Form 10-Q
period 2007-06-30
CADENCE PHARMACEUTICALS INC
filed 2007-08-14
CIK 1333248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from      to
Commission File Number 001-33103

CADENCE PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-2142317
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2007, there were 29,106,762 shares of the Registrant’s Common Stock outstanding.

CADENCE PHARMACEUTICALS, INC.
INDEX

	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Balance Sheets at June 30, 2007 and December 31, 2006	1
	Condensed Statements of Operations for the three and six months ended June 30, 2007 and 2006 and for the period from May 26, 2004 (inception) through June 30, 2007	2
	Condensed Statements of Cash Flows for the six months ended June 30, 2007 and 2006 and for the period from May 26, 2004 (inception) through June 30, 2007	3
	Notes to Condensed Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Qualitative and Quantitative Disclosures About Market Risk	18
Item 4T.	Controls and Procedures	19

	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Submission of Matters to a Vote of Security Holders	44
Item 5.	Other Information	44
Item 6.	Exhibits	45
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CADENCE PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$66,922,662	$86,825,526
Restricted cash	1,981,849	347,849
Prepaid expenses and other current assets	759,269	820,311

Total current assets	69,663,780	87,993,686

Property and equipment, net	4,716,313	3,558,618
Restricted cash	1,233,281	1,233,281
Other assets	444,832	536,042

Total assets	$76,058,206	$93,321,627

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$5,040,081	$2,073,726
Accrued liabilities	10,959,172	7,378,750
Current portion of long-term debt	2,687,790	2,338,010

Total current liabilities	18,687,043	11,790,486

Deferred rent	1,347,069	1,460,109
Long-term debt, less current portion	3,279,753	4,661,990
Other long-term liabilities	22,048	—

Total liabilities	23,335,913	17,912,585

Commitments and contingencies (Note 6)

Stockholders’ equity :
Common stock, $0.0001 par value; 100,000,000 shares authorized, 29,106,762 shares and 29,092,720 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	2,911	2,909
Additional paid-in capital	139,906,638	138,057,890
Accumulated other comprehensive income	22,821	64,033
Deficit accumulated during the development stage	(87,210,077)	(62,715,790)

Total stockholders’ equity	52,722,293	75,409,042

Total liabilities and stockholders’ equity	$76,058,206	$93,321,627

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
					May 26, 2004
	Three Months Ended		Six Months Ended		(Inception)
	June 30,		June 30,		through
	2007	2006	2007	2006	June 30, 2007
Operating expenses:
Research and development	$12,754,991	$4,928,724	$20,996,795	$33,663,970	$76,833,139
Marketing	466,354	220,783	768,537	316,541	1,860,327
General and administrative	2,435,940	1,430,631	4,263,532	1,967,980	11,498,609

Total operating expenses	15,657,285	6,580,138	26,028,864	35,948,491	90,192,075

Loss from operations	(15,657,285)	(6,580,138)	(26,028,864)	(35,948,491)	(90,192,075)

Other income (expense):
Interest income	923,137	408,562	1,955,027	552,501	4,165,100
Interest expense	(200,122)	(27,229)	(420,131)	(43,895)	(917,748)
Other expense	(319)	—	(319)	—	(265,354)

Total other income, net	722,696	381,333	1,534,577	508,606	2,981,998

Net loss	$(14,934,589)	$(6,198,805)	$(24,494,287)	$(35,439,885)	$(87,210,077)

Basic and diluted net loss per share(1)	$(0.52)	$(4.92)	$(0.86)	$(28.50)

Shares used to compute basic and diluted net loss per share(1)	28,546,033	1,260,132	28,475,594	1,243,500

(1)	As a result of the issuance of 6,900,000 shares of common stock in the Company’s initial public offering in the fourth quarter of 2006 and the conversion of the Company’s preferred stock into 19,907,605 shares of common stock upon completion of the Company’s initial public offering, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented above. Please see Note 3 for further discussion.
The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
	Six Months Ended		May 26, 2004
	June 30,		(Inception) to
	2007	2006	June 30, 2007
Operating activities
Net loss	$(24,494,287)	$(35,439,885)	$(87,210,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	252,448	28,862	519,394
Loss on disposal of assets	—	—	37,034
Stock-based compensation	1,856,438	686,861	3,992,207
Non-cash interest expense and impairment charges	49,998	41,665	369,661
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	61,042	59,799	(787,369)
Accounts payable	2,966,355	1,075,216	4,769,425
Accrued liabilities and other liabilities	3,489,430	2,434,825	11,129,942

Net cash used in operating activities	(15,818,576)	(31,112,657)	(67,179,783)

Investing activities
Purchases of marketable securities	—	—	(7,450,000)
Maturities of marketable securities	—	7,000,000	7,000,000
Restricted cash	(1,634,000)	(1,581,130)	(3,215,130)
Purchases of property and equipment	(1,410,143)	(681,815)	(4,082,211)

Net cash (used in) provided by investing activities	(3,044,143)	4,737,055	(7,747,341)

Financing activities
(Disbursements) proceeds from (repurchase) issuance of common stock, net	(7,688)	456,609	56,948,495
Proceeds from sale of preferred stock, net	—	53,775,013	78,933,748
Net (payments) borrowings under debt agreements	(1,032,457)	7,000,000	5,967,543

Net cash (used in) provided by financing activities	(1,040,145)	61,231,622	141,849,786

Net (decrease) increase in cash and cash equivalents	(19,902,864)	34,856,020	66,922,662
Cash and cash equivalents at beginning of period	86,825,526	8,025,285	—

Cash and cash equivalents at end of period	$66,922,662	$42,881,305	$66,922,662

Supplemental disclosures
Issuance of warrants in connection with loan and security agreement	$—	$313,572	$313,572
Assets acquired through lease concessions	$—	$—	$1,190,530
Unrealized (loss) gain on investment securities	$(41,212)	$—	$22,821
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
     Basis of Presentation
     The Company has prepared the accompanying unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. In the opinion of the Company’s management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair presentation of the results of the interim periods presented have been included. These condensed financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2006, as included in the Company’s 2006 Annual Report on Form 10-K as filed with the SEC on March 28, 2007.
     Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors. In adopting SFAS No. 123(R), the Company has applied the modified prospective transition method and therefore, prior period results were not restated. Compensation costs related to all equity instruments granted after January 1, 2006 are recognized at grant-date fair value of the awards in accordance with the provisions of SFAS No. 123(R). As such, the Company’s condensed financial statements for the three and six months ended June 30, 2007 and 2006 reflect the impact of SFAS No. 123(R).

CADENCE PHARMACEUTICALS, INC.
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     SFAS No. 123(R) requires companies to estimate the fair value of stock-based compensation on the date of grant using an option pricing model. The Company currently uses the Black-Scholes option pricing model to estimate the fair value of its stock-based awards. This option pricing model involves a number of estimates, including the expected lives of stock options, the Company’s stock volatility and interest rates. Stock-based compensation expense recognized during the period is based on the value of the portion of awards that is ultimately expected to vest and thus the gross expense is reduced for estimated forfeitures. Compensation expense for all stock-based payment awards was recognized using the straight-line method. The following table summarizes the average estimates the Company used in the Black-Scholes option-pricing model during the three and six months ended June 30, 2007 and 2006, to determine the fair value of employee stock options granted during each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Risk free interest rates	4.8%	5.0%	4.6%	5.0%
Expected life in years	5.9 years	6.1 years	6.0 years	6.1 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	66.0%	70.0%	66.0%	70.0%
     Stock-based compensation expense recognized under SFAS No. 123(R) for the three and six months ended June 30, 2007 was $1,132,621 and $1,856,438, respectively. Stock-based compensation expense recognized under SFAS No. 123(R) for the three and six months ended June 30, 2006 was $686,800 and $686,861, respectively. Since May 26, 2004 (inception), the Company has incurred $3,991,397 of stock-based compensation expense. The table below summarizes the stock-based compensation expense included in our statements of operations for the periods presented:

					Period from
					May 26, 2004
	Three Months Ended		Six Months Ended		(Inception)
	June 30,		June 30,		through
	2007	2006	2007	2006	June 30, 2007
Research and development	$360,630	$110,278	$554,265	$110,339	$1,115,522
Marketing	5,681	84	6,546	84	7,717
General and administrative	766,309	576,438	1,295,627	576,438	2,868,158

Stock-based compensation expense included in operating expenses	1,132,620	686,800	1,856,438	686,861	3,991,397

Total stock-based compensation expense included in loss from operations	$1,132,620	$686,800	$1,856,438	$686,861	$3,991,397

2. Recent Accounting Pronouncements
     In June 2007, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached consensus on Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF No. 07-03 provides that nonrefundable advance payments for goods that will be used or services that will be performed in future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF No. 07-03 is effective for reporting periods ending after December 15, 2007 and earlier application is not permitted. The Company is currently accessing the effects of EITF No. 07-03 and it is not expected to have a material impact on the Company’s financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the effects of SFAS No. 157 on its financial statements and it is not expected to have a material impact on the Company’s financial statements.

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
     The actual net loss per share amounts for the three and six months ended June 30, 2007 and 2006 were computed based on the shares of common stock outstanding during the respective periods. The net loss per share for the three and six months ended June 30, 2007 includes the full effect of the 6,900,000 common shares issued in the fourth quarter of 2006 and the conversion of the Company’s preferred stock into 19,907,605 common shares upon completion of the Company’s initial public offering. As a result of the issuance of these common shares, there is a lack of comparability in the basic and diluted net loss per share amounts for the three and six months ended June 30, 2007 and 2006.
     The following is a reconciliation of the basic and diluted shares for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Shares for basic and dilutive net loss per share:
Weighted average common shares outstanding	29,115,479	1,981,157	29,105,262	1,956,706
Weighted average unvested common shares subject to repurchase	(567,446)	(721,025)	(629,668)	(713,206)

Denominator for basic and diluted earnings per share	28,548,033	1,260,132	28,475,594	1,243,500

     For the three months ended June 30, 2007 and 2006, options and other exercisable convertible securities totaling 2,773,247 and 22,306,291 shares, respectively, were excluded from the calculation as their effect would have been antidilutive. For the six months ended June 30, 2007 and 2006, options and other exercisable convertible securities totaling 2,597,866 and 22,306,291 shares, respectively, were excluded from the calculation as their effect would have been antidilutive.
4. Comprehensive Loss
     The Company has applied SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income. The components of other comprehensive loss for the periods presented were as follows:

CADENCE PHARMACEUTICALS, INC.
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

					Period from
					May 26, 2004
					(Inception)
	Three Months Ended June 30,		Six Months Ended June 30,		through
	2007	2006	2007	2006	June 30, 2007
Net loss	$(14,934,589)	$(6,198,805)	$(24,494,287)	$(35,439,885)	$(87,210,077)

Other comprehensive income:
Net unrealized (loss) gain on available for sale investments	(138,690)	—	(41,212)	—	22,821

Comprehensive loss	$(15,073,279)	$(6,198,805)	$(24,535,499)	$(35,439,885)	$(87,187,256)

5. Property and Equipment
     Property and equipment for operations were as follows:

	June 30,	December 31,
	2007	2006
Leasehold improvements	$1,580,336	$1,572,690
Computer equipment and software	510,108	373,502
Furniture and fixtures	418,366	399,480
Manufacturing equipment	123,302	122,500
Construction in-process	2,564,055	1,317,852

	5,196,167	3,786,024

Less accumulated depreciation	(479,854)	(227,406)

Total	$4,716,313	$3,558,618

     For the three months ended June 30, 2007 and 2006, the Company incurred depreciation expense of $130,482 and $18,130, respectively. During the six months ended June 30, 2007 and 2006, the Company incurred depreciation expense of $252,449 and $28,862, respectively, and since May 26, 2004 (inception) through June 30, 2007, the Company has incurred depreciation expense of $519,395.
6. Commitments and Contingencies
     Loan and Security Agreement
     In February 2006, the Company entered into a $7,000,000 loan and security agreement with Silicon Valley Bank and Oxford Finance Corporation to provide growth capital to the Company. In June 2006, the Company drew down $7,000,000 under the loan and security agreement with Silicon Valley Bank and Oxford Finance Corporation. In February 2007, the Company began making the first of 30 equal monthly principal and interest payments and as of June 30, 2007 had paid $1,032,457 of the principal balance. Interest accrues on all outstanding amounts at the fixed rate of 11.47%. The loans are collateralized by substantially all the assets of the Company (excluding intellectual property). Under the terms of the agreement, the Company may be precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and is subject to certain non-financial covenants and prepayment penalties. Upon the occurrence of an event of default, including a Material Adverse Change (as defined in the agreement), the lenders may declare all outstanding amounts due and payable.
     As of June 30, 2007 and December 31, 2006 the principal balance of the loan and security agreement included on the Company’s condensed balance sheet was $5,967,543 and $7,000,000, respectively.
     Warrants
     In connection with the loan and security agreement with Silicon Valley Bank and Oxford Finance Corporation, the Company issued two fully exercisable warrants to the lenders to purchase an aggregate of 385,000 shares of the Company’s Series A-2 preferred stock at an exercise price of $1.00 per share. These warrants became exercisable for 96,250 shares of the Company’s common stock, at an exercise price of $4.00 per share, upon the completion of

CADENCE PHARMACEUTICALS, INC.
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
the Company’s initial public offering in October 2006. Excluding certain mergers or acquisitions, the warrants expire in February 2016. The $313,572 fair value of the warrants was determined using the Black-Scholes valuation model, recorded as debt issuance costs which are included as other long-term assets in the accompanying balance sheets, and amortized to interest expense over the expected term of the loan agreement. The warrants were valued using the following assumptions: risk-free interest rate of 4.57%; dividend yield of 0%; expected volatility of 70%; and contractual term of 10 years. In November 2006, one warrant was exercised for 48,125 shares at a price of $9.45, resulting in 27,754 shares issued. In March 2007, the remaining warrant was exercised for 48,125 shares at a price of $15.04, resulting in 35,325 shares issued. There were no warrants outstanding as of June 30, 2007.
     Facility Leases
     In 2004, the Company subleased its corporate headquarters under a non-cancelable operating lease that expired in September 2006. In May 2006, the Company entered into a six-year operating lease for 23,494 square feet of office space. The Company received certain tenant improvement allowances and rent abatement and has an option to extend the lease for five years. Monthly rental payments are adjusted on an annual basis and the lease expires in September 2012. As security for the lease, the landlord required a letter of credit in the amount of $1,581,130. The letter of credit is collateralized by a certificate of deposit in the same amount that is classified as restricted cash in the balance sheet. The required amount subject to the letter of credit and corresponding certificate of deposit may be reduced by 22% on each of the first four anniversaries of the commencement of the lease.
     The Company has entered into a sublease agreement for a portion of its unused office space, through the third quarter of 2010. Rent expense, net of sublease rent income, for the three months ended June 30, 2007 and 2006 was $137,903 and $223,547, respectively. For the six months ended June 30, 2007 and 2006, net rent expense was $300,909 and $274,231, respectively, and since May 26, 2004 (inception) through June 30, 2007, the Company has incurred net rent expense of $1,277,892.
     Letter of Credit
     On July 18, 2007, the Company entered into a development and supply agreement with Baxter Healthcare Corporation (“Baxter”) for the completion of pre-commercialization manufacturing development activities and the manufacture of commercial supplies of the finished drug product for IV APAP. In anticipation of the execution of the agreement with Baxter, the Company entered into an irrevocable standby letter of credit in favor of Baxter in January 2007. The letter of credit is for the amount of $3,268,000 and is based on anticipated costs to be incurred by the supplier to facilitate the manufacturing of the drug product. The letter of credit in favor of Baxter is collateralized by a certificate of deposit in the amount of $1,634,000 and may be drawn down in part or in whole by Baxter in the event that the Company fails to perform its obligations to fund the specified facility improvements or equipment purchases. The amount of the letter of credit may be reduced quarterly following the execution of the agreement for the costs the Company has reimbursed Baxter to fund the specified facility improvements or equipment purchases. See Note 9 for further discussion of the agreement with Baxter.
7. Stockholder’s Equity
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
8. Income Taxes
     The Company adopted the provisions of FASB Interpretation (“FIN”) 48, Accounting for Income Tax Uncertainties, on January 1, 2007. On the date of adoption of FIN 48, the Company had no unrecognized tax benefits and thus did not recognize an increase in the liability for unrecognized tax benefits. Further, there are no unrecognized tax benefits included in the Company’s condensed balance sheet at December 31, 2006 or June 30, 2007 that would, if recognized, affect the effective tax rate.
     The Company is subject to taxation in the U.S. and California. The Company is subject to examination by the U.S. and California tax authorities for 2004 and subsequent tax years. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest and penalties related to income tax matters on the Company’s balance sheets at December 31, 2006 and at June 30, 2007, and has recognized no interest and/or penalties in the Company’s condensed statement of operations for the six months ended June 30, 2007.
     The adoption of FIN 48 did not impact the Company’s financial condition, results of operations or cash flows. At January 1, 2007, the Company had net deferred tax assets of $26.5 million. The deferred tax assets are primarily composed of federal and state tax net operating loss carryforwards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the Company’s net deferred tax asset. Additionally, the future utilization of the Company’s net operating loss and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred, however, the Company plans to complete a Section 382/383 analysis regarding the limitation of the net operating losses and research and development credits. When this analysis is completed, the Company plans to update its unrecognized tax benefits under FIN 48. However, the Company does not expect this analysis to be completed within the next 12 months and, as a result, the Company does not expect that the unrecognized tax benefits will change within 12 months of this reporting date. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.
9. Subsequent Events
     On July 18, 2007, the Company entered into a development and supply agreement with Baxter for the completion of pre-commercialization manufacturing development activities and the manufacture of commercial supplies of the finished drug product for IV APAP. Pursuant to the terms of the agreement with Baxter, Baxter will receive development fees from the Company upon the completion of specified development activities, which the Company will expense as the costs are incurred. In addition, Baxter will receive a set manufacturing fee based on the amount of finished IV APAP drug product produced, which prices may be adjusted by Baxter, subject to specified limitations. Further, the Company is obligated to purchase a minimum number of units each year following regulatory approval, or pay Baxter an amount equal to the per-unit purchase price multiplied by the amount of the shortfall. The Company is also obligated to reimburse Baxter for all reasonable costs directly related to work performed by Baxter in support of any change in the active pharmaceutical ingredient (“API”) source or API manufacturing process. The agreement with Baxter also requires the Company to fund specified improvements at Baxter’s manufacturing facility and purchase certain equipment for use by Baxter in manufacturing the finished IV APAP drug product. In January 2007, the Company entered into an irrevocable standby letter of credit in favor of Baxter to secure this obligation in the amount of $3,268,000. The Company will not have title to this equipment or facility improvements and will expense these costs as incurred. The letter of credit, which is collateralized by a certificate of deposit in the amount of $1,634,000, may be drawn down in part or in whole by Baxter in the event that the Company fails to perform its obligations to fund the specified facility improvements or equipment purchases.

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
Overview
     We are a biopharmaceutical company focused on in-licensing, developing and commercializing proprietary product candidates principally for use in the hospital setting. Since our inception in May 2004, we have in-licensed rights to two product candidates, both of which are currently being studied in Phase III clinical trials. We have in-licensed the exclusive U.S. and Canadian rights to IV APAP, an intravenous formulation of acetaminophen that is currently marketed in Europe for the treatment of acute pain and fever by Bristol-Myers Squibb Company, or BMS. We believe that IV APAP is the only stable, pharmaceutically-acceptable intravenous formulation of acetaminophen. We have also in-licensed the exclusive North American and European rights to omiganan pentahydrochloride 1% aqueous gel, or Omigardtm, for the prevention and treatment of device-related, surgical wound-related and burn-related infections. We believe that the hospital setting is a concentrated, underserved market for pharmaceuticals and anticipate building our own, hospital-focused sales force as our product candidates approach potential U.S. Food and Drug Administration, or FDA, approval. We intend to build a leading franchise in the hospital setting, continuing to focus on products that are in late stages of development, currently commercialized outside the United States, or approved in the United States but with significant commercial potential for proprietary new uses or formulations.
     We were incorporated under the laws of the State of Delaware in May 2004. Our principal executive offices are located at 12481 High Bluff Drive, Suite 200, San Diego, California 92130 and our telephone number at that location is (858) 436-1400. Information about the company is also available at our website at www.cadencepharm.com, which includes links to reports we have filed with the Securities and Exchange Commission, or SEC. The contents of our website are not incorporated by reference in this Quarterly Report on Form 10-Q.
Background
     During 2004, we focused on hiring our management team and initial operating employees and on in-licensing our first product candidate, Omigard. Substantial operations did not commence until September 2004. During 2005, we completed the special protocol assessment, or SPA, for Omigard, and initiated a Phase III clinical trial of this product candidate. In July 2007, we announced that the FDA agreed with our proposal to increase the number of patients to be enrolled in our ongoing Phase III clinical trial of Omigard from 1,250 to 1,850 patients. This proposal was prompted by our planned re-analysis of data from the initial Phase III clinical trial of Omigard, which was conducted by our licensor. Using a slightly different, stricter definition of local catheter site infections, or LCSIs, the re-analysis indicated a statistically significant reduction in the number of LCSIs of 42% in the Omigard treatment arm as compared to the povidone-iodine treatment arm, while the original analysis of data from this trial indicated a statistically significant reduction of LCSIs of approximately 49%. Because the target sample size for our ongoing Phase III clinical trial of Omigard is based, in part, upon the LCSI rate and treatment effect of the original Phase III clinical trial of this product candidate, we determined that adding patients would be prudent in order to maintain the statistical power of the study. We expect that increasing the enrollment in the Phase III clinical trial of Omigard will delay the completion of enrollment in this study from the second half of 2007 to the second quarter of 2008 and will require greater financial resources than originally anticipated.

     In March 2006, we in-licensed rights to IV APAP from BMS. In October 2006, we initiated a pharmacokinetic study in adults to assess the pharmacokinetics of single and repeated doses of IV APAP compared to oral acetaminophen in adults. The enrollment in this Phase I clinical trial was completed in December 2006. Also in December 2006, we initiated enrollment in a Phase III clinical trial of IV APAP for the treatment of post-operative pain following gynecological surgery. We have also initiated a placebo-controlled, Phase III clinical trial of IV APAP for the treatment of fever in adults, and pharmacokinetic trials of IV APAP in adults and children. In the third quarter of 2007, we plan to initiate one additional Phase III clinical trial comparing IV APAP with oral acetaminophen for the treatment of fever in adults and two safety studies of IV APAP, one in adults and one in children.
     We are a development stage company. We have incurred significant net losses since our inception. As of June 30, 2007, we had an accumulated deficit of $87.2 million. These losses have resulted principally from costs incurred in connection with research and development activities, including license fees, costs of clinical trial activities associated with our current product candidates and general and administrative expenses. We expect to continue to incur operating losses for the next several years as we pursue the clinical development and market launch of our product candidates and acquire or in-license additional products, technologies or businesses that are complementary to our own.
     In October 2006, we completed an initial public offering in which we sold 6.0 million shares of our common stock at $9.00 per share and received net proceeds of $48.4 million (after underwriting discounts and offering costs). In November 2006, following exercise of the underwriters’ over-allotment option, we sold an additional 0.9 million shares of our common stock at $9.00 per share and received net proceeds of $7.5 million (after underwriting discounts).
Revenues
     We have not generated any revenues to date, and we do not expect to generate any revenues from licensing, achievement of milestones or product sales until we are able to commercialize our product candidates ourselves or execute a collaboration arrangement with a third party.
Research and Development Expenses
     Our research and development expenses consist primarily of license fees, salaries and related employee benefits, costs associated with clinical trials managed by our contract research organizations, or CROs, costs associated with non-clinical activities, such as regulatory expenses, and pre-commericalization manufacturing development activities. Our most significant costs are for license fees and clinical trials. The clinical trial expenses include payments to vendors such as CROs, investigators, clinical suppliers and related consultants. Our historical research and development expenses relate predominantly to the in-licensing of IV APAP and Omigard and clinical trials for Omigard and IV APAP. We charge all research and development expenses to operations as incurred because the underlying technology associated with these expenditures relates to our research and development efforts and has no alternative future uses.
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
     The following summarizes our research and development expenses included in our condensed statements of operations for the three and six months ended June 30, 2007 and 2006, and for the period from May 26, 2004 (inception) through June 30, 2007 (in thousands):

					Period from
					May 26, 2004
					(Inception)
	Three Months Ended June 30,		Six Months Ended June 30,		through
Product Candidate	2007	2006	2007	2006	June 30, 2007
IV APAP	$5,180	$220	$7,060	$25,698	$35,112
Omigard	5,519	3,453	10,200	6,238	30,996
Other supporting costs	2,056	1,256	3,737	1,728	10,725

	$12,755	$4,929	$20,997	$33,664	$76,833

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
     We expect our development expenses to be substantial over the next few years as we continue the advancement of our product development programs. We initiated our Phase III clinical trial for Omigard in August 2005 and expect to complete enrollment in the study by the second quarter of 2008. In the fourth quarter of 2006, we initiated the Phase III clinical development program for IV APAP and expect Phase III clinical trial results to be available in early 2008. The lengthy process of completing clinical trials and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expense to increase and, in turn, have a material adverse effect on our results of operations.
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
Income Taxes
     As of January 1, 2007, we had both federal and state net operating loss carryforwards of approximately $32.1 million. If not utilized, the net operating loss carryforwards will begin expiring in 2024 for federal purposes and 2014 for state purposes. As of January 1, 2007, we had both federal and state research and development tax credit carryforwards of approximately $1.1 million and $0.3 million, respectively. The federal tax credits will begin expiring in 2024 unless previously utilized and the state tax credits carryforward indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the utilization of the net operating losses before they expire. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal or state income tax benefit in our statement of operations.
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

     The table below summarizes the stock-based compensation expense included in our condensed statements of operations for the three and six months ended June 30, 2007 and 2006, and for the period from May 26, 2004 (inception) through June 30, 2007:

					Period from
					May 26, 2004
	Three Months Ended		Six Months Ended		(Inception)
	June 30,		June 30,		through
	2007	2006	2007	2006	June 30, 2007
Research and development	$360,630	$110,278	$554,265	$110,339	$1,115,522
Marketing	5,681	84	6,546	84	7,717
General and administrative	766,309	576,438	1,295,627	576,438	2,868,158

Stock-based compensation expense included in operating expenses	1,132,620	686,800	1,856,438	686,861	3,991,397

Total stock-based compensation expense included in loss from operations	$1,132,620	$686,800	$1,856,438	$686,861	$3,991,397

Results of Operations
Three-Month Periods Ended June 30, 2007 and 2006
Operating expenses
     Research and Development Expenses. Research and development expenses increased $7.8 million for the three months ended June 30, 2007 to $12.8 million, from $4.9 million for the comparable period during 2006. This increase was primarily due to the following:
•	an increase of $2.1 million in our Omigard program as a result of clinical trial and related costs for a Phase III clinical trial, partially due to higher than anticipated enrollment rates which resulted in achievement of our initial enrollment target two months ahead of schedule;

•	an increase of $5.0 million in our IV APAP program, primarily as a result of costs related to the initiation of our clinical development program and pre-commercialization manufacturing development activities; and

•	an increase of $0.8 million in other supporting costs as a result of increased salaries and related personnel costs (including $0.3 million increase in stock-based compensation charges) from the planned addition of research and development staff hired to support our clinical and regulatory efforts related to both Omigard and IV APAP.
     Marketing Expenses. Marketing expenses increased $0.3 million for the three months ended June 30, 2007 to $0.5 million, as compared to $0.2 million for the comparable period during 2006. This increase was primarily due to increased outside services and personnel costs.
     General and Administrative Expenses. General and administrative expenses increased $1.0 million for the three months ended June 30, 2007 to $2.4 million, from $1.4 million for the comparable period during 2006. This increase was primarily due to increases in salaries and related personnel costs (including a $0.2 million increase in stock-based compensation charges), costs related to operating as a public company, insurance costs and depreciation expense.
     Interest Income. Interest income increased $0.5 million for the three months ended June 30, 2007 to $0.9 million, from $0.4 million for the comparable period during 2006. This increase was primarily due to our increased average cash and cash equivalents balance as a result of the proceeds we received from the completion of our initial public offering in the fourth quarter of 2006.

     Interest Expense. Interest expense increased to $0.2 million for the three months ended June 30, 2007 from a nominal amount for the comparable period during 2006. This increase was due to interest we incurred on the amount borrowed under our $7.0 million loan and security agreement with Silicon Valley Bank and Oxford Finance Corporation. In June 2006, we borrowed $7.0 million under the loan and security agreement and in February 2007, began making the first of 30 equal monthly principal and interest payments. As of June 30, 2007, we had reduced the outstanding principal balance under the loan and security agreement by $1.0 million to $6.0 million.
Six-Month Periods Ended June 30, 2007 and 2006
Operating expenses
     Research and Development Expenses. Research and development expenses decreased $12.7 million for the six months ended June 30, 2007 to $21.0 million, from $33.7 million for the comparable period during 2006. This decrease was primarily due to the $25.3 million initial license fee for IV APAP we incurred in March 2006, which was immediately expensed as in-process research and development. Excluding this license fee, our research and development expenses for the six months ended June 30, 2007 increased $12.6 million. This increase was primarily due to the following:
•	an increase of $4.0 million in our Omigard program as a result of clinical trial and related costs for a Phase III clinical trial, partially due to higher than anticipated enrollment rates which resulted in the achievement of our initial enrollment target two months ahead of schedule;

•	an increase of $6.6 million in our IV APAP program, primarily as a result of costs related to the initiation of our clinical development program and pre-commercialization manufacturing development activities; and

•	an increase of $2.0 million in other supporting costs as a result of increased salaries and related personnel costs (including an increase of $0.4 million in stock-based compensation charges) from the planned addition of research and development staff hired to support our clinical and regulatory efforts related to both Omigard and IV APAP.
     Marketing Expenses. Marketing expenses increased $0.5 million for the six months ended June 30, 2007 to $0.8 million, from $0.3 million for the comparable period during 2006. This increase was primarily due to increased market research costs and related outside services.
     General and Administrative Expenses. General and administrative expenses increased $2.3 million for the six months ended June 30, 2007 to $4.3 million, from $2.0 million for the comparable period during 2006. This increase was primarily due to increases in salaries and related personnel costs (including an increase of $0.7 million in stock-based compensation charges), costs related to operating as a public company, depreciation expense and insurance costs.
     Interest Income. Interest income increased $1.4 million for the six months ended June 30, 2007 to $2.0 million, from $0.6 million for the comparable period during 2006. This increase was primarily due to our increased average cash and cash equivalents balance in 2007 as a result of the proceeds we received from the completion of our initial public offering in the fourth quarter of 2006. Further contributing to the increase is a higher average interest rate earned on our investments during the six months ended June 30, 2007, as compared to the six months ended June 30, 2006.
     Interest Expense. Interest expense increased to $0.4 million for the six months ended June 30, 2007 from a nominal amount for the comparable period during 2006. This increase was due to interest we incurred on the amount borrowed under our $7.0 million loan and security agreement with Silicon Valley Bank and Oxford Finance Corporation. In June 2006, we borrowed $7.0 million under the loan and security agreement and in February 2007, began making the first of 30 equal monthly principal and interest payments. As of June 30, 2007, we had reduced the outstanding principal balance by $1.0 million to $6.0 million.

Liquidity and Capital Resources
     As of June 30, 2007, we had $66.9 million in cash and cash equivalents, a decrease of $19.9 million from the $86.8 million at December 31, 2006. This decrease was primarily due to cash used in operations ($15.8 million), cash deemed to be restricted ($1.6 million), purchases of property and equipment ($1.4 million) and principal payments on our debt obligations ($1.0 million).
     The $15.8 million of cash used in operations for the first six months ended June 30, 2007 represents a $15.3 million decrease from the $31.1 million of cash used in operations during the comparable period in 2006. This decrease was primarily due to a decrease in the net loss we reported during the applicable period in 2007 ($24.5 million) as compared to 2006 ($35.4 million). The net loss during the first two quarters of 2006 was largely due to a $25.3 million license fee expensed and paid during the first quarter of that year.
     Our net loss reported for the six months ended June 30, 2007 ($24.5 million) includes non-cash charges for stock-based compensation ($1.9 million) and depreciation ($0.3 million). The increase in our accounts payable ($3.0 million) and our accrued expenses and other liabilities ($3.5 million) also offset the cash flow from the net loss reported for the quarter. This increase in our accounts payable, accrued expenses and other liabilities was primarily due to increased clinical trial activity and costs incurred to reimburse our contract manufacturer for equipment, modifications and development of it’s facility in which commercial quantities of IV APAP will be manufactured.
     At June 30, 2007 our net property and equipment balance increased by $1.1 million to $4.7 million, from $3.6 million at December 31, 2006. This increase was primarily due to capital expenditures of equipment for the commercial manufacturing of our IV APAP product, partially offset by the depreciation of our assets.
Sources of Liquidity
     Since inception, our operations have been financed primarily through the issuance of our equity securities, in both public and private offerings. From our inception through June 30, 2007, we have received net proceeds of approximately $135.6 million from the sale of shares of our preferred and common stock as follows:
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
     Additionally, in February 2006, we entered into a $7.0 million loan and security agreement with Silicon Valley Bank and Oxford Finance Corporation to provide us with growth capital. We drew down $7.0 million in June 2006 at the fixed rate of 11.47% and we have no further credit available under this agreement. We began making the first of 30 equal monthly principal and interest payments in February 2007. As of June 30, 2007, we had reduced the principal balance by $1.0 million to $6.0 million. The loan is collateralized by substantially all of our assets other than intellectual property. Under the terms of the agreement, we are precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and are subject to various non-financial covenants and prepayment penalties.

     In connection with the loan and security agreement with Silicon Valley Bank and Oxford Finance Corporation, we issued two warrants to the lenders to purchase 385,000 shares of Series A-2 preferred stock at an exercise price of $1.00 per share. These warrants became exercisable for 96,250 shares of our common stock, at an exercise price of $4.00 per share, upon the completion of our initial public offering in October 2006. Excluding certain mergers or acquisitions, the warrants expire in February 2016. The $0.3 million fair value of the warrants was determined using the Black-Scholes valuation model, recorded as debt issuance costs which are included as other long-term assets in the accompanying balance sheets, and amortized to interest expense over the expected term of the loan agreement. The warrants were valued using the following assumptions: risk-free interest rate of 4.57%; dividend yield of 0%; expected volatility of 70%; and contractual term of 10 years. In November 2006, one warrant was exercised for 48,125 shares at a price of $9.45, resulting in 27,754 shares issued. In March 2007, the remaining warrant was exercised for 48,125 shares at a price of $15.04, resulting in 35,325 shares issued. As of June 30, 2007, we had no outstanding warrants.
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
     Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:
•	the progress of our clinical trials, including expenses to support the trials and milestone payments that may become payable to BMS or Migenix;

•	our ability to establish and maintain strategic collaborations, including licensing and other arrangements;

•	the costs and timing of regulatory approvals;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights;

•	the costs of establishing manufacturing, sales or distribution capabilities;

•	the success of the commercialization of our products; and

•	the extent to which we may in-license, acquire or invest in other indications, products, technologies and businesses.
     Our current cash and cash equivalent balances are currently our principal sources of liquidity and we believe these will satisfy our projected working capital, capital expenditure and debt servicing, at a minimum, through the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could spend our available financial resources faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to the rate of progress and cost of our clinical trials and other product development programs for IV APAP, Omigard and any other product candidates that we may in-license or acquire. Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources generated from the proceeds of offerings of our equity securities and our existing borrowings under our loan and security agreement. In addition, we may finance future cash needs through the sale of additional equity securities, strategic collaboration agreements and debt financing. However, we have drawn down all available amounts under our existing loan and security agreement, and we may not be successful in obtaining strategic collaboration agreements or in receiving milestone or royalty payments under those strategic collaboration agreements. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. We have invested a substantial portion of our available cash funds in money market funds placed with reputable financial institutions for which credit loss is not anticipated and have established guidelines relating to diversification and maturities of our securities available-for-sale to preserve principal and maintain liquidity. In addition, we may finance future cash needs through the sale of additional equity securities, strategic collaboration agreements and debt financing. Also, we cannot be sure that our existing cash and investment resources will be adequate, that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale-back or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring additional debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
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
Item 3. Qualitative and Quantitative Disclosures about Market Risk
Cash and Cash Equivalents
     Our cash and cash equivalents as of June 30, 2007 consisted primarily of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the investment securities available- for-sale that we may invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment securities available-for-sale to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and investment securities available-for-sale in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate and we do not believe that our results of operations would be materially impacted by an immediate 10% change in interest rates.
Debt
     Our loan and security agreement with Silicon Valley Bank and Oxford Finance Corporation has a fixed rate equal to 11.47%. Consequently, we do not have significant interest rate cash flow exposure on our debt. The principal value of the agreement at June 30, 2007 was $6.0 million and is collateralized by substantially all the assets of the Company (excluding intellectual property). Under the terms of the agreement, we are precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and are subject to various non-financial covenants and prepayment penalties.
Item 4T. Controls and Procedures
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
     Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     In the near-term, the success of our business will depend on many factors, including the following risks:
•	we are largely dependent on the success of our only two product candidates, IV APAP and Omigard, and we cannot be certain that our ongoing and planned clinical development programs will be sufficient to support new drug application, or NDA, submissions or that either product candidate will receive regulatory approval or be successfully commercialized;

•	delays in the commencement, enrollment or completion of clinical testing for either of our product candidates could result in increased costs to us and delay or limit our ability to obtain regulatory approval;

•	even if our product candidates are approved by regulatory authorities, we expect intense competition in the hospital marketplace for our targeted indications;

•	delays or quality issues with respect to the manufacturing of our product candidates could result in increased costs to us and delay or limit our ability to obtain regulatory approval;

•	the patent rights that we have in-licensed covering IV APAP are limited to a specific intravenous formulation of acetaminophen, and our market opportunity for this product candidate may be limited by the lack of patent protection for the active ingredient itself and other formulations that may be developed by competitors;

•	we will require substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development programs and commercialization efforts; and

•	our ability to maintain patent protection for our products and to commercialize our products without infringing the patent rights of others.
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
          We currently have no drug products for sale and we cannot guarantee that we will ever have marketable drug products. The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA, and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market our product candidates in the United States until we receive approval of an NDA from the FDA. We have not submitted an

NDA or received marketing approval for either of our product candidates. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. We currently have only two product candidates and our business success currently depends entirely on their successful development and commercialization.
     We have not developed either of our product candidates independently. In March 2006, we in-licensed exclusive rights to IV APAP, an intravenous formulation of acetaminophen that is currently marketed in Europe for the treatment of acute pain and fever by Bristol-Myers Squibb Company, or BMS. Based on the preliminary feedback we received from the FDA in our meeting in August 2006, we completed enrollment in one pharmacokinetic clinical trial in adults and initiated a Phase III clinical trial for the treatment of acute pain in adults following gynecological surgery. In order to provide the FDA with data to support repeated dose efficacy for acute pain, efficacy for fever and safety in adults and children, we have also initiated a placebo-controlled, Phase III clinical trial of IV APAP for the treatment of fever in adults, and a pharmacokinetic trial of IV APAP in children. In the third quarter of 2007, we plan to initiate one additional Phase III clinical trial comparing IV APAP with oral acetaminophen for the treatment of fever in adults and two safety studies, one in adults and one in children.
     In July 2004, we in-licensed the rights to our only other product candidate, omiganan pentahydrochloride 1% aqueous gel, or Omigardtm, which is currently being evaluated in a single Phase III clinical trial for the prevention of LCSIs, and will require the successful completion of this Phase III clinical trial before we are able to submit an NDA to the FDA for approval. In July 2007, we announced that the FDA agreed with our proposal to increase the number of patients to be enrolled in our ongoing Phase III clinical trial of Omigard from 1,250 to 1,850 patients. We expect that increasing the number of patients will delay the completion of enrollment in this trial from the second half of 2007 to the second quarter of 2008 and will require greater financial resources than originally anticipated.
     These clinical development programs for IV APAP and Omigard may not lead to commercial products if our clinical trials fail to demonstrate that our product candidates are safe and effective and, as a result, we fail to obtain necessary approvals from the FDA and similar foreign regulatory agencies. We may also fail to obtain the necessary approvals if we have inadequate financial or other resources to advance our product candidates through the clinical trial process. Any failure to obtain approval of IV APAP or Omigard would have a material and adverse impact on our business.
If clinical trials of our current or future product candidates do not produce results necessary to support regulatory approval in the United States or elsewhere, we will be unable to commercialize these products.
     To receive regulatory approval for the commercial sale of IV APAP, Omigard or any other product candidates that we may in-license or acquire, we must conduct, at our own expense, adequate and well-controlled clinical trials to demonstrate efficacy and safety in humans. Clinical testing is expensive, takes many years and has an uncertain outcome. Clinical failure can occur at any stage of the testing. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing. For example, Migenix Inc., or Migenix, the licensor for our Omigard product candidate, together with its former collaborator, Fujisawa Healthcare, Inc., or Fujisawa, completed enrollment in a Phase III clinical trial in February 2003 that demonstrated statistically significant results for the secondary endpoints of the trial: the prevention of LCSIs and catheter colonization, which is the growth of microorganisms on the portion of the catheter below the skin surface. However, the trial did not show statistical significance for the primary endpoint, the prevention of catheter-related bloodstream infections, or CRBSIs.
     After the termination of the collaboration between Migenix and Fujisawa in January 2004, we in-licensed the rights to Omigard from Migenix in July 2004 and subsequently reached an agreement under the SPA process with the FDA concerning the protocol for our own Phase III clinical trial of Omigard. In connection with the SPA for Omigard, the FDA agreed that a single confirmatory Phase III trial will be required for approval for Omigard and that the prevention of LCSIs will be the sole primary efficacy endpoint, and we initiated this clinical trial in August 2005. In July 2007, we announced that the FDA agreed with our proposal to increase the number of patients to be enrolled in our ongoing Phase III clinical trial of Omigard from 1,250 to 1,850 patients. This proposal was prompted by our planned re-analysis of data from the initial Phase III clinical trial of Omigard. Using a slightly different, stricter definition of LCSIs, the re-analysis indicated a statistically significant reduction in the number of LCSIs of 42% in the Omigard treatment arm as compared to the povidone-iodine treatment arm, while the original analysis of data from this trial indicated a statistically significant reduction of LCSIs of approximately 49%.

Because the target sample size for our ongoing Phase III clinical trial of Omigard is based, in part, upon the LCSI rate and treatment effect of the original Phase III clinical trial of this product candidate, we determined that adding patients would be prudent in order to maintain the statistical power of the study. Additionally, improvements to hospital infection prevention practices since our Phase III clinical trial of Omigard began may reduce catheter-related infection rates, which we believe further supports the planned increase in the number of patients. We expect that increasing the number of patients enrolled in the Omigard Phase III clinical trial will delay the completion of enrollment from the second half of 2007 to the second quarter of 2008 and will require greater financial resources than originally anticipated. However, we cannot be certain that our ongoing Phase III clinical trial of Omigard will be able to enroll an adequate number of patients in the trial or ultimately demonstrate statistical significance or otherwise demonstrate sufficient efficacy and safety to support the filing of an NDA or ultimately lead to regulatory approval. Furthermore, despite having completed the SPA process, the FDA’s agreement with us on the trial protocol remains subject to future advances in the field or future public health concerns unrecognized at the time of the FDA’s protocol assessment, and any further changes we may propose to the protocol will remain subject to the FDA’s approval.
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
     Our other product candidate, Omigard, is a novel antimicrobial peptide and is not yet approved in any jurisdiction. No antimicrobial peptide has been approved by the FDA, including two antimicrobial peptides with mechanisms of action similar to Omigard that were studied in Phase III clinical trials. Although Omigard has been studied in more than 750 patients, all of the patients studied were enrolled in trials conducted or sponsored by Migenix or Fujisawa. Similar to IV APAP, we obtained electronic databases from the completed Phase III clinical trials sponsored by Migenix and Fujisawa. As a part of our standard procedure for analyzing data to prepare a final report of the study for a potential New Drug Application or other applications for marketing authorization, we re-analyzed the data using a slightly different, stricter definition of LCSIs. In April 2007, we announced that our re-analysis indicated a statistically significant reduction in the number of LCSIs of 42% in the Omigard treatment arm as compared to the povidone-iodine treatment arm, while the original analysis indicated a statistically significant reduction of LCSIs of approximately 49%. Because the target sample size for our own Phase III clinical trial of Omigard is based, in part, upon the LCSI rate and treatment effect of the original Phase III clinical trial of this product candidate, we determined that adding patients would be prudent in order to maintain the statistical power of the study. In July 2007, we announced that the FDA agreed with our proposal to increase the number of patients to be enrolled in our ongoing Phase III clinical trial of Omigard from 1,250 to 1,850 patients. We expect that increasing the number of patients enrolled in the Phase III clinical trial of Omigard will delay the completion of enrollment from the second half of 2007 to the second quarter of 2008 and will require greater financial resources than originally anticipated. Our audit and verification of the accuracy of the primary clinical data provided by our licensor and its former collaborator are continuing, and we cannot determine their applicability to our regulatory filings. Although the Phase III clinical trial of Omigard conducted by Migenix and Fujisawa demonstrated favorable, statistically significant results for the prevention of LCSIs and catheter colonization, secondary endpoints in their trial, we may not observe similar results in our ongoing Phase III clinical trial. Furthermore, the earlier Phase III clinical trial failed to show statistical significance for the primary endpoint of that trial, the prevention of CRBSIs. While we will measure the prevention of CRBSIs as a secondary endpoint in our ongoing Phase III clinical trial of Omigard, our trial is not designed to demonstrate statistical significance for this secondary endpoint. Although we are targeting a different primary endpoint in our trial, the prevention of LCSIs, it is possible that we will experience similar, unexpected results. Failure to satisfy a primary endpoint in a Phase III clinical trial would generally mean that a product candidate would not receive regulatory approval without one or more further successful Phase III clinical trials.
     The data collected from our clinical trials may not be adequate to support regulatory approval of IV APAP, Omigard or any other product candidates that we may in-license or acquire. Moreover, all clinical data reported is taken from databases that may not have been fully reconciled against medical records kept at the clinical sites. As a result of auditing the data from these earlier clinical trials and completing the extensive re-analyses that we will need to perform as part of our standard procedures for preparing final reports of these studies, the previously reported results may change, which may negatively impact our ongoing Phase III clinical trials, or the suitability of earlier clinical trials for inclusion in applications for marketing authorization of our IV APAP and Omigard product candidates. As a result, despite the results reported by others in earlier clinical trials for our product candidates, we do not know whether any Phase III or other clinical trials that we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates.
Delays in the commencement or completion of clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.
     If we experience delays in the commencement or completion of our clinical trials, we could incur significantly higher product development costs and our ability to obtain regulatory approvals for our product candidates could be delayed. We may also fail to obtain the necessary regulatory approvals if we have inadequate financial or other resources to advance our product candidates through the clinical trial process. We do not know whether enrollment in our ongoing clinical trial of IV APAP for the treatment of post-operative pain following gynecological surgery will be completed on time, or whether our additional planned and ongoing clinical trials for IV APAP will be completed on schedule, if at all. In July 2007, we announced an estimated delay in the completion of enrollment for our ongoing Phase III clinical trial of Omigard from the second half of 2007 to the second quarter of 2008, because of our decision to increase the number of patients to be enrolled in this trial, and we do not know if this clinical trial will be completed on schedule, or at all. The commencement and completion of clinical trials requires us to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs for the same indication as our product candidates or may not be eligible to participate in or may be required to withdraw from a clinical trial as a result of changing standards of care. For example, we believe that improvements to hospital infection prevention practices since we commenced enrollment in our Phase III clinical trial of Omigard may reduce catheter-related infection rates, which may result in the occurrence of an insufficient number of infections to demonstrate statistical significance in this clinical trial or require an even larger number of patients to be enrolled in order to demonstrate a statistically significant effect. Although the FDA agreed with our proposal to increase the number of patients to be enrolled in our ongoing Phase III clinical trial of Omigard, we may be unable to enroll an adequate number of patients and, even if we enroll our target number of additional patients, we may still be unable to demonstrate statistical significance or otherwise demonstrate sufficient efficacy and safety to support the filing of an NDA for Omigard. The commencement and completion of clinical trials can be delayed for a variety of other reasons, including delays related to:
•	reaching agreements on acceptable terms with prospective clinical research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining regulatory approval to commence or amend a clinical trial;

•	obtaining institutional review board approval to commence or amend a clinical trial at a prospective site;

•	recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including competition from other clinical trial programs for the same indication as our product candidates; and

•	retaining patients who have initiated a clinical trial but may be prone to withdraw due to the treatment protocol, lack of efficacy, personal issues, side effects from the therapy or who are lost to further follow-up.
     In addition, a clinical trial may be suspended or terminated by us, the FDA or other regulatory authorities due to a number of factors, including:
•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	new information suggesting unacceptable risk to subjects, or unforeseen safety issues or any determination that a trial presents unacceptable health risks;

•	new information suggesting that the target condition occurs too infrequently for the product candidate to demonstrate efficacy; or

•	lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with the services of our CROs and other third parties.
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
     We intend to develop IV APAP for the treatment of acute pain in the hospital setting, which will compete with well-established products for this and similar indications, including opioids such as morphine, fentanyl, meperidine and hydromorphone, each of which is available generically from several manufacturers, and several of which are available as proprietary products using novel delivery systems, as well as an extended release injectable (epidural) formulation of morphine, DepoDur. Ketorolac, an injectable non-steroidal anti-inflammatory drug, or NSAID, is also available generically in the U.S. from several manufacturers and used to treat acute pain. During the time that it will take us to obtain regulatory approval for IV APAP, if at all, we anticipate that several additional products may be developed for the treatment of acute pain, including other injectable NSAIDs, novel opioids, new formulations of currently available opioids, long-acting local anesthetics and new chemical entities as well as alternative delivery forms of various opioids and NSAIDs.

     We are also developing our Omigard product candidate for the prevention of catheter-related infections in the hospital setting. If approved, Omigard will compete with well-established topical products that are currently used in practice to prevent these infections as well as BioPatch, a device marketed by Johnson & Johnson, which has been approved for wound dressing and prevention of catheter-related infections. Other competitive products may also be under development.
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
     Our rights to IV APAP are limited to the United States and Canada, and our rights to Omigard are limited to North America and Europe. In order to market any products outside of the United States, we must comply with numerous and varying regulatory requirements of other countries regarding non-clinical testing, manufacturing, safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that our product candidates may not be approved for all indications requested, which could limit the uses of our product candidates and have an adverse effect on product sales and potential royalties, and that such approval may be subject to limitations on the indicated uses for which the product may be marketed or require costly, post-marketing follow-up studies.
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
     Undesirable side effects caused by our product candidates could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing our product candidates and generating revenues from their sale. For example, the adverse events related to IV APAP observed in clinical trials completed to date include transient liver enzyme elevations, nausea or vomiting, allergic reactions, and pain or local skin reactions at the injection site. When used in excess of the current guidelines for administration, acetaminophen has an increased potential to cause liver toxicity. While we do not expect the administration of acetaminophen in intravenous form will result in an increased risk of toxicity to the liver compared with an equivalent dose of acetaminophen administered orally, we cannot be certain that increased liver toxicity or other drug-related side effects will not be observed in future clinical trials or that the FDA will not require additional trials or impose more severe labeling restrictions due to liver toxicity or other concerns. Drug-related adverse events observed in clinical trials completed to date for Omigard have been primarily limited to local skin reactions, including redness, swelling, bleeding, itching, bruising and pain. In addition, while these drug-related adverse events have generally been related to the skin, including the catheter insertion site, we cannot be certain that other drug-related side effects will not be reported in clinical trials or thereafter.
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
     We rely primarily on third-party CROs to manage the execution of our clinical trials for our IV APAP and Omigard product candidates, and we depend on independent clinical investigators, medical institutions and contract laboratories to conduct our clinical trials. Although we rely on CROs to manage the execution of our clinical trials, we are responsible for oversight and for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA requires us to comply with regulations and standards, commonly referred to as good clinical practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on CROs does not relieve us of these responsibilities and requirements. CROs and investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. If our CROs or independent investigators fail to devote sufficient care, time and resources to our drug development programs, or if their performance is substandard, it will delay the approval of our FDA applications and our introductions of new products. The CROs with which we contract for execution of our clinical trials play a significant role in the conduct of the trials and the subsequent collection and analysis of data. Failure of the CROs to meet their obligations could adversely affect clinical development of our product candidates. Moreover, these independent investigators and

CROs may also have relationships with other commercial entities, some of which may have competitive products under development or currently marketed. If independent investigators and CROs assist our competitors, it could harm our competitive position. If any of these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for IV APAP, Omigard or future product candidates.
If the manufacturers upon whom we rely terminate our supply agreement or fail to produce our product candidates in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, our products and may lose potential revenues.
     We do not manufacture any of our product candidates, and we do not currently plan to develop any capacity to do so. In July 2007, we entered into a development and supply agreement with Baxter Healthcare Corporation, or Baxter, for the completion of pre-commercialization manufacturing development activities and the manufacture of commercial supplies of the finished IV APAP. The development and supply agreement has an initial term that terminates upon the five-year anniversary of the date of the first regulatory approval of IV APAP in the United States, and will automatically renew for successive one-year periods thereafter, unless either party provides at least two years prior written notice of termination to the other party. In addition, either party may terminate the development and supply agreement, (i) immediately, if approval of a new drug application for IV APAP is not received by a certain date, (ii) within 90 days, after written notice in the event of a material uncured breach of the development and supply agreement by the other party, (iii) immediately, upon the filing of a petition of bankruptcy by the other party, or, (iv) immediately, if we and Baxter are unable to reach agreement following good faith negotiations on certain matters. Any uncured, material breach under this agreement, or other termination or disruption of our relationship with Baxter may materially harm our business and financial condition, and frustrate any commercialization efforts for IV APAP. We do not yet have agreements established regarding commercial supply of Omigard and may not be able to establish or maintain commercial manufacturing arrangements on commercially reasonable terms for Omigard, or any other product candidates that we may in-license or acquire. Any problems or delays we experience in preparing for commercial-scale manufacturing of a product candidate may result in a delay in FDA approval of the product candidate or may impair our ability to manufacture commercial quantities, which would adversely affect our business. For example, our manufacturers will need to produce specific batches of our product candidates to demonstrate acceptable stability under various conditions and for commercially viable lengths of time. We and our contract manufacturers will need to demonstrate to the FDA and other regulatory authorities this acceptable stability data for our product candidates, as well as validate methods and manufacturing processes, in order to receive regulatory approval to commercialize IV APAP, Omigard or any other product candidate. Furthermore, if our commercial manufacturers fail to deliver the required commercial quantities of bulk drug substance or finished product on a timely basis, at commercially reasonable prices, that meet all applicable quality standards, we would likely be unable to meet demand for our products and we would lose potential revenues.
     We currently have what we believe are adequate clinical supplies of our Omigard and IV APAP product candidates. We are currently negotiating with suppliers for the commercial supply of the active pharmaceutical ingredient, or API, and finished drug product for IV APAP and commercial supply of API and finished drug product for Omigard. We do not have any long-term commitments from our suppliers of clinical trial material or guaranteed prices for our product candidates or placebos. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Our manufacturers may not perform as agreed. If our manufacturers were to encounter any of these difficulties, our ability to provide product candidates to patients in our clinical trials would be jeopardized.
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
     As of August 1, 2007, we had 40 full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue our development activities and commercialize our product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:
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

     We have obtained limited product liability insurance coverage for our clinical trials with a $10.0 million annual aggregate coverage limit and additional amounts in selected foreign countries where we are conducting clinical trials. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.
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

     The active ingredient in IV APAP is acetaminophen. Patent protection for the acetaminophen molecule itself in the territories licensed to us, which include the United States and Canada, is not available. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredient as IV APAP so long as the competitors do not infringe any process or formulation patents that we have in-licensed from BMS and its licensor, SCR Pharmatop. We are aware of a number of third-party patents in the United States that claim methods of making acetaminophen. If a supplier of the API for our IV APAP product candidate is found to infringe any of these method patents covering acetaminophen, our supply of the API could be delayed and we may be required to locate an alternative supplier. We are also aware of several U.S. and Canadian patents and patent applications covering various potential injectable formulations of acetaminophen as well as methods of making and using these potential formulations. For example, Injectapap, a liquid formulation of acetaminophen for intramuscular injection was approved by the FDA for the reduction of fever in adults in March 1986, although it was subsequently withdrawn from the market by McNeil Pharmaceutical in July 1986.
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
     For a third-party challenge to the SCR Pharmatop in-licensed patents relating to IV APAP, we will have some ability to participate in either SCR Pharmatop’s or BMS’ defense thereof. In the case that neither party elects to defend the third-party challenge, we may have the opportunity to defend it. For a third-party challenge to the in- licensed BMS patents relating to IV APAP, BMS has the sole right to defend such challenge. If it chooses not to, we may have the right to renegotiate or terminate the license regarding the in-licensed BMS patents.
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
     In addition, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans, and in these countries patent protection may not be available at all to protect our product candidates. Even if patents issue, we cannot guarantee that the claims of those patents will be valid and enforceable or provide us with any significant protection against competitive products, or otherwise be commercially valuable to us.
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
     We are a development stage company with a limited operating history. We have focused primarily on in-licensing and developing our two product candidates, IV APAP and Omigard, with the goal of supporting regulatory approval for these product candidates. We have incurred losses in each year since our inception in May 2004. Net losses were $52.2 million and $7.7 million for the years ended December 31, 2006 and 2005, respectively. As of June 30, 2007, we had an accumulated deficit of $87.2 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our development expenses as well as clinical product manufacturing expenses to increase in connection with our ongoing and planned Phase III clinical trials for our product candidates. In addition, if we obtain regulatory approval for IV APAP or Omigard, we expect to incur significant sales, marketing and outsourced manufacturing expenses as well as continued development expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.
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
     We believe that our existing cash and cash equivalents, including the net proceeds from our initial public offering completed in the fourth quarter of 2006, will be sufficient to meet our projected operating requirements, at a minimum, through the next twelve months. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:
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
     The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in fiscal 2007, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.
Risks Relating to Securities Markets and Investment in Our Stock
There may not be a viable public market for our common stock.
     Our common stock had not been publicly traded prior to our initial public offering, which was completed in October 2006, and an active trading market may not develop or be sustained. We have never declared or paid any cash dividends on our capital stock, and we currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business and do not intend to pay cash dividends on our common stock for the foreseeable future. Furthermore, our loan and security agreement with Silicon Valley Bank and Oxford Finance Corporation restricts our ability to pay cash dividends. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering in October 2006 through June 30, 2007, the trading prices for our common stock ranged from a high of $18.55 to a low of $8.25.
Future sales of our common stock may cause our stock price to decline.
     Persons who were our stockholders prior to the sale of shares in our initial public offering continue to hold a substantial number of shares of our common stock that they may now able to sell in the public market. Significant portions of these shares are held by a small number of stockholders. Sales by our current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Moreover, the holders of a substantial number of shares of common stock may have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders.
     We have also registered all common stock that we may issue under our employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. In addition, our directors and executive officers may in the future establish programmed selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.
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
     As of June 30, 2007, our executive officers and directors and their affiliates together controlled approximately 41% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.
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

     As of June 30, 2007, we had used approximately $20.6 million of the net proceeds we received from our initial public offering to fund (1) clinical trials for IV APAP and Omigard and other research and development activities; (2) capital expenditures, primarily including equipment associated with the manufacturing of IV APAP; and (3) working capital and other general corporate purposes. We may also use a portion of the net proceeds to in-license, acquire or invest in complementary businesses or products. We cannot specify with certainty all of the particular uses for the net proceeds from our initial public offering. The amount and timing of our expenditures will depend on several factors, including the progress of our clinical trials and commercialization efforts as well as the amount of cash used in our operations. Accordingly, our management will have broad discretion in the application of the net proceeds.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     On June 28, 2007, we held our Annual Meeting of Stockholders in San Diego, California. We solicited votes by proxy pursuant to proxy solicitation materials first distributed to our stockholders on or about May 9, 2007. The following is a brief description of the proposals voted on and approved at the meeting and a statement of the number of votes cast for and against and the number of abstentions:
1.	The election of Michael A. Berman and Theodore R. Schroeder as Class I directors for a three-year term expiring at the 2010 Annual Meeting of Stockholders:

Nominee	For	Withheld
Michael A. Berman	24,337,404	2,197,159
Theodore R. Schroeder	24,337,404	2,197,159
2.	The ratification of the audit committee’s selection of Ernst & Young LLP as our independent auditors registered public accounting firm for the fiscal year ending December 31, 2007:

For	Against	Abstain
26,528,995	4,168	1,400
     The following Class II and Class III directors continue to serve their respective terms which will expire on the date of our Annual Meeting of Stockholders in the year as noted:

Nominee	Position	Term Expires
James C. Blair	Class II director	2008
Alan D. Frazier	Class II director	2008
Christopher J. Twomey	Class II director	2008
Brian G. Atwood	Class III director	2009
Samuel L. Barker	Class III director	2009
Cam L. Garner	Class III director	2009
Item 5. Other Information
     Not applicable.

Item 6. Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Amended and Restated Bylaws of the Registrant

4.1(1)	Form of the Registrant’s Common Stock Certificate

4.2(2)	Amended and Restated Investor Rights Agreement dated February 21, 2006

10.17(3)	Development and Supply Agreement by and between Cadence Pharmaceuticals, Inc. and Baxter Healthcare Corporation dated July 18, 2007

31.1±	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2±	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32±	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1)	Incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33103) for the period ended September 30, 2006 as filed with the SEC on November 30, 2006.

(2)	Incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-135821) as filed with the SEC on July 17, 2006.

(3)	Incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on July 23, 2007. Confidential treatment has been requested for portions of this Exhibit. These portions have been omitted and submitted separately to the SEC.

±	Included in this Report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE PHARMACEUTICALS, INC.

Dated: August 14, 2007	By:	/s/ William R. LaRue William R. LaRue Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Amended and Restated Bylaws of the Registrant

4.1(1)	Form of the Registrant’s Common Stock Certificate

4.2(2)	Amended and Restated Investor Rights Agreement dated February 21, 2006

10.17(3)	Development and Supply Agreement by and between Cadence Pharmaceuticals, Inc. and Baxter Healthcare Corporation dated July 18, 2007

31.1±	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2±	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32±	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1)	Incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33103) for the period ended September 30, 2006 as filed with the SEC on November 30, 2006.

(2)	Incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-135821) as filed with the SEC on July 17, 2006.

(3)	Incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on July 23, 2007. Confidential treatment has been requested for portions of this Exhibit. These portions have been omitted and submitted separately to the SEC.

±	Included in this Report.