Form 10-Q
period 2007-09-30
CADENCE PHARMACEUTICALS INC
filed 2007-11-14
CIK 1333248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2007, there were 29,109,313 shares of the Registrant’s Common Stock outstanding.

CADENCE PHARMACEUTICALS, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Balance Sheets at September 30, 2007 and December 31, 2006	1
	Condensed Statements of Operations for the three and nine months ended September 30, 2007 and 2006 and for the period from May 26, 2004 (inception) through September 30, 2007	2
	Condensed Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 and for the period from May 26, 2004 (inception) through September 30, 2007	3
	Notes to Condensed Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Qualitative and Quantitative Disclosures About Market Risk	19
Item 4T.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Submission of Matters to a Vote of Security Holders	45
Item 5.	Other Information	45
Item 6.	Exhibits	45
EXHIBIT 10.18
EXHIBIT 10.19
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CADENCE PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,451,097	$86,825,526
Restricted cash	1,981,849	347,849
Prepaid expenses and other current assets	635,409	820,311

Total current assets	57,068,355	87,993,686
Property and equipment, net	4,930,888	3,558,618
Restricted cash	1,233,281	1,233,281
Other assets	515,852	536,042

Total assets	$63,748,376	$93,321,627

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,341,141	$2,073,726
Accrued liabilities	12,748,423	7,378,750
Current portion of long-term debt	2,765,601	2,338,010

Total current liabilities	18,855,165	11,790,486
Deferred rent	1,290,551	1,460,109
Long-term debt, less current portion	2,558,479	4,661,990
Other long-term liabilities	22,048	—

Total liabilities	22,726,243	17,912,585

Commitments and contingencies (Note 6)

Stockholders’ equity :
Common stock, $0.0001 par value; 100,000,000 shares authorized, 29,108,730 shares and 29,092,720 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	2,911	2,909
Additional paid-in capital	141,126,894	138,057,890
Accumulated other comprehensive income	88,840	64,033
Deficit accumulated during the development stage	(100,196,512)	(62,715,790)

Total stockholders’ equity	41,022,133	75,409,042

Total liabilities and stockholders’ equity	$63,748,376	$93,321,627

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
					May 26, 2004
	Three Months Ended		Nine Months Ended		(Inception) through
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007
Operating expenses:
Research and development	$10,353,033	$6,387,623	$31,349,828	$40,051,593	$87,186,172
Marketing	694,187	244,284	1,462,724	560,825	2,554,514
General and administrative	2,555,579	1,362,551	6,819,111	3,330,531	14,054,188

Total operating expenses	13,602,799	7,994,458	39,631,663	43,942,949	103,794,874

Loss from operations	(13,602,799)	(7,994,458)	(39,631,663)	(43,942,949)	(103,794,874)

Other income (expense):
Interest income	820,850	479,500	2,775,877	1,032,001	4,985,950
Interest expense	(185,868)	(227,954)	(605,999)	(271,849)	(1,103,616)
Other expense	(18,618)	(39,929)	(18,937)	(39,929)	(283,972)

Total other income, net	616,364	211,617	2,150,941	720,223	3,598,362

Net loss	$(12,986,435)	$(7,782,841)	$(37,480,722)	$(43,222,726)	$(100,196,512)

Basic and diluted net loss per share(1)	$(0.45)	$(6.01)	$(1.31)	$(34.27)

Shares used to compute basic and diluted net loss per share(1)	28,637,956	1,295,807	28,530,309	1,261,128

(1)	As a result of the issuance of 6,900,000 shares of common stock in the Company’s initial public offering in the fourth quarter of 2006 and the conversion of the Company’s preferred stock into 19,907,605 shares of common stock upon completion of the Company’s initial public offering, there is a lack of comparability in the per share amounts between the 2006 and 2007 periods presented. Please see Note 3 for further discussion.
The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			May 26, 2004
	Nine Months Ended		(Inception) through
	September 30,		September 30,
	2007	2006	2007
Operating activities
Net loss	$(37,480,722)	$(43,222,726)	$(100,196,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	384,434	76,195	651,380
Loss on disposal of assets	—	39,929	37,035
Stock-based compensation	3,065,243	1,470,138	5,201,012
Non-cash interest expense and impairment charges	74,997	41,665	394,660
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	154,902	(82,484)	(693,509)
Accounts payable	1,267,415	2,384,849	3,070,485
Accrued liabilities and other liabilities	5,222,163	4,719,723	12,862,674

Net cash used in operating activities	(27,311,568)	(34,572,711)	(78,672,775)

Investing activities
Purchases of marketable securities	—	—	(7,450,000)
Maturities of marketable securities	—	7,000,000	7,000,000
Restricted cash	(1,634,000)	(1,581,130)	(3,215,130)
Purchases of property and equipment	(1,756,704)	(1,662,403)	(4,428,772)

Net cash (used in) provided by investing activities	(3,390,704)	3,756,467	(8,093,902)

Financing activities
Proceeds from issuance of common stock, net	3,763	202,769	56,959,946
Proceeds from sale of preferred stock, net	—	53,775,013	78,933,748
Net (payments) borrowings under debt agreements	(1,675,920)	7,000,000	5,324,080

Net cash (used in) provided by financing activities	(1,672,157)	60,977,782	141,217,774

Net (decrease) increase in cash and cash equivalents	(32,374,429)	30,161,538	54,451,097
Cash and cash equivalents at beginning of period	86,825,526	8,025,285	—

Cash and cash equivalents at end of period	$54,451,097	$38,186,823	$54,451,097

Supplemental disclosures
Issuance of warrants in connection with loan and security agreement	$—	$313,572	$313,572
Assets acquired through lease concessions	$—	$1,190,530	$1,190,530
Unrealized gain on investment securities	$24,807	$104,540	$88,840
The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. The Company and Summary of Significant Accounting Policies
     The Company
     Cadence Pharmaceuticals, Inc. (the “Company”) was incorporated in the state of Delaware in May 2004. The Company is a biopharmaceutical company focused on in-licensing, developing and commercializing proprietary product candidates principally for use in the hospital setting. The Company’s primary activities since incorporation have been conducting research and development activities, including clinical trials, of its product portfolio; organizational activities, including recruiting personnel, establishing office facilities; and raising capital to fund these activities. To date, the Company has in-licensed rights to Acetavance™, formerly known as IV APAP, which is an intravenous formulation of acetaminophen, and Omigard™, an omiganan pentahydrochloride 1% aqueous gel, both of which are Phase III product candidates. Since the Company has not begun principal operations of commercializing either of its product candidates, the Company is considered to be a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.
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
     Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors. In adopting SFAS No. 123(R), the Company has applied the modified prospective transition method and therefore, prior period results were not restated. Compensation costs related to all equity instruments granted after January 1, 2006 are recognized at grant-date fair value of the awards in accordance with the provisions of SFAS No. 123(R). As such, the Company’s condensed financial statements for the three and nine months ended September 30, 2007 and 2006 reflect the impact of SFAS No. 123(R).

     SFAS No. 123(R) requires companies to estimate the fair value of stock-based compensation on the date of grant using an option pricing model. The Company currently uses the Black-Scholes option pricing model to estimate the fair value of its stock-based awards. This option pricing model involves a number of estimates, including the expected lives of stock options, the Company’s anticipated stock volatility and interest rates. Stock-based compensation expense recognized during the period is based on the value of the portion of awards that is ultimately expected to vest and thus the gross expense is reduced for estimated forfeitures. Compensation expense for all stock-based payment awards was recognized using the straight-line method. The following table summarizes the average estimates the Company used in the Black-Scholes option-pricing model during the three and nine months ended September 30, 2007 and 2006, to determine the fair value of employee stock options granted during each period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Risk free interest rates	4.4%	4.9%	4.6%	5.0%
Expected life in years	6.1 years	6.0 years	6.0 years	6.1 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	66.0%	70.0%	66.0%	70.0%
     Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended September 30, 2007 and 2006 was $1,208,805 and $783,277, respectively. Stock-based compensation expense recognized under SFAS No. 123(R) for the nine months ended September 30, 2007 and 2006 was $3,065,243 and $1,470,138, respectively. Since May 26, 2004 (inception), the Company has incurred $5,201,012 of stock-based compensation expense. The table below summarizes the stock-based compensation expense included in our statements of operations for the periods presented:

					Period from
					May 26, 2004
	Three Months Ended		Nine Months Ended		(Inception) through
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007
Research and development	$311,665	$280,077	$865,930	$390,416	$1,427,187
Marketing	13,131	766	19,677	850	20,848
General and administrative	884,009	502,434	2,179,636	1,078,872	3,752,977

Stock-based compensation expense included in operating expenses	1,208,805	783,277	3,065,243	1,470,138	5,201,012

Total stock-based compensation expense included in loss from operations	$1,208,805	$783,277	$3,065,243	$1,470,138	$5,201,012

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
     The actual net loss per share amounts for the three and nine months ended September 30, 2007 and 2006 were computed based on the shares of common stock outstanding during the respective periods. The net loss per share for the three and nine months ended September 30, 2007 includes the full effect of the 6,900,000 common shares issued in the fourth quarter of 2006 and the conversion of the Company’s preferred stock into 19,907,605 common shares upon completion of the Company’s initial public offering. As a result of the issuance of these common shares, there is a lack of comparability in the basic and diluted net loss per share amounts for the three and nine months ended September 30, 2007 and 2006.
     The following is a reconciliation of the basic and diluted shares for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Shares for basic and dilutive net loss per share:

Weighted average common shares outstanding	29,107,420	2,166,576	29,105,989	2,027,432
Weighted average unvested common shares subject to repurchase	(469,464)	(870,769)	(575,680)	(766,304)

Denominator for basic and diluted earnings per share	28,637,956	1,295,807	28,530,309	1,261,128

     For the three months ended September 30, 2007 and 2006, options and other exercisable convertible securities totaling 2,825,635 and 22,599,340 shares, respectively, were excluded from the calculation as their effect would have been antidilutive. For the nine months ended September 30, 2007 and 2006, options and other exercisable convertible securities totaling 2,774,259 and 22,599,340 shares, respectively, were excluded from the calculation as their effect would have been antidilutive.
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

					Period from
					May 26, 2004
	Three Months Ended		Nine Months Ended		(Inception) through
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007
Net loss	$(12,986,435)	$(7,782,841)	$(37,480,722)	$(43,222,726)	$(100,196,512)

Other comprehensive income:
Net unrealized (loss) gain on available for sale investments	66,019	104,540	24,807	104,540	88,840

Comprehensive loss	$(12,920,416)	$(7,678,301)	$(37,455,915)	$(43,118,186)	$(100,107,672)

5. Property and Equipment
     Property and equipment for operations were as follows:

	September 30,	December 31,
	2007	2006
Leasehold improvements	$1,580,336	$1,572,690
Computer equipment and software	518,007	373,502
Furniture and fixtures	418,366	399,480
Manufacturing equipment	123,302	122,500
Construction in-process	2,902,717	1,317,852

	5,542,728	3,786,024

Less accumulated depreciation	(611,840)	(227,406)

Total	$4,930,888	$3,558,618

     For the three months ended September 30, 2007 and 2006, the Company incurred depreciation expense of $131,985 and $47,333, respectively. During the nine months ended September 30, 2007 and 2006, the Company incurred depreciation expense of $384,434 and $76,195, respectively, and since May 26, 2004 (inception) through September 30, 2007, the Company has incurred depreciation expense of $651,380. The increase in the Company’s construction in-process balance at September 30, 2007, as compared to December 31, 2006, consists primarily of equipment purchased for the manufacturing of Acetavance in accordance with the Company’s agreement with Baxter Healthcare Corporation. See Note 6 for further information.
6. Commitments and Contingencies
     Loan and Security Agreement
     In February 2006, the Company entered into a $7,000,000 loan and security agreement with Silicon Valley Bank and Oxford Finance Corporation to provide growth capital to the Company. In June 2006, the Company drew down $7,000,000 under the loan and security agreement with Silicon Valley Bank and Oxford Finance Corporation. In February 2007, the Company began making the first of 30 equal monthly principal and interest payments and as of September 30, 2007 had paid $1,675,919 of the principal balance. Interest accrues on all outstanding amounts at the fixed rate of 11.47%. The loan is collateralized by substantially all the assets of the Company (excluding intellectual property). Under the terms of the agreement, the Company may be precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and is subject to certain non-financial covenants and prepayment penalties. Upon the occurrence of an event of default, including a Material Adverse Change (as defined in the agreement), the lenders may declare all outstanding amounts due and payable.
     As of September 30, 2007 and December 31, 2006, the principal balance of the loan and security agreement included on the Company’s condensed balance sheet was $5,324,081 and $7,000,000 respectively.

     Warrants
     In connection with the loan and security agreement with Silicon Valley Bank and Oxford Finance Corporation, the Company issued two fully exercisable warrants to the lenders to purchase an aggregate of 385,000 shares of the Company’s Series A-2 preferred stock at an exercise price of $1.00 per share. These warrants became exercisable for 96,250 shares of the Company’s common stock, at an exercise price of $4.00 per share, upon the completion of the Company’s initial public offering in October 2006. The $313,572 fair value of the warrants was determined using the Black-Scholes valuation model, recorded as debt issuance costs which are included as other long-term assets in the accompanying balance sheets, and amortized to interest expense over the expected term of the loan agreement. The warrants were valued using the following assumptions: risk-free interest rate of 4.57%; dividend yield of 0%; expected volatility of 70%; and a contractual term of 10 years. In November 2006, one warrant was exercised for 48,125 shares of the Company’s common stock at a price of $9.45, resulting in 27,754 shares issued on a net exercise basis. In March 2007, the remaining warrant was exercised for 48,125 shares of the Company’s common stock at a price of $15.04, resulting in 35,325 shares issued on a net exercise basis. There were no warrants outstanding as of September 30, 2007.
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
     The Company has entered into a sublease agreement for a portion of its unused office space, through the third quarter of 2010. Rent expense, net of sublease rent income, for the three months ended September 30, 2007 and 2006 was $137,581 and $293,514, respectively. For the nine months ended September 30, 2007 and 2006, net rent expense was $438,490 and $567,745, respectively, and since May 26, 2004 (inception) through September 30, 2007, the Company has incurred net rent expense of $1,415,473.
     Supply Agreement
     On July 18, 2007, the Company entered into a development and supply agreement with Baxter Healthcare Corporation (“Baxter”) for the completion of pre-commercialization manufacturing development activities and the manufacture of commercial supplies of the finished drug product for Acetavance. Pursuant to the terms of the agreement with Baxter, Baxter will receive development fees from the Company upon the completion of specified development activities, which the Company will expense as the costs are incurred. In addition, Baxter will receive a set manufacturing fee based on the amount of the finished Acetavance drug product produced, which prices may be adjusted by Baxter, subject to specified limitations. The Company is also obligated to purchase a minimum number of units each year following regulatory approval, or pay Baxter an amount equal to the per-unit purchase price multiplied by the amount of the shortfall. Further, the Company is obligated to reimburse Baxter for all reasonable costs directly related to work performed by Baxter in support of any change in the active pharmaceutical ingredient (“API”) source or API manufacturing process.
     The agreement with Baxter also requires the Company to fund specified improvements at Baxter’s manufacturing facility and purchase certain equipment for use by Baxter in manufacturing Acetavance. The Company will reimburse Baxter for the facility improvements and expense these costs as incurred. The equipment purchased for the manufacturing of Acetavance to which the Company retains title to will be capitalized and amortized over the life of the equipment.
     In anticipation of the execution of the agreement with Baxter, the Company entered into an irrevocable standby letter of credit in favor of Baxter in January 2007. The letter of credit is for the amount of $3,268,000 and is based on anticipated costs to be incurred by Baxter for the improvements at Baxter’s manufacturing facility and the purchase of equipment to be used by Baxter in the manufacturing of the finished drug product. The letter of credit in favor of Baxter is collateralized by a certificate of deposit in the amount of $1,634,000 and may be drawn down in part or in whole by Baxter in the event the Company fails to perform its obligations to fund the specified facility improvements or equipment purchases. The amount of the letter of credit may be reduced quarterly following the execution of the agreement for the costs the Company has reimbursed Baxter to fund the specified facility improvements or equipment purchases.
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
8. Income Taxes
     The Company adopted the provisions of FASB Interpretation (“FIN”) 48, Accounting for Income Tax Uncertainties, on January 1, 2007. On the date of adoption of FIN 48, the Company had no unrecognized tax benefits and thus did not recognize an increase in the liability for unrecognized tax benefits. Further, there are no unrecognized tax benefits included in the Company’s condensed balance sheet at December 31, 2006 or September 30, 2007 that would, if recognized, affect the effective tax rate.
     The Company is subject to taxation in the U.S. and California. The Company is subject to examination by the U.S. and California tax authorities for 2004 and subsequent tax years. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest and penalties related to income tax matters on the Company’s balance sheets at December 31, 2006 and at September 30, 2007, and has recognized no interest and/or penalties in the Company’s condensed statement of operations for the nine months ended September 30, 2007.
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
Overview
     We are a biopharmaceutical company focused on in-licensing, developing and commercializing proprietary product candidates principally for use in the hospital setting. Since our inception in May 2004, we have in-licensed rights to two product candidates, both of which are currently being studied in Phase III clinical trials. We have in-licensed the exclusive U.S. and Canadian rights to Acetavance™, formerly known as IV APAP, an intravenous formulation of acetaminophen that is currently marketed in Europe by Bristol-Myers Squibb Company, or BMS, and several other markets for the treatment of acute pain and fever under the brand name Perfalgan®. We believe that Acetavance is the only stable, pharmaceutically-acceptable intravenous formulation of acetaminophen. We have also in-licensed the exclusive North American and European rights to omiganan pentahydrochloride 1% aqueous gel, or Omigardtm, for the prevention and treatment of device-related, surgical wound-related and burn-related infections. We believe that the hospital setting is a concentrated, underserved market for pharmaceuticals and anticipate building our own, hospital-focused sales force as our product candidates approach potential U.S. Food and Drug Administration, or FDA, approval. We intend to build a leading franchise in the hospital setting, continuing to focus on products that are in late stages of development, currently commercialized outside the U.S., or approved in the U.S. but with significant commercial potential for proprietary new uses or formulations.
     We were incorporated under the laws of the State of Delaware in May 2004. Our principal executive offices are located at 12481 High Bluff Drive, Suite 200, San Diego, California 92130 and our telephone number is (858) 436-1400. Information about the company is also available at our website at www.cadencepharm.com, which includes links to reports we have filed with the Securities and Exchange Commission, or SEC. The contents of our website are not incorporated by reference in this Quarterly Report on Form 10-Q.
Background
     During 2004, we focused on hiring our management team and initial operating employees and on in-licensing our first product candidate, Omigard. Substantial operations did not commence until September 2004. During 2005, we completed the special protocol assessment, or SPA, for Omigard, and initiated a Phase III clinical trial of this product candidate. In July 2007, we announced that the FDA agreed with our proposal to increase the number of patients to be enrolled in our ongoing Phase III clinical trial of Omigard from 1,250 to 1,850 patients. This proposal was prompted by our planned re-analysis of data from the initial Phase III clinical trial of Omigard, which was conducted by our licensor. Using a slightly different, stricter definition of local catheter site infections, or LCSIs, the re-analysis indicated a statistically significant reduction in the number of LCSIs of 42% in the Omigard treatment arm as compared to the povidone-iodine treatment arm, while the original analysis of data from this trial indicated a statistically significant reduction of LCSIs of approximately 49%. Because the target sample size for our ongoing Phase III clinical trial of Omigard is based in part upon the LCSI rate and treatment effect of the original Phase III clinical trial of this product candidate, we determined that adding patients would be prudent in order to maintain the statistical power of the trial. Increasing the enrollment in the Phase III clinical trial of Omigard will require greater financial resources than originally anticipated and delay the completion of enrollment in this study from the second half of 2007 to the second quarter of 2008.
     In March 2006, we in-licensed rights to Acetavance from BMS. Our clinical development program for this product candidate currently comprises eight clinical trials, including four pivotal, Phase III efficacy trials, two pharmacokinetic studies and two safety studies. In December 2006, we completed enrollment in a study to assess the pharmacokinetics of single and repeated doses of Acetavance compared to oral acetaminophen in adults.

Preliminary results from this trial were presented at the April 2007 meeting of the American Society of Regional Pain and Anesthesia. In June 2007, we initiated a pharmacokinetic trial of Acetavance in children. In August 2007, we completed enrollment in a Phase III clinical trial of Acetavance for the treatment of post-operative pain following abdominal gynecological surgery, and we anticipate announcing top-line results from this trial in early 2008. In October 2007, we completed enrollment in two Phase III clinical trials of Acetavance for the treatment of fever in adults, one comparing Acetavance against placebo, and the other trial comparing Acetavance against orally-administered acetaminophen. We plan to initiate an additional Phase III clinical trial of Acetavance for the treatment of pain in adults following abdominal laparoscopic surgery and two safety studies of Acetavance, one in adults and one in children in the fourth quarter of 2007. We currently anticipate completing enrollment in the abdominal laparoscopic surgery study of Acetavance in the second quarter of 2008. Assuming successful completion of all of our planned clinical trials for this product candidate, we remain on target for the submission of a 505(b)(2) NDA to the U.S. Food and Drug Administration in the second half of 2008 requesting marketing approval for Acetavance for the treatment of acute pain and fever in adults and children.
     We are a development stage company and we have incurred significant net losses since our inception. As of September 30, 2007, we had an accumulated deficit of $100.2 million. These losses have resulted principally from costs incurred in connection with research and development activities, including license fees, costs of clinical trial activities associated with our current product candidates and general and administrative expenses. We expect to continue to incur operating losses for the next several years as we pursue the clinical development and market launch of our product candidates and acquire or in-license additional products, technologies or businesses that are complementary to our own.
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
  Research and Development Expenses
     Our research and development expenses consist primarily of license fees, salaries and related employee benefits, costs associated with clinical trials managed by our clinical research organizations, or CROs, costs associated with non-clinical activities, such as regulatory expenses, and pre-commercialization manufacturing development activities. Our most significant costs are for license fees and clinical trials. The clinical trial expenses include payments to vendors such as CROs, investigators, clinical suppliers and related consultants. Our historical research and development expenses relate predominantly to the in-licensing of Acetavance and Omigard and clinical trials for Acetavance and Omigard. We charge all research and development expenses to operations as incurred because the underlying technology associated with these expenditures relates to our research and development efforts and has no alternative future uses.
     We use external service providers and vendors to conduct our clinical trials, manufacture our product candidates to be used in clinical trials and provide various other research and development related products and services. A substantial portion of these external costs are tracked on a project basis.
     We use our internal research and development resources across several projects and many resources are not attributable to specific projects. A substantial portion of our internal costs, including personnel and facility related costs, are not tracked on a project basis and are included in the “other supporting costs” category in the table below.

     The following summarizes our research and development expenses included in our condensed statements of operations for the three and nine months ended September 30, 2007 and 2006, and for the period from May 26, 2004 (inception) through September 30, 2007 (in thousands):

					Period from
					May 26, 2004
	Three Months Ended		Nine Months Ended		(Inception) through
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007
Acetavance	$4,382	$207	$11,442	$25,905	$39,494
Omigard	4,273	4,008	14,473	10,246	35,269
Other supporting costs	1,698	2,173	5,435	3,901	12,423

	$10,353	$6,388	$31,350	$40,052	$87,186

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
     We expect our development expenses to be substantial over the next few years as we continue the advancement of our product development programs. We initiated our Phase III clinical trial for Omigard in August 2005 and expect to complete enrollment in the study by the second quarter of 2008. Our clinical development program for Acetavance currently comprises eight clinical trials, including four pivotal, Phase III efficacy trials, two pharmacokinetic studies and two safety studies. We currently anticipate completing enrollment in all of our clinical trials of Acetavance in the second quarter of 2008 and, assuming successful completion of these clinical trials, we remain on target for the submission of a 505(b)(2) NDA to the U.S. Food and Drug Administration in the second half of 2008 requesting marketing approval of Acetavance for the treatment of acute pain and fever in adults and children. The lengthy process of completing clinical trials and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expense to increase and, in turn, have a material adverse effect on our results of operations.
  Marketing
     Our marketing expenses consist primarily of market research studies, salaries, benefits and professional fees related to building our marketing capabilities. We anticipate substantial increases in marketing expenses as we continue to develop and prepare for the potential commercialization of our product candidates, including the addition of marketing and hospital-focused sales personnel to market our products to physicians, nurses, hospitals, group purchasing organizations and third-party payors,
  General and Administrative
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

  Income Taxes
     As of January 1, 2007, we had both federal and state net operating loss carryforwards of approximately $32.1 million. If not utilized, the net operating loss carryforwards will begin expiring in 2024 for federal purposes and 2014 for state purposes. As of January 1, 2007, we had both federal and state research and development tax credit carryforwards of approximately $1.1 million and $0.3 million, respectively. The federal tax credits will begin expiring in 2024 unless previously utilized and the state tax credits carryforward indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended, or Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the utilization of the net operating losses before they expire. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal or state income tax benefit in our statement of operations.
Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The following accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used. Changes in the accounting estimates we use are reasonably likely to occur from time to time, which may have a material impact on the presentation of our financial condition and results of operations.
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
  Research and Development Expenses
     A substantial portion of our ongoing research and development activities is performed under agreements we enter into with external service providers, including CROs, which conduct many of our research and development activities. We accrue for costs incurred under these contracts based on factors such as estimates of work performed, milestones achieved, patient enrollment and experience with similar contracts. As actual costs become known, we adjust our accruals. To date, our accruals have been within management’s estimates, and no material adjustments to research and development expenses have been recognized. We expect to expand the level of research and development activity performed by external service providers in the future. As a result, we anticipate that our estimated accruals will be more material to our operations in future periods. Subsequent changes in estimates may result in a material change in our accruals, which could also materially affect our results of operations.
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
     The table below summarizes the stock-based compensation expense included in our condensed statements of operations for the three and nine months ended September 30, 2007 and 2006, and for the period from May 26, 2004 (inception) through September 30, 2007:

					Period from
					May 26, 2004
	Three Months Ended		Nine Months Ended		(Inception) through
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007
Research and development	$311,665	$280,077	$865,930	$390,416	$1,427,187
Marketing	13,131	766	19,677	850	20,848
General and administrative	884,009	502,434	2,179,636	1,078,872	3,752,977

Stock-based compensation expense included in operating expenses	1,208,805	783,277	3,065,243	1,470,138	5,201,012

Total stock-based compensation expense included in loss from operations	$1,208,805	$783,277	$3,065,243	$1,470,138	$5,201,012

     As of September 30, 2007, the total future compensation expense related to the current unvested stock options is expected to be approximately $12.9 million. This expense is expected to be recognized over a weighted average period of approximately 18 months.
Results of Operations
Three-Month Periods Ended September 30, 2007 and 2006
     Operating expenses
     Research and Development Expenses. Research and development expenses increased $4.0 million for the three months ended September 30, 2007 to $10.4 million, from $6.4 million for the comparable period during 2006. This increase was primarily due to an increase of $4.2 million in our Acetavance program as a result of costs related to the initiation of our clinical development program and pre-commercialization manufacturing development activities. Expenses related to our Omigard program increased $0.3 million during the three months ended September 30, 2007 as compared to the same period during 2006. This increase was primarily due to increased pre-commercialization manufacturing development activities during the 2007 period, partially offset by reduced clinical trial activity as enrollment in our expanded Phase III clinical trial was delayed pending concurrence from the FDA with our plan to increase the number of patients to be enrolled in the Omigard study from 1,250 to 1,850, which occurred in late July 2007. Our other supporting costs for research and development activities decreased $0.5 million during the three months ended September 30, 2007, as compared to the same period during 2006, primarily due to a $0.5 million severance charge recorded in the third quarter of 2006. There was no such activity during the third quarter of 2007.
     Marketing Expenses. Marketing expenses increased $0.5 million for the three months ended September 30, 2007 to $0.7 million, as compared to $0.2 million for the comparable period during 2006. This increase was primarily due to increased marketing research and related activities for Acetavance, combined with increased marketing research and related expenses related to Omigard, as well as increased salaries and related personnel costs.
     General and Administrative Expenses. General and administrative expenses increased $1.2 million for the three months ended September 30, 2007 to $2.6 million, from $1.4 million for the comparable period during 2006. This increase was primarily due to increases in salaries and related personnel costs (including a $0.4 million increase in stock-based compensation charges) and costs related to operating as a public company.

     Interest Income. Interest income increased $0.3 million for the three months ended September 30, 2007 to $0.8 million, from $0.5 million for the comparable period during 2006. This increase was primarily due to our increased average cash and cash equivalents balance as a result of the proceeds we received from the completion of our initial public offering in the fourth quarter of 2006.
     Interest Expense. Interest expense incurred on the amount we borrowed under our loan and security agreement with Silicon Valley Bank and Oxford Finance Corporation decreased slightly during the three months ended September 30, 2007, as compared to the same period during 2006 and remained at $0.2 million for the period. The slight decrease in the expense during the current year was primarily due to the reduced principal balance during the current year as compared to the previous year. In June 2006, we borrowed $7.0 million under the loan and security agreement and in February 2007, began making the first of 30 equal monthly principal and interest payments. As of September 30, 2007, we had reduced the outstanding principal balance under the loan and security agreement by $1.7 million to $5.3 million.
Nine-Month Periods Ended September 30, 2007 and 2006
     Operating expenses
     Research and Development Expenses. Research and development expenses decreased $8.8 million for the nine months ended September 30, 2007 to $31.3 million, from $40.1 million for the comparable period during 2006. This decrease was primarily due to the $25.3 million initial license fee for Acetavance we incurred in March 2006, which was immediately expensed as in-process research and development. Excluding this license fee, our research and development expenses for the nine months ended September 30, 2007 increased $16.5 million. This increase was primarily due to the following:
•	an increase of $10.8 million in our Acetavance program, primarily as a result of costs related to the initiation of our clinical development program and pre-commercialization manufacturing development activities;

•	an increase of $4.2 million in our Omigard program as a result of costs related to our Phase III clinical trial of this product candidate due to higher enrollment rates and pre-commercialization manufacturing development activities; and

•	an increase of $1.5 million in other supporting costs as a result of increased salaries and related personnel costs (including an increase of $1.1 million in stock-based compensation charges) from the planned addition of research and development staff hired to support our clinical and regulatory efforts related to both Omigard and Acetavance.
     Marketing Expenses. Marketing expenses increased $0.9 million for the nine months ended September 30, 2007 to $1.5 million, from $0.6 million for the comparable period during 2006. This increase was primarily due to increased marketing research and related costs for Acetavance, combined with increased marketing research and related expenses for Omigard, as well as increased salaries and related personnel costs.
     General and Administrative Expenses. General and administrative expenses increased $3.5 million for the nine months ended September 30, 2007 to $6.8 million, from $3.3 million for the comparable period during 2006. This increase was primarily due to increases in salaries and related personnel costs (including an increase of $1.1 million in stock-based compensation charges), depreciation expense, board of director fees and costs related to operating as a public company.
     Interest Income. Interest income increased $1.8 million for the nine months ended September 30, 2007 to $2.8 million, from $1.0 million for the comparable period during 2006. This increase was primarily due to our increased average cash and cash equivalents balance in 2007 as a result of the proceeds we received from the completion of our initial public offering in the fourth quarter of 2006. Further contributing to the increase is a higher average interest rate earned on our investments during the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006.

     Interest Expense. Interest expense increased $0.3 million for the nine months ended September 30, 2007 to $0.6 million, from $0.3 million for the comparable period during 2006. This increase was due to interest we incurred on the amount we borrowed under our $7.0 million loan and security agreement with Silicon Valley Bank and Oxford Finance Corporation. In June 2006, we borrowed $7.0 million under the loan and security agreement and in February 2007, began making the first of 30 equal monthly principal and interest payments. As of September 30, 2007, we had reduced the outstanding principal balance by $1.7 million to $5.3 million.
Liquidity and Capital Resources
     As of September 30, 2007, we had $54.5 million in cash and cash equivalents, a decrease of $32.3 million from the $86.8 million at December 31, 2006. This decrease was primarily due to cash used in operations ($27.3 million), the purchase of equipment ($1.8 million), cash deemed to be restricted ($1.6 million) and principal payments on our debt obligations ($1.7 million).
     The $27.3 million of cash used in operations for the nine months ended September 30, 2007 represents a $7.3 million decrease from the $34.6 million of cash used in operations during the comparable period in 2006. This decrease was primarily due to a decrease in the net loss we reported during the applicable period in 2007 ($37.5 million) as compared to 2006 ($43.2 million). Further, the net loss reported during the nine months ended September 30 2007 period includes $1.9 million of additional non-cash charges, as compared to the same period during 2006, primarily due to additional stock-based compensation charges incurred during the nine months ended September 30, 2007, as compared to the same period during 2006. Overall, our net loss reported for the nine months ended September 30, 2007 includes non-cash charges for stock-based compensation of $3.1 million, depreciation expense of $0.4 million and non-cash interest expense of $0.1 million. The net loss during the nine months ended September 30, 2006 was largely due to a $25.3 million license fee expensed and paid during the first quarter of that year.
     During the nine months ended September 30, 2007 our accounts payable and accrued expense balances increased over $6.6 million as compared to the same period during 2006. This increase was primarily due to increased clinical trial activity and costs incurred to reimburse our contract manufacturer for equipment, modifications and development of its facility in which commercial quantities of Acetavance will be manufactured.
     At September 30, 2007, our net property and equipment balance increased by $1.3 million to $4.9 million, from $3.6 million at December 31, 2006. This increase was primarily due to capital expenditures of equipment for the commercial manufacturing of Acetavance as well as computer software and equipment for our information technology infrastructure. These increases were partially offset by the depreciation of our assets during the nine months ended September 30, 2007.
  Sources of Liquidity
     Since inception, our operations have been financed primarily through the issuance of equity securities, in both public and private offerings. From our inception through September 30, 2007, we have received net proceeds of approximately $135.6 million from the sale of shares of our preferred and common stock as follows:
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

     Additionally, in February 2006, we entered into a $7.0 million loan and security agreement with Silicon Valley Bank and Oxford Finance Corporation to provide us with growth capital. We drew down $7.0 million in June 2006 at the fixed rate of 11.47% and we have no further credit available under this agreement. We began making the first of 30 equal monthly principal and interest payments in February 2007. As of September 30, 2007, we had reduced the principal balance by $1.7 million to $5.3 million. The loan is collateralized by substantially all of our assets other than intellectual property. Under the terms of the agreement, we are precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and are subject to various non-financial covenants and prepayment penalties.
     In connection with the loan and security agreement with Silicon Valley Bank and Oxford Finance Corporation, we issued two warrants to the lenders to purchase 385,000 shares of our Series A-2 preferred stock at an exercise price of $1.00 per share. These warrants became exercisable for 96,250 shares of our common stock, at an exercise price of $4.00 per share, upon the completion of our initial public offering in October 2006. The $0.3 million fair value of the warrants was determined using the Black-Scholes valuation model, recorded as debt issuance costs, which are included as other long-term assets in the accompanying balance sheets, and amortized to interest expense over the expected term of the loan agreement. The warrants were valued using the following assumptions: risk-free interest rate of 4.57%; dividend yield of 0%; expected volatility of 70%; and a contractual term of 10 years. In November 2006, one warrant was exercised for 48,125 shares of our common stock at a price of $9.45, resulting in 27,754 shares issued. In March 2007, the remaining warrant was exercised for 48,125 shares of our common stock at a price of $15.04, resulting in 35,325 shares issued. As of September 30, 2007, we had no outstanding warrants.
  Capital Resources
     As a biopharmaceutical company focused on in-licensing, developing and commercializing proprietary pharmaceutical product candidates, we have entered into license agreements to acquire the rights to develop and commercialize our two product candidates, Acetavance and Omigard. Pursuant to these agreements, we obtained exclusive licenses to the patent rights and know-how for selected indications and territories. Under the Acetavance agreement, we paid to BMS a $25.0 million up-front fee and may be required to make future milestone payments totaling up to $50.0 million upon the achievement of various milestones related to regulatory or commercial events. Under the Omigard agreement, we paid to Migenix Inc. an aggregate of $2.0 million in the form of an up-front fee, including the purchase of 617,284 shares of Migenix common stock, and may be required to make future milestone payments totaling up to $27.0 million upon the achievement of various milestones related to regulatory or commercial events. Under both agreements, we are also obligated to pay royalties on any net sales of the licensed products.
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

     Our current cash and cash equivalent balances are currently our principal sources of liquidity and we believe these will satisfy our projected working capital, capital expenditure and debt servicing, at a minimum, through June 30, 2008. We have based this estimate on assumptions that may prove to be wrong, and we could spend our available financial resources faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to the rate of progress and cost of our clinical trials and other product development programs for Acetavance, Omigard and any other product candidates that we may in-license or acquire. Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources generated from the proceeds of offerings of our equity securities and our existing borrowings under our loan and security agreement. In addition, we may finance future cash needs through the sale of additional equity securities, strategic collaboration agreements and debt financing. However, we have drawn down all available amounts under our existing loan and security agreement, and we may not be successful in obtaining strategic collaboration agreements or in receiving milestone or royalty payments under those strategic collaboration agreements. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. We have invested a substantial portion of our available cash funds in money market funds placed with reputable financial institutions for which credit loss is not anticipated and have established guidelines relating to diversification and maturities of our securities available-for-sale to preserve principal and maintain liquidity. In addition, we may finance future cash needs through the sale of additional equity securities, strategic collaboration agreements and debt financing. Also, we cannot be sure that our existing cash and investment resources will be adequate, that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale-back or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring additional debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
Recent Accounting Pronouncements
     See Note 2 of the Notes to Condensed Financial Statements for a discussion of recent accounting pronouncements.
Caution on Forward-Looking Statements
     This Quarterly Report on Form 10-Q, or Quarterly Report, includes forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results will differ from those anticipated in these forward looking statements as a result of various factors, including those set forth below under the caption “Part II., Item 1A. — Risk Factors” and the differences may be material. Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. In this Quarterly Report, for example, we make forward-looking statements regarding the potential for Acetavance and Omigard to receive regulatory approval for one or more indications on a timely basis or at all; the progress and results of pending clinical trials for Acetavance and Omigard, including any delays in commencing or completing enrollment for our ongoing clinical trials; unexpected adverse side effects or inadequate therapeutic efficacy of Acetavance or Omigard that could delay or prevent regulatory approval or commercialization, or that could result in recalls or product liability claims; other difficulties or delays in development, testing, manufacturing and marketing of and obtaining regulatory approval for Acetavance or Omigard; the scope and validity of patent protection for Acetavance or Omigard; the market potential for pain, fever, local catheter site infections and other target markets, and our ability to compete; the potential to attract a strategic collaborator and terms of any related transaction; intense competition if either of Acetavance or Omigard is ever commercialized; and our ability to raise sufficient capital when needed, or at all. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Private Securities Litigation Reform Act of 1995. You should not rely unduly on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Item 3. Qualitative and Quantitative Disclosures about Market Risk
Cash and Cash Equivalents
     Our cash and cash equivalents as of September 30, 2007 consisted primarily of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the investment securities available-for-sale that we may invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment securities available-for-sale to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio of cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and, commercial paper, all with various maturity dates. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate and we do not believe that our results of operations would be materially impacted by an immediate 10% change in interest rates.
Debt
     Our loan and security agreement with Silicon Valley Bank and Oxford Finance Corporation has a fixed rate equal to 11.47%. Consequently, we do not have significant interest rate cash flow exposure on our debt. The principal value of the agreement at September 30, 2007 was $5.3 million and is collateralized by substantially all the assets of the Company (excluding intellectual property). Under the terms of the agreement, we are precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and are subject to various non-financial covenants and prepayment penalties.
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
     Evaluation of disclosure controls and procedures. As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
     Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Not applicable.
Item 1A. Risk Factors
     Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, which has been updated since the filing of our Annual Report on Form 10-K for the year ended December 31, 2006, in its entirety, in addition to other information contained in this report as well as our other public filings with the Securities and Exchange Commission.
     In the near-term, the success of our business will depend on many factors, including the following risks:
•	we are largely dependent on the success of our only two product candidates, Acetavance and Omigard, and we cannot be certain that our ongoing and planned clinical development programs will be sufficient to support new drug applications, or NDAs, or that either product candidate will receive regulatory approval or be successfully commercialized;

•	delays in the commencement, enrollment or completion of clinical testing for either of our product candidates, or significant issues regarding the adequacy of our clinical trial designs or the execution of our clinical trials, could result in increased costs to us and delay or limit our ability to obtain regulatory approval;

•	even if our product candidates are approved by regulatory authorities, we expect intense competition in the hospital marketplace for our targeted indications;

•	delays or quality issues with respect to the completion of required pre-commercialization manufacturing development activities for our product candidates, could result in increased costs to us and delay or limit our clinical trials and our ability to obtain regulatory approval;

•	the patent rights that we have in-licensed covering Acetavance are limited to a specific intravenous formulation of acetaminophen, and our market opportunity for this product candidate may be limited by the lack of patent protection for the active ingredient itself and other formulations that may be developed by competitors;

•	we will require substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development programs and commercialization efforts; and

•	our ability to maintain patent protection for our products and to commercialize our products without infringing the patent rights of others.
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

Risks Related to Our Business and Industry
We are largely dependent on the success of our two product candidates, Acetavance and Omigard, and we cannot be certain that either of these product candidates will receive regulatory approval or be successfully commercialized.
     We currently have no drug products for sale and we cannot guarantee that we will ever have marketable drug products. The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA, and other regulatory authorities in the U.S. and other countries, which regulations differ from country to country. We are not permitted to market our product candidates in the U.S. until we receive approval of an NDA from the FDA. We have not submitted an NDA or received marketing approval for either of our product candidates. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. We currently have only two product candidates and our business success currently depends entirely on their successful development and commercialization.
     We have not developed either of our product candidates independently. In March 2006, we in-licensed rights to Acetavance from BMS. Our clinical development program for this product candidate currently comprises eight clinical trials, including four pivotal, Phase III efficacy trials, two pharmacokinetic studies and two safety studies. In December 2006, we completed enrollment in a study to assess the pharmacokinetics of single and repeated doses of Acetavance compared to oral acetaminophen in adults. In June 2007, we initiated a pharmacokinetic trial of Acetavance in children. In August 2007, we completed enrollment in a Phase III clinical trial of Acetavance for the treatment of post-operative pain following abdominal gynecological surgery, and we anticipate announcing top-line results from this study in early 2008. In October 2007, we completed enrollment in two Phase III clinical trials of Acetavance for the treatment of fever in adults, one comparing Acetavance against placebo, and the other comparing Acetavance against orally-administered acetaminophen. We plan to initiate an additional Phase III clinical trial of Acetavance for the treatment of pain in adults following abdominal laparoscopic surgery and two safety studies of Acetavance, one in adults and one in children, in the fourth quarter of 2007. We anticipate completing enrollment in the abdominal laparoscopic surgery study of Acetavance in the second quarter of 2008. Assuming successful completion of all of our planned clinical trials for this product candidate, we remain on target for the submission of a 505(b)(2) NDA to the U.S. Food and Drug Administration in the second half of 2008 requesting marketing approval of Acetavance for the treatment of acute pain and fever in adults and children. Additional clinical trials may be required to support the approval of these indications and any additional indications or dosages for Acetavance, which could delay, or limit the scope of, any regulatory approvals for this product candidate.
     In July 2004, we in-licensed the rights to our only other product candidate, omiganan pentahydrochloride 1% aqueous gel, or Omigardtm, which is currently being evaluated in a single Phase III clinical trial for the prevention of LCSIs, and will require the successful completion of this Phase III clinical trial before we are able to submit an NDA to the FDA for approval. In July 2007, we announced that the FDA agreed with our proposal to increase the number of patients to be enrolled in our ongoing Phase III clinical trial of Omigard from 1,250 to 1,850 patients. Increasing the number of patients will require greater financial resources than originally anticipated and delay the completion of enrollment in this trial from the second half of 2007 to the second quarter of 2008.
     These clinical development programs for Acetavance and Omigard may not lead to commercial products if our clinical trials fail to demonstrate that our product candidates are safe and effective and, as a result, we fail to obtain necessary approvals from the FDA and similar foreign regulatory agencies. We may also fail to obtain the necessary approvals if we have inadequate financial or other resources to advance our product candidates through the clinical trial process. Any failure to obtain approval of Acetavance or Omigard would have a material and adverse impact on our business.
If clinical trials of our current or future product candidates do not produce results necessary to support regulatory approval in the U.S. or elsewhere, we will be unable to commercialize these products.
     To receive regulatory approval for the commercial sale of Acetavance, Omigard or any other product candidates that we may in-license or acquire, we must conduct, at our own expense, adequate and well-controlled clinical trials to demonstrate efficacy and safety in humans. Clinical testing is expensive, takes many years and has an uncertain outcome. Clinical failure can occur at any stage of the testing. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing. For example, Migenix Inc., or Migenix, the licensor for our Omigard product candidate, together with its former collaborator, Fujisawa Healthcare, Inc., or Fujisawa, completed enrollment in a Phase III clinical trial in February 2003 that demonstrated statistically significant results for the secondary endpoints of the trial: the prevention of LCSIs and catheter colonization, which is the growth of microorganisms on the portion of the catheter below the skin surface. However, the trial did not show statistical significance for the primary endpoint, the prevention of catheter-related bloodstream infections, or CRBSIs.

     After the termination of the collaboration between Migenix and Fujisawa in January 2004, we in-licensed the rights to Omigard from Migenix in July 2004 and subsequently reached an agreement under the SPA process with the FDA concerning the protocol for our own Phase III clinical trial of Omigard. In connection with the SPA for Omigard, the FDA agreed that a single confirmatory Phase III trial will be required for approval for Omigard and that the prevention of LCSIs will be the sole primary efficacy endpoint, and we initiated this clinical trial in August 2005. In July 2007, we announced that the FDA agreed with our proposal to increase the number of patients to be enrolled in our ongoing Phase III clinical trial of Omigard from 1,250 to 1,850 patients. This proposal was prompted by our planned re-analysis of data from the initial Phase III clinical trial of Omigard. Using a slightly different, stricter definition of LCSIs, the re-analysis indicated a statistically significant reduction in the number of LCSIs of 42% in the Omigard treatment arm as compared to the povidone-iodine treatment arm, while the original analysis of data from this trial indicated a statistically significant reduction of LCSIs of approximately 49%. Because the target sample size for our ongoing Phase III clinical trial of Omigard is based, in part, upon the LCSI rate and treatment effect of the original Phase III clinical trial of this product candidate, we determined that adding patients would be prudent in order to maintain the statistical power of the study. Additionally, improvements to hospital infection prevention practices since our Phase III clinical trial of Omigard began may reduce catheter-related infection rates, which we believe further supports the planned increase in the number of patients. Increasing the number of patients enrolled in the Omigard Phase III clinical trial will require greater financial resources than originally anticipated and delay the completion of enrollment from the second half of 2007 to the second quarter of 2008. However, we cannot be certain that our ongoing Phase III clinical trial of Omigard will be able to enroll an adequate number of patients in the trial or ultimately demonstrate statistical significance or otherwise demonstrate sufficient efficacy and safety to support the filing of an NDA or ultimately lead to regulatory approval. Furthermore, despite having completed the SPA process, the FDA’s agreement with us on the trial protocol remains subject to future advances in the field or future public health concerns unrecognized at the time of the FDA’s protocol assessment, and any further changes we may propose to the protocol will remain subject to the FDA’s approval.
     Our failure to adequately demonstrate the efficacy and safety of Acetavance, Omigard or any other product candidates that we may in-license or acquire would prevent receipt of regulatory approval and, ultimately, the commercialization of that product candidate.
Because the results of earlier clinical trials are not necessarily predictive of future results, Acetavance, Omigard or any other product candidate we advance into clinical trials may not have favorable results in later clinical trials or receive regulatory approval.
     Success in clinical testing and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of the investigational drug. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase III clinical trials, even after promising results in earlier clinical trials.
     In March 2006, we in-licensed the rights to Acetavance from BMS, which is currently marketing Acetavance in Europe and other parts of the world under the brand name Perfalgan. BMS has completed nine clinical trials, mostly in Europe, primarily in support of European regulatory approvals for this product candidate. However, we do not know at this time what regulatory weight, if any, the U.S. and Canadian regulatory agencies will give to these clinical data in supplementing clinical data generated by us for potential regulatory approval of Acetavance in the U.S. and Canada. The FDA and foreign regulatory agencies may reject these clinical trial results if they determine that the clinical trials were not conducted in accordance with requisite regulatory standards and procedures. Furthermore, we have not audited or verified the accuracy of the primary clinical data provided by BMS and cannot determine their applicability to our regulatory filings. Even though BMS has obtained marketing approval in Europe and other territories for Acetavance, we must conduct additional adequate and well controlled clinical trials in the U.S. to demonstrate Acetavance’s safety and efficacy in specific indications to gain regulatory approval in the U.S. We may not be able to demonstrate the same safety and efficacy for Acetavance in our planned and ongoing Phase III clinical trials as was demonstrated previously by BMS.
     Our other product candidate, Omigard, is a novel antimicrobial peptide and is not yet approved in any jurisdiction. No antimicrobial peptide has been approved by the FDA, including two antimicrobial peptides with mechanisms of action similar to Omigard that were studied in Phase III clinical trials. Although Omigard has been studied in more than 750 patients, all of the patients studied were enrolled in trials conducted or sponsored by Migenix or Fujisawa. Similar to Acetavance, we obtained electronic databases from the completed Phase III clinical trials sponsored by Migenix and Fujisawa. As a part of our standard procedure for analyzing data to prepare a final report of the study for a potential New Drug Application or other applications for marketing authorization, we re-analyzed the data using a slightly different, stricter definition of LCSIs. In April 2007, we announced that our re-analysis indicated a statistically significant reduction in the number of LCSIs of 42% in the Omigard treatment arm as compared to the povidone-iodine treatment arm, while the original analysis indicated a statistically significant reduction of LCSIs of approximately 49%. Because the target sample size for our own Phase III clinical trial of Omigard is based, in part, upon the LCSI rate and treatment effect of the original Phase III clinical trial of this product candidate, we determined that adding patients would be prudent in order to maintain the statistical power of the study. In July 2007, we announced that the FDA agreed with our proposal to increase the number of patients to be enrolled in our ongoing Phase III clinical trial of Omigard from 1,250 to 1,850 patients. Increasing the number of patients enrolled in the Phase III clinical trial of Omigard will require greater financial resources than originally anticipated and delay the completion of enrollment from the second half of 2007 to the second quarter of 2008. Our audit and verification of the accuracy of the primary clinical data provided by our licensor and its former collaborator are continuing, and we cannot determine their applicability to our regulatory filings. Although the Phase III clinical trial of Omigard conducted by Migenix and Fujisawa demonstrated favorable, statistically significant results for the prevention of LCSIs and catheter colonization, secondary endpoints in their trial, we may not observe similar results in our ongoing Phase III clinical trial. Furthermore, the earlier Phase III clinical trial failed to show statistical significance for the primary endpoint of that trial, the prevention of CRBSIs. While we will measure the prevention of CRBSIs as a secondary endpoint in our ongoing Phase III clinical trial of Omigard, our trial is not designed to demonstrate statistical significance for this secondary endpoint. Although we are targeting a different primary endpoint in our trial, the prevention of LCSIs, it is possible that we will experience similar, unexpected results. Failure to satisfy a primary endpoint in a Phase III clinical trial would generally mean that a product candidate would not receive regulatory approval without one or more further successful Phase III clinical trials.
     The data collected from our clinical trials may not be adequate to support regulatory approval of Acetavance, Omigard or any other product candidates that we may in-license or acquire. Moreover, all clinical data reported is taken from databases that may not have been fully reconciled against medical records kept at the clinical sites. As a result of auditing the data from these earlier clinical trials and completing the extensive re-analyses that we will need to perform as part of our standard procedures for preparing final reports of these studies, the previously reported results may change, which may negatively impact our ongoing Phase III clinical trials, or the suitability of earlier clinical trials for inclusion in applications for marketing authorization of our Acetavance and Omigard product candidates. As a result, despite the results reported by others in earlier clinical trials for our product candidates, we do not know whether any Phase III or other clinical trials that we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates.
Delays in the commencement or completion of clinical trials, or significant issues regarding the adequacy of our clinical trial designs or the execution of our clinical trials, could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.
     If we experience delays in the commencement or completion of our clinical trials, we could incur significantly higher product development costs and our ability to obtain regulatory approvals for our product candidates could be delayed. We may also fail to obtain the necessary regulatory approvals if we have inadequate financial or other resources to advance our product candidates through the clinical trial process. We do not know whether enrollment in our ongoing and planned clinical trials of Acetavance will be completed on time, or whether our additional planned and ongoing clinical trials for Acetavance will be completed on schedule, if at all. Additional clinical trials may be required to support regulatory approvals for the treatment of acute pain and fever in adults and children and for any additional indications or dosages for Acetavance, which could delay or limit the scope of any regulatory approvals we may receive for this product candidate. In July 2007, we announced an estimated delay in the completion of enrollment for our ongoing Phase III clinical trial of Omigard from the second half of 2007 to the second quarter of 2008, because of our decision to increase the number of patients to be enrolled in this trial, and we do not know if this clinical trial will be completed on schedule, or at all. The commencement and completion of clinical trials requires us to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs for the same indication as our product candidates or may not be eligible to participate in or may be required to withdraw from a clinical trial as a result of changing standards of care. For example, we believe that improvements to hospital infection prevention practices since we commenced enrollment in our Phase III clinical trial of Omigard may reduce catheter-related infection rates, which may result in the occurrence of an insufficient number of infections to demonstrate statistical significance in this clinical trial or require an even larger number of patients to be enrolled in order to demonstrate a statistically significant effect. Although the FDA agreed with our proposal to increase the number of patients to be enrolled in our ongoing Phase III clinical trial of Omigard, we may be unable to enroll an adequate number of patients and, even if we enroll our target number of additional patients, we may still be unable to demonstrate statistical significance or otherwise demonstrate sufficient efficacy and safety to support the filing of an NDA for Omigard. The commencement and completion of clinical trials can be delayed for a variety of other reasons, including delays related to:
•	reaching agreements on acceptable terms with prospective clinical research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining regulatory approval to commence or amend a clinical trial;

•	obtaining institutional review board approval to commence or amend a clinical trial at a prospective site;

•	recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including competition from other clinical trial programs for the same indication as our product candidates; and

•	retaining patients who have initiated a clinical trial but who may be prone to withdraw due to the treatment protocol, lack of efficacy, personal issues, side effects from the therapy or who are lost to further follow-up.
     In addition, a clinical trial may be suspended or terminated by us, the FDA or other regulatory authorities due to a number of factors, including:
•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	inspections of our own clinical trial operations, the operations of our CROs, or our clinical trial sites by the FDA or other regulatory authorities, which may result in the imposition of a clinical hold or, potentially, prevent us from using some of the data generated from our clinical trials to support requests for regulatory approval of our product candidates;

•	new information suggesting unacceptable risk to subjects, or unforeseen safety issues or any determination that a trial presents unacceptable health risks;

•	new information suggesting that the target condition occurs too infrequently for the product candidate to demonstrate efficacy; or

•	lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with the services of our CROs and other third parties.
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
     We intend to develop Acetavance for the treatment of acute pain in the hospital setting, which will compete with well-established products for this and similar indications, including opioids such as morphine, fentanyl, meperidine and hydromorphone, each of which is available generically from several manufacturers, and several of which are available as proprietary products using novel delivery systems, as well as an extended release injectable (epidural) formulation of morphine, DepoDur. Ketorolac, an injectable non-steroidal anti-inflammatory drug, or NSAID, is also available generically in the U.S. from several manufacturers and used to treat acute pain. During the time that it will take us to obtain regulatory approval for Acetavance, if at all, we anticipate that several additional products may be developed for the treatment of acute pain, including other injectable NSAIDs, novel opioids, new formulations of currently available opioids, long-acting local anesthetics and new chemical entities as well as alternative delivery forms of various opioids and NSAIDs.
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
     As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we are able to or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Our competitors may also develop drugs that are more effective, useful and less costly than ours and may also be more successful than us in manufacturing and marketing their products. We also expect to face similar competition in our efforts to identify appropriate collaborators or partners to help develop or commercialize our product candidates in markets outside the U.S.

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
     The commercial success of our product candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by the medical community and coverage and reimbursement of them by third-party payors, including government payors. The degree of market acceptance of any of our approved products will depend on a number of factors, including:
•	limitations or warnings contained in a product’s FDA-approved labeling, including potential limitations or warnings for Acetavance that may be more restrictive than oral formulations of acetaminophen;

•	changes in the standard of care for the targeted indications for either of our product candidates could reduce the marketing impact of any superiority claims that we could make following FDA approval;

•	limitations inherent in the approved indication for either of our product candidates compared to more commonly-understood or addressed conditions, including, in the case for Omigard, the ability to promote Omigard to hospitals and physicians who may be more focused on an indication specifically for the prevention of CRBSIs compared to the prevention of LCSIs, the primary endpoint in our ongoing Phase III clinical trial; and

•	potential advantages over, and availability of, alternative treatments, including, in the case of Acetavance, a number of products already used to treat acute pain in the hospital setting, and in the case for Omigard, a number of competitive topical products as well as a device that has been approved for wound dressing and prevention of catheter-related infections.
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
     Over the last several years, many hospitals, particularly in the U.S., have increased the use of a particular antiseptic, chlorhexidine, as their standard of care to sterilize catheter insertion sites. Although we believe 10% povidone-iodine continues to be used by a sufficient number of hospitals to support continued enrollment of patients in our Phase III clinical trial of Omigard, this changing standard of care limits the number of potential clinical trial sites available to us. Accordingly, it may be difficult for us to maintain the clinical trial sites that we have already retained for the Omigard trial if any of these institutions elects to replace our comparator product with chlorhexidine, and it may take us longer than anticipated to identify and reach terms with additional hospitals to serve as clinical trial sites for the trial. Delays in the completion of enrollment or clinical testing for our ongoing Phase III clinical trial of Omigard and any other studies we may conduct to compare Omigard to chlorhexidine or another topical antiseptic could significantly affect our product development costs, our prospects for regulatory approval and our ability to compete. Furthermore, the decreasing use of 10% povidone-iodine in favor of chlorhexidine could reduce the marketing impact of any superiority claims that we could make following FDA approval. For example, hospitals and physicians may be reluctant to adopt the use for Omigard in combination with chlorhexidine antisepsis for the prevention of LCSIs. Additionally, we believe that improvements to hospital infection control practices since we commenced enrollment in our ongoing Phase III clinical trial of Omigard may reduce catheter-related infection rates, which may result in the occurrence of an insufficient number of infections to demonstrate statistical significance in this clinical trial or require an even larger number of patients to be enrolled in order to demonstrate a statistically significant effect. Even if Omigard is approved by the FDA, if this product candidate does not achieve an adequate level of acceptance by physicians, health care payors and patients, we may be unable to generate sufficient revenues to recover our development costs or otherwise sustain and grow our business.

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.
     Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. Any of these restrictions or requirements could adversely affect our potential product revenues. For example, the label ultimately approved for Acetavance, Omigard or any other product candidates that we may in-license or acquire, if any, may include a restriction on the term of its use, or it may not include one or more of our intended indications.
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
Even if our product candidates receive regulatory approval in the U.S., we may never receive approval or commercialize our products outside of the U.S.
     Our rights to Acetavance are limited to the U.S. and Canada, and our rights to Omigard are limited to North America and Europe. In order to market any products outside of the U.S., we must comply with numerous and varying regulatory requirements of other countries regarding non-clinical testing, manufacturing, safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the U.S. As described above, such effects include the risks that our product candidates may not be approved for all indications requested, which could limit the uses of our product candidates and have an adverse effect on product sales and potential royalties, and that such approval may be subject to limitations on the indicated uses for which the product may be marketed or require costly, post-marketing follow-up studies.

We have never marketed a drug before, and if we are unable to establish an effective sales and marketing infrastructure, we will not be able to successfully commercialize our product candidates.
     In the U.S., we plan to build our own sales force to market our products directly to physicians, nurses, hospitals, group purchasing organizations and third-party payors. We currently do not have significant internal sales, distribution and marketing capabilities. In order to commercialize any of our product candidates, we must either acquire or internally develop sales and marketing capabilities, or enter into collaborations with partners to perform these services for us. The acquisition or development of a hospital-focused sales and marketing infrastructure for our domestic operations will require substantial resources, will be expensive and time consuming and could negatively impact our commercialization efforts, including delay any product launch. Moreover, we may not be able to hire a sales force that is sufficient in size or has adequate expertise. If we are unable to establish our sales and marketing capability or any other capabilities necessary to commercialize any products we may develop, we will need to contract with third parties to market and sell our products. If we are unable to establish adequate sales and marketing capabilities, whether independently or with third parties, we may not be able to generate any product revenue, may generate increased expenses and may never become profitable.
     We will need to obtain FDA approval of our proposed product names, Acetavance and Omigard, and any failure or delay associated with such approval may adversely impact our business.
     Any name we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office. The FDA typically conducts a rigorous review of proposed product names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims. If the FDA objects to the product names Acetavance or Omigard, we may be required to adopt an alternative name for these product candidates. If we adopt an alternative name, we would lose the benefit of our existing trademark applications for Acetavance and/or Omigard and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.
Our product candidates may have undesirable side effects that could delay or prevent their regulatory approval or commercialization.
     Undesirable side effects caused by our product candidates could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing our product candidates and generating revenues from their sale. For example, the adverse events related to Acetavance observed in clinical trials completed to date include transient liver enzyme elevations, nausea or vomiting, allergic reactions, and pain or local skin reactions at the injection site. When used in excess of the current guidelines for administration, acetaminophen has an increased potential to cause liver toxicity. While we do not expect the administration of acetaminophen in intravenous form will result in an increased risk of toxicity to the liver compared with an equivalent dose of acetaminophen administered orally, we cannot be certain that increased liver toxicity or other drug-related side effects will not be observed in future clinical trials or that the FDA will not require additional trials or impose more severe labeling restrictions due to liver toxicity or other concerns. Drug-related adverse events observed in clinical trials completed to date for Omigard have been primarily limited to local skin reactions, including redness, swelling, bleeding, itching, bruising and pain. In addition, while these drug-related adverse events have generally been related to the skin, including the catheter insertion site, we cannot be certain that other drug-related side effects will not be reported in clinical trials or thereafter.
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
     In both domestic and foreign markets, our sales of any future products will depend in part upon the availability of coverage and reimbursement from third-party payors. Such third-party payors include government health programs such as Medicare, managed care providers, private health insurers and other organizations. In particular, many U.S. hospitals receive a fixed reimbursement amount per procedure for certain surgeries and other treatment therapies they perform. Because this amount may not be based on the actual expenses the hospital incurs, hospitals may choose to use therapies which are less expensive when compared to our product candidates. Accordingly, Acetavance, Omigard or any other product candidates that we may in-license or acquire, if approved, will face competition from other therapies and drugs for these limited hospital financial resources. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to the satisfaction of hospitals, other target customers and their third-party payors. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.
     Governments continue to propose and pass legislation designed to reduce the cost of healthcare. In the U.S., we expect that there will continue to be federal and state proposals to implement similar governmental controls. For example, in December 2003, Congress enacted a limited prescription drug benefit for Medicare beneficiaries in the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. Under this program, drug prices for certain prescription drugs are negotiated by drug plans, with the goal to lower costs for Medicare beneficiaries. In some foreign markets, the government controls the pricing of prescription pharmaceuticals. In these countries, pricing negotiated with governmental authorities can take six to 12 months or longer after the receipt of regulatory marketing approval for a product. Cost control initiatives could decrease the price that we would receive for any products in the future, which would limit our revenue and profitability. Accordingly, legislation and regulations affecting the pricing of pharmaceuticals might change before our product candidates are approved for marketing. Adoption of such legislation could further limit reimbursement for pharmaceuticals.
If we breach any of the agreements under which we license rights to our product candidates from others, we could lose the ability to continue the development and commercialization of our product candidates.
     In March 2006, we entered into an exclusive license agreement with BMS relating to our Acetavance product candidate for the U.S. and Canada, and in July 2004, we entered into an exclusive license agreement with Migenix relating to our Omigard product candidate for North America and Europe. Because we have in-licensed the rights to our two product candidates from third parties, if there is any dispute between us and our licensors regarding our rights under these license agreements, our ability to develop and commercialize these product candidates may be adversely affected. Any uncured, material breach under these license agreements could result in our loss of exclusive rights to the related product candidate and may lead to a complete termination of our product development efforts for the related product candidate.

If BMS breaches the underlying agreement under which we sublicense the rights to our Acetavance product candidate, we could lose the ability to develop and commercialize Acetavance.
     Our license for Acetavance is subject to the terms and conditions of a license from SCR Pharmatop to BMS, under which BMS originally licensed the intellectual property rights covering Acetavance. If BMS materially breaches the terms or conditions of this underlying license from SCR Pharmatop, and neither BMS nor we adequately cure that breach, or BMS and SCR Pharmatop otherwise become involved in a dispute, the breach by BMS or disputes with SCR Pharmatop could result in a loss of, or other material adverse impact on, our rights under our license agreement with BMS. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by BMS, and otherwise seek to preserve our rights under the patents licensed by SCR Pharmatop, we may not be able to do so in a timely manner, at an acceptable cost or at all. Any uncured, material breach under the license from SCR Pharmatop to BMS could result indirectly in our loss of exclusive rights to our Acetavance product candidate and may lead to a complete termination of our product development and any commercialization efforts for Acetavance.
We rely on third parties to conduct our clinical trials, including our ongoing Phase III clinical program for Acetavance and our ongoing Phase III clinical trial of Omigard. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates on our anticipated timeline or at all.
     We rely primarily on third-party CROs to manage the execution of our clinical trials for our Acetavance and Omigard product candidates, and we depend on independent clinical investigators, medical institutions and contract laboratories to conduct our clinical trials. Although we rely on CROs to manage the execution of our clinical trials, we are responsible for oversight and for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA requires us and our CROs to comply with regulations and standards, commonly referred to as good clinical practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on CROs does not relieve us of these responsibilities and requirements. CROs and investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. If our CROs or independent investigators fail to devote sufficient care, time and resources to our drug development programs, if their performance is substandard, or if they are inspected by the FDA and are found not to be in compliance with GCPs, it will delay the approval of our FDA applications and our introductions of new products. The CROs with which we contract for execution of our clinical trials play a significant role in the conduct of the trials and the subsequent collection and analysis of data. Failure of the CROs to meet their obligations could adversely affect clinical development of our product candidates. Moreover, these independent investigators and CROs may also have relationships with other commercial entities, some of which may have competitive products under development or currently marketed. If independent investigators and CROs assist our competitors, it could harm our competitive position. If any of these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for Acetavance, Omigard or future product candidates.
If the manufacturers upon whom we rely fail to complete required pre-commercialization manufacturing development activities on time, we may face delays in the development of, or in obtaining regulatory approvals for, our product candidates, which would result in increased costs and the loss of potential revenues.
     We do not manufacture any of our product candidates, and we do not currently plan to develop any capacity to do so. Instead, we rely on third party manufacturers to perform pre-commercialization manufacturing development activities for, and manufacture, Acetavance, Omigard and, most likely, any other product candidates that we may in-license or acquire in the future. Any problems or delays we experience in preparing for commercial-scale manufacturing of a product candidate may cause us to experience increased costs, result in delays in receiving FDA or other regulatory approvals, or impair our ability to manufacture our product candidates, which would adversely affect our business. For example, as a part of our applications for regulatory approval, our manufacturers will need to produce specific batches of our product candidates to demonstrate acceptable stability under various conditions and for commercially viable lengths of time. We and our contract manufacturers will need to demonstrate to the FDA and other regulatory authorities this acceptable stability data, as well as validate methods and manufacturing processes, in order to receive regulatory approval to commercialize our product candidates. Any delays in the availability of this data may cause delays in receiving FDA or other regulatory authority approvals. Additionally, the FDA is likely to conduct inspections of our manufacturers’ facilities from time to time, including as part of its review of any marketing applications we may file. If our manufacturers are not in compliance with cGMP requirements, this may delay the approval by the FDA of these marketing applications, or result in delays in the availability of our product candidates to complete clinical trials or for commercial distribution.

If the manufacturers upon whom we rely terminate our supply agreements or fail to produce our product candidates in the volumes we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, our product candidates and may lose potential revenues.
     If the commercial manufacturers upon whom we rely to manufacture our product candidates fail to deliver the required commercial quantities of bulk drug substance or finished product on a timely basis at commercially reasonable prices that meet all applicable quality standards, we would likely be unable to meet demand for our products and we would lose potential revenues. We have entered into a development and supply agreement with Baxter Healthcare Corporation, or Baxter, for the completion of pre-commercialization manufacturing development activities and the manufacture of commercial supplies of the finished Acetavance. Any termination or disruption of our relationship with Baxter may materially harm our business and financial condition, and frustrate any commercialization efforts for Acetavance. We do not yet have agreements established regarding commercial supply of Omigard and may not be able to establish or maintain commercial manufacturing arrangements on commercially reasonable terms for Omigard, or any other product candidates that we may in-license or acquire. We are currently negotiating with suppliers for the commercial supply of the active pharmaceutical ingredient, or API, for Acetavance and for the commercial supply of API and finished drug product for Omigard. We do not have any long-term commitments from our suppliers of clinical trial material or guaranteed prices for our product candidates or placebos, and we do not have alternate manufacturing plans in place at this time. If we need to change to other manufacturers or change the manufacturing processes for our product candidates, the FDA and comparable international regulatory authorities must approve these manufacturers’ facilities and processes prior to our use, which would require new testing and compliance inspections, and the new manufacturers would have to be educated in, or independently develop, the processes necessary for the production of our products. If there are delays in obtaining approvals of any new manufacturers, we could experience delays in the availability of our product candidates to complete our clinical trials or for commercial distribution.
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
     We in-licensed the rights to each of our two current product candidates, Acetavance and Omigard, from third parties who conducted the initial development of each product candidate. An important part of our business strategy is to continue to develop a pipeline of product candidates by acquiring or in-licensing products, businesses or technologies that we believe are a strategic fit with our focus on the hospital marketplace. Future in-licenses or acquisitions, however, may entail numerous operational and financial risks, including:

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
     As of November 1, 2007, we had 43 full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue our development activities and commercialize our product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:
•	manage our clinical trials effectively, including our ongoing Phase III clinical program for Acetavance, which will be conducted at numerous clinical trial sites in the U.S., and our ongoing Phase III clinical trial of Omigard, which is being conducted at numerous clinical sites in the U.S. and Europe;

•	manage our internal development efforts effectively while carrying out our contractual obligations to licensors and other third parties; and

•	continue to improve our operational, financial and management controls, reporting systems and procedures.
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

     Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the product acquisition, development, regulatory and commercialization expertise of our senior management, particularly Theodore R. Schroeder, our President and Chief Executive Officer, James B. Breitmeyer, M.D., Ph.D., our Executive Vice President, Development and Chief Medical Officer, and William R. LaRue, our Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary. If we lose one or more of these key employees, our ability to successfully implement our business strategy could be seriously harmed. Replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel. Although we have employment agreements with Mr. Schroeder, Dr. Breitmeyer and Mr. LaRue, these agreements are terminable at will at any time with or without notice and, therefore, we may not be able to retain their services as expected.
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

Recent proposed legislation may permit re-importation of drugs from foreign countries into the U.S., including foreign countries where the drugs are sold at lower prices than in the U.S., which could materially adversely affect our operating results and our overall financial condition.
     Legislation has been introduced in Congress that, if enacted, would permit more widespread re-importation of drugs from foreign countries into the U.S., which may include re-importation from foreign countries where the drugs are sold at lower prices than in the U.S. Such legislation, or similar regulatory changes, could decrease the price we receive for any approved products which, in turn, could materially adversely affect our operating results and our overall financial condition. For example, BMS markets Acetavance in Europe and other countries principally under the brand name Perfalgan. Although Perfalgan is not labeled for sale in the U.S. and we have an exclusive license from BMS and its licensor to develop and sell Acetavance in the U.S., it is possible that hospitals and other users may in the future seek to import Perfalgan rather than purchase Acetavance in the U.S. for cost-savings or other reasons. We would not receive any revenues from the importation and sale of Perfalgan into the U.S.
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
     Despite the implementation of security measures, our internal computer systems are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for Acetavance or Omigard could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability and the further development of our product candidates may be delayed.
Risks Related to Intellectual Property
The patent rights that we have in-licensed covering Acetavance are limited to a specific intravenous formulation of acetaminophen, and our market opportunity for this product candidate may be limited by the lack of patent protection for the active ingredient itself and other formulations that may be developed by competitors.
     The active ingredient in Acetavance is acetaminophen. Patent protection for the acetaminophen molecule itself in the territories licensed to us, which include the U.S. and Canada, is not available. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredient as Acetavance so long as the competitors do not infringe any process or formulation patents that we have in-licensed from BMS and its licensor, SCR Pharmatop. We are aware of a number of third-party patents in the U.S. that claim methods of making acetaminophen. If a supplier of the API for our Acetavance product candidate is found to infringe any of these method patents covering acetaminophen, our supply of the API could be delayed and we may be required to locate an alternative supplier. We are also aware of several U.S. and Canadian patents and patent applications covering various potential injectable formulations of acetaminophen as well as methods of making and using these potential formulations. For example, Injectapap, a liquid formulation of acetaminophen for intramuscular injection was approved by the FDA for the reduction of fever in adults in March 1986, although it was subsequently withdrawn from the market by McNeil Pharmaceutical in July 1986.

     The number of patents and patent applications covering products in the same field as Acetavance indicates that competitors have sought to develop and may seek to market competing formulations that may not be covered by our licensed patents and patent applications. In addition, the Canadian patent applications that we have in-licensed have yet to be examined by the Canadian Patent Office. Thus, they may issue with claims that cover less than the corresponding in-licensed U.S. patents, or simply not issue at all. The commercial opportunity for our Acetavance product candidate could be significantly harmed if competitors are able to develop an alternative formulation of acetaminophen outside the scope of our in-licensed patents.
The patent rights that we have in-licensed covering Omigard are limited in scope and limited to specific territories.
     We have an exclusive license from Migenix for Omigard in North America and Europe for the licensed field, although currently there are issued patents only in the U.S. and certain European countries. Canadian applications are pending; however, the claims that ultimately issue in Canada may be narrower than the protection obtained in the U.S. and Europe or may simply not issue at all. In addition, no patent protection has been sought in Mexico. Accordingly, the manufacture, sale and use of Omigard in Mexico by a competitor cannot be prevented. Furthermore, there are third-party patents covering analogs of omiganan and Migenix has patented analogs of omiganan that are not licensed to us. It is possible that competitors having rights to these patents may develop competing products having the same, similar or better efficacy compared to Omigard.
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
     We depend on our licensors, BMS, SCR Pharmatop, and Migenix, to protect the proprietary rights covering Acetavance and Omigard. Regarding Acetavance, either BMS or its licensor, SCR Pharmatop, depending on the patent or application, is responsible for maintaining issued patents and prosecuting patent applications. Regarding Omigard, Migenix is responsible for maintaining issued patents and prosecuting patent applications. We have limited, if any, control over the amount or timing of resources that our licensors devote on our behalf or the priority they place on maintaining these patent rights and prosecuting these patent applications to our advantage. SCR Pharmatop is under a contractual obligation to BMS to diligently prosecute their patent applications and allow BMS the opportunity to consult, review and comment on patent office communications. However, we cannot be sure that SCR Pharmatop will perform as required. Should BMS decide it no longer wants to maintain any of the patents licensed to us, BMS is required to afford us the opportunity to do so at our expense. However, we cannot be sure that BMS will perform as required. If BMS does not perform, and if we do not assume the maintenance of the licensed patents in sufficient time to make required payments or filings with the appropriate governmental agencies, we risk losing the benefit of all or some of those patent rights. For patents and applications licensed from Migenix, Migenix is obligated to use commercially reasonable efforts to obtain and maintain patent rights covering Omigard in North America and Europe. If Migenix intends to abandon prosecution or maintenance of any patents or applications, they are obligated to notify us, and at that time, we will be granted an opportunity to maintain and prosecute the patents and applications at our expense. In such a case, Migenix is required to transfer all necessary rights and responsibilities to facilitate our maintenance and prosecution of the patents and applications. Similar to BMS, however, we cannot be certain that Migenix will perform its contractual obligations as required or that we will be able to adequately assume the prosecution or maintenance of the Omigard-related patents and applications.
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

     While we intend to take actions reasonably necessary to enforce our patent rights, we depend, in part, on our licensors to protect a substantial portion of our proprietary rights. In the case of the Acetavance patents, BMS has the first right to prosecute a third-party infringement of the SCR Pharmatop patents, and has the sole right to prosecute third-party infringement of the BMS patents. We will have the ability to cooperate with BMS in third-party infringement suits involving the SCR Pharmatop patents. It is possible that SCR Pharmatop or BMS could take some action or fail to take some action that could harm the SCR Pharmatop patents. In certain instances, we may be allowed to pursue the infringement claim ourselves. With respect to Omigard, we have the first right to prosecute a third-party for infringement of the in-licensed Migenix patents provided the infringing activities are in North America or Europe and relate primarily to the licensed field of use. Migenix is obligated to reasonably cooperate with any such suit.
     Our licensors may also be notified of alleged infringement and be sued for infringement of third-party patents or other proprietary rights. We may have limited, if any, control or involvement over the defense of these claims, and our licensors could be subject to injunctions and temporary or permanent exclusionary orders in the U.S. or other countries. Our licensors are not obligated to defend or assist in our defense against third-party claims of infringement. We have limited, if any, control over the amount or timing of resources, if any, that our licensors devote on our behalf or the priority they place on defense of such third-party claims of infringement. Finally, Migenix is not obligated to defend or assist in our defense of a third-party infringement suit relating to our Omigard product candidate; however, Migenix has the right to control the defense and settlement that relates to the validity and enforceability of claims in the in-licensed Migenix patents.
     For a third-party challenge to the SCR Pharmatop in-licensed patents relating to Acetavance, we will have some ability to participate in either SCR Pharmatop’s or BMS’ defense thereof. In the case that neither party elects to defend the third-party challenge, we may have the opportunity to defend it. For a third-party challenge to the in-licensed BMS patents relating to Acetavance, BMS has the sole right to defend such challenge. If it chooses not to, we may have the right to renegotiate or terminate the license regarding the in-licensed BMS patents.
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
     Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection for Acetavance, Omigard or any other product candidates that we may in-license or acquire and the methods we use to manufacture them, as well as successfully defending these patents against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.
     The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the U.S. The patent situation outside the U.S. is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents.
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
     Patent applications in the U.S. are maintained in confidence for at least 18 months after their earliest effective filing date. Consequently, we cannot be certain that our licensors were the first to invent or the first to file patent applications on some of our product candidates. In the event that a third party has also filed a U.S. patent application relating to our product candidates or a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention in the U.S. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect our drug market.
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
     We also rely on trade secrets to protect our technology, particularly where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our licensors, employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.
     If our licensors or we fail to obtain or maintain patent protection or trade secret protection for Acetavance, Omigard or any other product candidate we may in-license or acquire, third parties could use our proprietary information, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and achieve profitability.
If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in any litigation would harm our business.
     Our ability to develop, manufacture, market and sell Acetavance, Omigard or any other product candidates that we may in-license or acquire depends upon our ability to avoid infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the general fields of pain treatment and prevention of infections and cover the use of numerous compounds and formulations in our targeted markets. For instance, there is a patent in force in various European countries, with claims that, if valid, may be broad enough in scope to cover the formulation of our Omigard product candidate. It is possible that we may determine it prudent to seek a license to this European patent in order to avoid potential litigation and other disputes. We cannot be sure that a license would be available to us on commercially reasonable terms, or at all. Similarly, there is a patent application pending in the U.S. that corresponds to the European patent. Because this patent application has neither published nor issued, it is too early to tell if the claims of this application will present similar issues for Omigard in the U.S. There is also a patent application pending in Canada that corresponds to the European patent. Because this patent application has not issued, it is too early to tell if the claims of this application will present similar issues for Omigard in Canada. However, similar to the European patent, if the U.S. or Canadian patent applications issue with a scope that is broad enough to cover our Omigard product candidate and we are unable to assert successful defenses to any patent claims, we may be unable to commercialize Omigard, or may be required to expend substantial sums to obtain a license to the other party’s patent. While we believe there may be multiple grounds to challenge the validity of the European patent, and these grounds may be applicable to the U.S. and Canadian applications should they issue as patents, the outcome of any litigation relating to this European patent and the U.S. and Canadian patent applications, or any other patents or patent applications, is uncertain and participating in such litigation would be expensive, time-consuming and distracting to management. Because of the uncertainty inherent in any patent or other litigation involving proprietary rights, we and Migenix may not be successful in defending intellectual property claims by third parties, which could have a material adverse affect on our results of operations. Regardless of the outcome of any litigation, defending the litigation may be expensive, time-consuming and distracting to management. In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that Acetavance or Omigard may infringe. There could also be existing patents of which we are not aware that Acetavance or Omigard may inadvertently infringe.
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
     We are a development stage company with a limited operating history. We have focused primarily on in-licensing and developing our two product candidates, Acetavance and Omigard, with the goal of supporting regulatory approval for these product candidates. We have incurred losses in each year since our inception in May 2004. Net losses were $52.2 million and $7.7 million for the years ended December 31, 2006 and 2005, respectively. As of September 30, 2007, we had an accumulated deficit of $100.2 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our development expenses as well as clinical product manufacturing expenses to increase in connection with our ongoing and planned Phase III clinical trials and any additional clinical trials that we may be required to conduct in order to support regulatory approvals, additional indications or dosages for our product candidates. In addition, if we obtain regulatory approval for Acetavance or Omigard, we expect to incur significant sales, marketing and outsourced manufacturing expenses as well as continued development expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.
We currently have no source of revenue and may never be profitable.
     Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our development stage product candidates, and we do not know when, or if, we will generate any revenue. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:
•	successfully complete our ongoing and future clinical trials for Acetavance and Omigard;

•	obtain regulatory approval for either of our two product candidates or any other product candidate that we may in-license or acquire;

•	assuming these regulatory approvals are received, manufacture commercial quantities of our product candidates at acceptable cost levels; and

•	successfully market and sell any approved products.
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
     We were incorporated in May 2004 and have only been conducting operations with respect to our Acetavance product candidate since March 2006 and our Omigard product candidate since July 2004. Our operations to date have been limited to organizing and staffing our company, in-licensing our two product candidates and conducting product development activities, including clinical trials and manufacturing development activities, for our two product candidates. We have not yet demonstrated an ability to obtain regulatory approval for or successfully commercialize a product candidate. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.
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
     Developing products for use in the hospital setting, conducting clinical trials, establishing outsourced manufacturing relationships and successfully manufacturing and marketing drugs that we may develop is expensive. We will need to raise additional capital to:
•	fund our operations and continue to conduct adequate and well-controlled clinical trials to provide clinical data to support regulatory approval of marketing applications;

•	continue our development activities;

•	qualify and outsource the commercial-scale manufacturing of our products under cGMP; and

•	commercialize Acetavance, Omigard or any other product candidates that we may in-license or acquire, if any of these product candidates receive regulatory approval.

     We believe that our existing cash and cash equivalents, including the net proceeds from our initial public offering completed in the fourth quarter of 2006, will be sufficient to meet our projected operating requirements, at a minimum, through June 30, 2008. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:
•	the rate of progress and cost of our clinical trials and other product development programs for Acetavance, Omigard and any other product candidates that we may in-license or acquire;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates;

•	the cost and timing of completion of an outsourced commercial manufacturing supply for each product candidate;

•	the costs and timing of regulatory approval;

•	the costs of establishing sales, marketing and distribution capabilities;

•	the effect of competing technological and market developments; and

•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish.
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
     We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:
•	the timing of milestone payments required under our license agreements for Acetavance and Omigard;

•	our execution of other collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements;

•	our addition or termination of clinical trials or funding support;

•	variations in the level of expenses related to our two existing product candidates or future development programs;

•	any intellectual property infringement lawsuit in which we may become involved;

•	regulatory developments affecting our product candidates or those of our competitors; and

•	if either of our product candidates receives regulatory approval, the level of underlying hospital demand for our product candidates and wholesalers’ buying patterns.
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
     As a public company, we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and The NASDAQ Stock Market LLC. These rules impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
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
     Our common stock had not been publicly traded prior to our initial public offering, which was completed in October 2006, and an active trading market may not develop or be sustained. We have never declared or paid any cash dividends on our capital stock, and we currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business and do not intend to pay cash dividends on our common stock for the foreseeable future. Furthermore, our loan and security agreement with Silicon Valley Bank and Oxford Finance Corporation restricts our ability to pay cash dividends. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering in October 2006 through September 30, 2007, the trading prices for our common stock ranged from a high of $18.55 to a low of $8.25.
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
We expect that the price of our common stock will fluctuate substantially.
     The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:
•	the results from our clinical trial programs, including our ongoing Phase III clinical program for Acetavance and our ongoing Phase III clinical trial of Omigard;

•	the results of clinical trial programs for Acetavance and Omigard being performed by others;

•	FDA or international regulatory actions, including failure to receive regulatory approval for any of our product candidates;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	announcements of the introduction of new products by us or our competitors;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	developments concerning product development results or intellectual property rights of others;

•	litigation or public concern about the safety of our potential products;

•	actual and anticipated fluctuations in our quarterly operating results;

•	deviations in our operating results from the estimates of securities analysts or other analyst comments;

•	additions or departures of key personnel;

•	third-party coverage and reimbursement policies;

•	developments concerning current or future strategic collaborations; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.
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
     As of September 30, 2007, our executive officers and directors and their affiliates together controlled approximately 41% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.
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
     As of September 30, 2007, we had used approximately $31.8 million of the net proceeds we received from our initial public offering to fund (1) clinical trials for Acetavance and Omigard and other research and development activities; (2) capital expenditures, primarily including equipment associated with the manufacturing of Acetavance; and (3) working capital and other general corporate purposes. We may also use a portion of the net proceeds to in-license, acquire or invest in complementary businesses or products. We cannot specify with certainty all of the particular uses for the net proceeds from our initial public offering. The amount and timing of our expenditures will depend on several factors, including the progress of our clinical trials and commercialization efforts as well as the amount of cash used in our operations. Accordingly, our management will have broad discretion in the application of the net proceeds.

Item 3.    Defaults Upon Senior Securities
     Not applicable.
Item 4.    Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Amended and Restated Bylaws of the Registrant

4.1(1)	Form of the Registrant’s Common Stock Certificate

4.2(2)	Amended and Restated Investor Rights Agreement dated February 21, 2006

10.18±	Form of Amended and Restated Employment Agreement

10.19±	Amended and Restated Director Compensation Policy

31.1±	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2±	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32±	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1)	Incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33103) for the period ended September 30, 2006 as filed with the SEC on November 30, 2006.

(2)	Incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-135821) as filed with the SEC on July 17, 2006.

±	Included in this Report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE PHARMACEUTICALS, INC.

Dated: November 14, 2007	By:	/s/ William R. LaRue
William R. LaRue
Senior Vice President, Chief Financial Officer,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Amended and Restated Bylaws of the Registrant

4.1(1)	Form of the Registrant’s Common Stock Certificate

4.2(2)	Amended and Restated Investor Rights Agreement dated February 21, 2006

10.18±	Form of Amended and Restated Employment Agreement

10.19±	Amended and Restated Director Compensation Policy

31.1±	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2±	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32±	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1)	Incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33103) for the period ended September 30, 2006 as filed with the SEC on November 30, 2006.

(2)	Incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-135821) as filed with the SEC on July 17, 2006.

±	Included in this Report.