Form 10-K
period 2007-12-31
CADENCE PHARMACEUTICALS INC
filed 2008-03-13
CIK 1333248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-33103
CADENCE PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	41-2142317
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12481 High Bluff Drive, Suite 200
San Diego, California 92130
(858) 436-1400
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value per share	NASDAQ Global Market

(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 29, 2007, the last business day of the Registrant’s second fiscal quarter, reported on the Nasdaq Global Market, was approximately $143,342,757. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the Registrant’s outstanding common stock have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. The Registrant does not have any non-voting common equity securities.

As of February 29, 2008, there were 38,353,062 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant’s 2008 Annual Meeting of Stockholders, which is scheduled to be held on June 18, 2008. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2007.

CADENCE PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2007

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, or Annual Report, includes forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results will differ from those anticipated in these forward looking statements as a result of various factors, including those set forth below under the caption “Item 1A. — Risk Factors” and the differences may be material. Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. In this Annual Report, for example, we make forward-looking statements regarding the potential for Acetavance and Omigard to receive regulatory approval for one or more indications on a timely basis or at all; the progress and results of pending clinical trials for Acetavance and Omigard, including any delays in commencing or completing enrollment for our ongoing or planned clinical trials; unexpected adverse side effects or inadequate therapeutic efficacy of Acetavance or Omigard that could delay or prevent regulatory approval or commercialization, or that could result in recalls or product liability claims; other difficulties or delays in development, testing, manufacturing and marketing of and obtaining regulatory approval for Acetavance or Omigard; the scope and validity of patent protection for Acetavance or Omigard; the market potential for pain, fever, local catheter site infections and other target markets, and our ability to compete; the potential to attract a strategic collaborator and terms of any related transaction; intense competition if either of Acetavance or Omigard is ever commercialized; and our ability to raise sufficient capital when needed, or at all. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Private Securities Litigation Reform Act of 1995. You should not rely unduly on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Item 1.	Business

Company Overview

We are a biopharmaceutical company focused on in-licensing, developing and commercializing proprietary product candidates principally for use in the hospital setting. Since our inception in May 2004, we have in-licensed rights to two product candidates, both of which are currently being studied in Phase III clinical trials. We have in-licensed the exclusive U.S. and Canadian rights to Acetavancetm, formerly known as IV APAP, an intravenous formulation of acetaminophen that is currently marketed in Europe and several other markets by Bristol-Myers Squibb Company, or BMS, for the treatment of acute pain and fever under the brand name Perfalgan®. We have also in-licensed the exclusive North American and European rights to omiganan pentahydrochloride 1% aqueous gel, or Omigardtm for the prevention and treatment of device-related, surgical wound-related and burn-related infections. We believe that the hospital setting is a concentrated, underserved market for pharmaceuticals and anticipate building our own, hospital-focused sales force as our product candidates approach potential U.S. Food and Drug Administration, or FDA, approval. We intend to build a leading franchise in the hospital setting, continuing to focus on products that are in late stages of development, currently commercialized outside the U.S., or approved in the U.S. but with significant commercial potential for proprietary new uses or formulations.

We were incorporated under the laws of the State of Delaware in May 2004. Our principal executive offices are located at 12481 High Bluff Drive, Suite 200, San Diego, California 92130 and our telephone number is (858) 436-1400. Information about the company is also available at our website at www.cadencepharm.com, which includes links to reports we have filed with the Securities and Exchange Commission, or SEC. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. These reports may also be accessed via the SEC website, www.sec.gov.

The U.S. Patent and Trademark Office has issued a Notice of Allowance in connection with our intent-to-use trademark application for the mark Cadencetm, and we have applied for U.S. trademark registration for Omigardtm and Acetavancetm. This report also contains trademarks of others, including Bactroban®, Betadine®, BioPatch®, DepoDur®, Neosporin®, Perfalgan®, Pro-Dafalgan®, Toradol® and Tylenol®.

Our Product Candidates

Our current portfolio consists of the following product candidates:

•	Acetavance. We are developing Acetavance in the U.S. market for the treatment of acute pain and fever. According to IMS Health, Inc., or IMS, an independent marketing research firm, 286 million units of injectable analgesics, typically used to treat pain, were sold in the U.S. in 2007. Opioids such as morphine, meperdine, hydromorphone and fentanyl represent the majority of unit volume in the market but are associated with a variety of unwanted side effects including sedation, nausea, vomiting, constipation, cognitive impairment and respiratory depression. Ketorolac, a non-steroidal anti-inflammatory drug, or NSAID, is the only non-opioid injectable analgesic available for the treatment of acute pain in the U.S. However, ketorolac carries strong warnings from the FDA for various side effects, including an increased risk of bleeding — a particularly troubling side-effect in the surgical setting. In March 2006, we in-licensed the patents and the exclusive development and commercialization rights to intravenous acetaminophen in the U.S. and Canada from BMS. Perfalgan has been marketed outside the U.S. for approximately six years, and has been approved in over 60 countries. Since its introduction in Europe in mid-2002, nearly 300 million doses of Perfalgan have been distributed, and it has become the market and unit share leader among injectable analgesics with approximately 80 million units sold in 2007.

In the fourth quarter of 2006 we initiated our Phase III clinical program for Acetavance based on guidance obtained from the FDA at an End-of — Phase-II meeting held in August 2006. The clinical development program for this product candidate currently comprises nine clinical trials, including four pivotal, Phase III efficacy trials, two pharmacokinetic studies and two safety studies. In January 2008, we announced that our Phase III efficacy trial of Acetavance for the treatment of pain in adults following abdominal gynecological surgery did not meet its primary endpoint of demonstrating a statistically significant reduction in patients’ pain intensity scores over 48 hours compared to placebo. We believe that the study missed its primary endpoint due to the much higher than predicted variability of the initial pain assessments, particularly in subjects who were randomized closer to the end of their surgery. This variability had a large, negative impact on the baseline-dependent statistical measurements. However, this same study successfully achieved several secondary endpoints, which were not as dependent on a single baseline pain measurement, including pain relief, global patient satisfaction and time-to-rescue medication, and demonstrated a safety profile for Acetavance that was no different than placebo, including the evaluation of eight doses over a 48-hour period. At the same time, we also announced that our Phase III clinical trial of Acetavance in fever successfully met the primary endpoint, demonstrating a statistically significant reduction of fever over six hours compared to placebo. We currently expect to announce the results of a second, non-pivotal Phase III clinical trial of Acetavance for the treatment of fever in adults in the second quarter of 2008. This study is intended to assess the speed of onset of fever reduction of Acetavance compared to orally-administered acetaminophen.

Following our announcement of the results of our first Phase III clinical trials of Acetavance, we initiated communications with the FDA to seek additional guidance regarding our clinical development program for this product candidate. As a result of these communications, the FDA may require or we may decide to conduct additional clinical trials or to modify our ongoing clinical trials. Assuming successful completion of all of our planned clinical trials for this product candidate, we currently plan to submit a 505(b)(2) new drug application, or NDA, for Acetavance to the FDA in the first half of 2009.

•	Omigard. We are developing Omigard for the prevention of intravascular catheter-related infections in the U.S. and Europe. According to the February 2004 Catheter: Global Markets & Technologies report from Theta Reports, eight million central venous catheters, or CVCs, were sold in the U.S. in 2003, and unit sales are projected to grow to 12 million by the end of 2008. Although CVCs have become an important part of medical care, they can give rise to dangerous and costly complications, including: LCSIs, which are infections at the catheter insertion site; catheter colonization, which is the growth of microorganisms on the portion of the catheter below the skin surface; and catheter-related bloodstream infections, or CRBSIs, which are infections in the bloodstream caused by microorganisms associated with the catheter. The Centers for Disease Control and Prevention, or CDC, estimates that there are 325,000 CRBSIs each year in the U.S. The attributable mortality rate of CRBSIs is approximately 12% to 25% with an average marginal cost to the healthcare system of $25,000 per infection. Currently, topical antiseptics are the primary agent used to prevent catheter infections, and they are used to cleanse the skin surface around the catheter insertion site prior to insertion and at dressing changes. However, the utility of these antiseptics is limited, principally due to the relatively short duration of antimicrobial activity. Omigard is a topical antimicrobial that has been demonstrated to be rapidly bactericidal and fungicidal with prolonged duration of activity against all microorganisms commonly found on the skin surface including multi-drug resistant microorganisms such as methicillin-resistant staphylococcus aureus, or MRSA. Importantly, resistance to Omigard has not been induced in the laboratory after extensive study nor has Omigard demonstrated potential to induce cross-resistance to other antimicrobial therapeutics. In July 2004, we in-licensed the patents and the exclusive development and commercialization rights to Omigard in North America and Europe for the prevention of device-related, surgical wound-related and burn-related infections. Omigard has previously been studied in a large, completed Phase III clinical trial that demonstrated statistically significant outcomes for two pre-specified secondary endpoints, the prevention of LCSIs and the prevention of catheter colonization. The presence of an LCSI may result in replacement of the catheter and/or administration of antibiotics, both of which create additional costs to hospitals and have the potential for adverse safety outcomes. In addition, catheter colonization is well correlated with CRBSIs, according to a published review of clinical trials. In August 2005, we initiated a confirmatory Phase III clinical trial with a primary endpoint, the prevention of LCSIs. We reached agreement with the FDA on the trial design, endpoints and statistical analysis plan through the special protocol assessment, or SPA, process. In July 2007, prompted by our planned re-analysis of data from the initial Phase III clinical trial of Omigard, we announced that the FDA agreed with our proposal to increase the number of patients to be enrolled in our ongoing Phase III clinical trial of Omigard from 1,250 to 1,850 patients. We currently anticipate completing enrollment in this trial in the second quarter of 2008 and, if the results of the trial are positive, we expect to submit an NDA for Omigard in the first half of 2009.

•	Other product candidates. We are also exploring the opportunity to develop new formulations of omiganan pentahydrochloride for the prevention and treatment of other device-related, surgical wound-related and burn-related infections.

Our Strategy

Our goal is to be a leading biopharmaceutical company focused on the development and commercialization of proprietary pharmaceuticals principally for use in the hospital setting. Our near-term strategy is to focus on completing the development of and commercializing our existing product candidates. Our long-term strategy is to in-license, acquire, develop and commercialize additional product candidates that are in late-stages of development, currently commercialized outside the U.S. or approved in the U.S. but with significant commercial potential for proprietary new uses or formulations. Specifically, we intend to:

•	Obtain regulatory approval for our Phase III hospital product candidates, Acetavance and Omigard. We are applying the expertise of our development teams to conduct and successfully complete the Phase III clinical trials associated with each product candidate. We have designed and continue to review our Phase III clinical programs as new information is received in an effort to reduce clinical development risk, facilitate regulatory approval and optimize marketing claims. We currently expect to submit an NDA for Acetavance in the first half of 2009 based on the trials previously completed by BMS in the U.S. and Europe, our own clinical trials of this product candidate in the U.S., and other published studies of intravenous acetaminophen. In addition, we have reached a written agreement with the FDA through the SPA process for a single confirmatory Phase III study of Omigard for the prevention of LCSIs and, if the results of the trial are positive, we anticipate submitting an NDA for Omigard in the first half of 2009.

•	Build a highly leverageable sales organization targeting hospitals. We intend to build a commercial organization focused on promoting our products principally to hospitals in the U.S. We believe that both Acetavance and Omigard can be effectively promoted by our own sales force targeting key hospitals in the U.S. Importantly, the number of institutions comprising the hospital marketplace is relatively limited and we believe a small number of these institutions account for a substantial portion of the prescribing activity. The concentrated nature of this market creates the opportunity for significant marketing synergies as we intend to leverage our sales force across multiple therapeutic categories in the hospital. Outside the U.S., we intend to establish strategic partnerships for the commercialization of our products where we have commercialization rights.

•	Expand our product portfolio through acquiring or in-licensing additional late-stage, hospital-focused products with well-understood risk profiles. We will seek additional opportunities to acquire or in-license products to more fully exploit our clinical, regulatory, manufacturing, sales and marketing capabilities. We believe that our focus on the hospital market enables us to evaluate a broader range of products across multiple therapeutic areas for possible acquisition. In addition, competition from large pharmaceutical companies has generally diminished in the hospital marketplace as greater emphasis has shifted toward larger opportunities in the primary care setting. To reduce the time-to-market and the risks and costs of clinical development, we focus on products that are in late-stages of development, currently commercialized outside the U.S. or approved in the U.S. but with significant commercial potential for proprietary new uses or formulations.

•	Pursue additional indications and commercial opportunities for our product candidates. We will seek to maximize the value of Acetavance, Omigard and any other product candidates we may in-license, acquire or develop by pursuing other indications and commercial opportunities for such candidates. For example, we have rights to develop and commercialize omiganan pentahydrochloride for additional indications related to the prevention or treatment of device-related, surgical wound-related and burn-related infections.

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

Despite these declining promotional expenditures, U.S. hospitals and clinics accounted for approximately $54 billion or 21% of U.S. pharmaceutical sales in 2005, according to IMS. Furthermore, we believe pharmaceutical sales to acute care hospitals are highly concentrated among a relatively small number of large institutions. For example, according to Wolters Kluwer Health, an independent marketing research firm, only 2,000 of the approximately 5,000 acute care hospitals in the U.S. represent more than 80% of injectable analgesic sales. The concentration of high-prescribing institutions enables effective promotion of pharmaceuticals utilizing a relatively small, dedicated sales and marketing organization. We believe the relative lack of promotional efforts directed toward the highly concentrated hospital marketplace makes it an underserved and compelling opportunity, especially for a biopharmaceutical company commercializing its products directly through its own dedicated sales force.

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

In addition to hospitals, we intend to promote our products to certain ambulatory care centers, including ambulatory surgery centers and dialysis clinics, which tend to be located in close proximity to a hospital and can be targeted with our hospital sales force. According to Verispan, there are approximately 5,000 outpatient surgery centers in the U.S. We estimate that fewer than 500 of these surgery centers represent the high opportunity segment for our products. According to the U.S. General Accounting Office, there are approximately 4,000 dialysis clinics in the U.S., of which we believe most are either co-located with a hospital or located in close proximity to a hospital.

In recent years there has also been significant activity by both government agencies and accrediting organizations to hold hospitals accountable for improving patient outcomes across a wide variety of areas, including infection control, pain management, cardiovascular care and others. For example, according to the Association for Professionals in Infection Control and Epidemiology, most states in the U.S. require hospitals to publicly report their hospital-acquired infection rates. Federal legislation, the Healthy Hospitals Act, is pending which would amend the Social Security Act to require public reporting of health care-associated infection data by hospitals and ambulatory surgical centers; and it would also establish programs to provide incentives to hospitals to eliminate the rate of occurrence of such infections. In addition, beginning in October 2008, the Centers for Medicare and Medicaid Services, or CMS, will no longer provide reimbursement above the typical Inpatient Prospective Payment System rate for the treatment of several types of healthcare-associated infections, including vascular catheter-associated infections, representing a potentially significant loss of revenue to hospitals. These types of initiatives support our view that significant unmet medical needs remain in hospitals today.

Our Product Pipeline

Our current product development programs are focused on late-stage development products principally for use in the hospital setting. Our portfolio consists of the following product candidates:

		Development	Development
Product		Stage in the	Stage in	Cadence
Candidate	Indication	United States	Europe	Commercial Rights

Acetavance	Treatment of acute pain — adults	Phase III	Marketed by BMS(1)	United States, Canada
	Treatment of acute pain — pediatrics	Phase III	Marketed by BMS(1)	United States, Canada
	Treatment of fever — adults	Phase III	Marketed by BMS(1)	United States, Canada
	Treatment of fever — pediatrics	Phase III	Marketed by BMS(1)	United States, Canada
Omigard	Prevention of local catheter site infections	Phase III	Phase III	North America, Europe

(1)	In March 2006, we in-licensed the patents and the exclusive development and commercialization rights for Acetavance in the U.S. and Canada from BMS. BMS has completed Phase III clinical trials with respect to the above indications, excluding the treatment of fever in adults, for intravenous acetaminophen in Europe and the U.S., which we intend to use in our NDA filing, along with the results of our own clinical trials of this product candidate. Because the Phase III clinical trial requirements differ in the U.S. compared to Europe, we are required to complete additional Phase III clinical trials, particularly to demonstrate safety and efficacy from multiple day dosing in additional patient populations, including patients undergoing soft tissue surgery, such as abdominal hysterectomy, and patients with fever. Assuming successful completion of all of our planned clinical trials for Acetavance, we currently plan to submit a 505(b)(2) NDA to the FDA in the first half of 2009.

Acetavance for the Treatment of Acute Pain and Fever

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

According to IMS, 286 million vials of injectable analgesics were sold in the U.S. in 2007. Morphine is the current market leader and accounted for more than 157 million vials in 2007. Other injectable opioids such as meperidine, hydromorphone and fentanyl, which are all available in generic forms, accounted for more than 92 million vials in 2007. Ketorolac (Toradol), a genericized NSAID, is the only non-opioid intravenous injectable analgesic available for treating acute pain in the U.S. According to IMS, injectable ketorolac sold more than 36 million vials in 2007.

According to Datamonitor, up to 53 million patients undergo surgical procedures each year in the U.S. Datamonitor projects the number of surgical procedures to increase as the elderly population increases and as technological advances allow new surgical procedures to be performed. As such, we expect that the need for safe and effective drugs to treat pain in the post-operative setting will continue to increase.

Limitations of Current Therapies

Only two classes of injectable analgesics, opioids and NSAIDs, are currently available in the U.S. for the treatment of acute pain.

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

The only non-opioid intravenous analgesic for acute pain available in the U.S. is the NSAID ketorolac. NSAIDs act as non-selective inhibitors of the enzyme cyclooxygenase, inhibiting both the cyclooxygenase-1, or COX-1, and cyclooxygenase-2, or COX-2, enzymes. The inhibition of COX-2 produces an anti- inflammatory effect resulting in analgesia. Since NSAIDs do not produce respiratory depression or impair gastrointestinal motility, they are considered to be useful alternatives to opioids for the relief of acute pain. Studies have also demonstrated the opioid-sparing potential of ketorolac when used in combination with opioids, as well as resulting decreases in hospital costs. Published studies have shown lower overall per-patient costs ranging from $326 to $2,031 for the patients treated with ketorolac and opioids compared to those treated with opioids alone.

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

The World Health Organization, or WHO, has established a three-step analgesic ladder for the treatment of pain, which recommends initial treatment with a non-opioid such as acetaminophen, aspirin, or NSAIDs followed by the addition of opioids as pain increases. The WHO analgesic ladder is consistent with the practice of multimodal analgesia, which involves the use of more than one class of drug for pain control to obtain additional analgesia, reduce side effects or both. In the U.S., this recommended practice of multimodal analgesia is not fully available to physicians given the current lack of an intravenous formulation of acetaminophen. With the availability of Perfalgan in Europe, physicians are able to treat post-operative pain with intravenous acetaminophen as baseline therapy and use opioids in combination as needed for increasing levels of pain.

Fever

Fever is an increase in internal body temperature above its average normal value of 98.6± 0.7 degrees Fahrenheit (37±0.4 degrees Centigrade). A significant fever is usually defined as an oral temperature of greater than 101.5 degrees Fahrenheit (38 degrees Centigrade). Fever is typically a sign of the body’s response to an underlying infection, disease process or allergic reaction. Very high fevers may cause hallucinations, confusion, irritability, convulsions or death.

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

In the U.S., acetaminophen, ibuprofen and aspirin are not available in intravenous dosage form. However, oral delivery of medications is often not possible for hospitalized patients that are unconscious, sedated, fasting, experiencing nausea and vomiting or are otherwise unable to take medications by mouth. Rectal delivery of medications is sometimes possible; however, drug absorption is often erratic, resulting in unpredictable levels of efficacy. Rectal delivery in infants is further complicated by frequent bowel movements which may lead to difficulty determining the amount of medication delivered. It is often more convenient to administer medications in intravenous dosage form, particularly for patients that currently have an intravenous line in place. We believe that the availability of Acetavance in the U.S. would offer a significant new treatment option for hospitalized patients with fever.

Acetavance

Perfalgan has been marketed by BMS in Europe since its launch in France in mid-2002 and subsequent approval in other countries throughout Europe and other parts of the world. After obtaining these approvals, BMS elected to seek a partner to develop and commercialize its intravenous formulation of acetaminophen in the U.S. and Canada based on a new corporate strategy to focus the company’s research and development on 10 specific disease areas, which do not include the treatment of pain. In March 2006, we completed our agreement with BMS to in-license the rights to the intravenous formulation of acetaminophen from BMS.

Acetaminophen is the most widely used drug for pain relief and the reduction of fever in the U.S. The mechanism of action of acetaminophen remains not well understood; however, it is believed that acetaminophen acts in part on central COX enzymes without the peripheral anti-inflammatory effects, platelet inhibition or other side effects associated with NSAIDs. Acetaminophen was discovered in the late 19th century but was not available for sale until 1955 when it was introduced under the brand name Tylenol in the U.S. Acetaminophen is currently available in over 600 combination and single ingredient prescription and over-the-counter medicines, including tablet, caplet, orally-dosed liquid suspension, powder and suppository forms for both adults and children.

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

Prior to the introduction of Perfalgan in Europe, BMS had developed an intravenous formulation of propacetamol, a prodrug that is rapidly converted in the bloodstream to acetaminophen. This formulation was developed as an alternative approach given the challenges associated with formulating acetaminophen itself in solution. Available in Europe for more than 20 years, intravenous propacetamol was marketed under the brand name Pro-Dafalgan and was generally indicated for the treatment of acute moderate pain and the reduction of fever. Pro-Dafalgan was provided for use as a dried powder to be reconstituted in solution prior to intravenous administration. In healthcare workers reconstituting the drug, there were reported incidences of allergic reactions, including mild allergic reactions on the skin and severe allergic shock from inhalation. Intravenous propacetamol was also associated with pain at the injection site and other local reactions in approximately 50% of patients receiving the drug.

Perfalgan was approved in Europe based on clinical data demonstrating that the formulation provides superior analgesic efficacy over placebo and similar analgesic efficacy and bioequivalence to intravenous propacetamol. Well-controlled clinical trials have demonstrated that intravenous acetaminophen has a safety profile similar to placebo with significantly better tolerability than intravenous propacetamol upon infusion. Pain at the injection site has been demonstrated to be no different than placebo.

Perfalgan has now been approved in over 60 countries. In Europe, Perfalgan was initially launched in France in mid-2002, followed by Germany and Spain in 2003 and Italy and the United Kingdom in 2004. Despite this country-by-country launch, Perfalgan achieved a 45% dollar share (estimated 20% vial share) in 2007 for the first three quarters of the year. Total sales of Perfalgan by BMS in Europe is expected to exceed 70 million units in 2007.

We believe the U.S. represents a substantially larger market opportunity for intravenous acetaminophen than Europe with respect to the number of surgical procedures and potential pricing. For example, the U.S. accounts for nearly 50% of worldwide hip and knee replacement surgeries; whereas, Europe only accounts for approximately 30% of such surgeries, according to Datamonitor. More significantly, pharmaceutical pricing continues to be higher in the U.S. on average. Each country in the European Union currently employs direct and other forms of price controls, including reference systems where prices for new drugs are based upon the prices of existing drugs that provide similar therapeutic benefit or prices of drugs in other European countries. According to IMS, the average selling price in Europe was approximately $2.50 (U.S. dollars) per vial of Perfalgan. In contrast, the price of Toradol (ketorolac) in the U.S. in 1997, prior to the entry of generic competitors, was approximately $7.00 (U.S. dollars) per vial according to the American Journal of Health-System Pharmacy.

We believe that the key product attributes that will drive adoption include the proven efficacy and established safety profile of acetaminophen, the potential ability to reduce concomitant use of morphine and other opioids, a more convenient dosage form for some patients and a more rapid onset of action.

Clinical Development History

Clinical Overview.  To date, approximately 1,800 subjects have received intravenous acetaminophen in clinical trials that we or BMS have conducted, including clinical trials that were completed by BMS to support the Marketing Authorization Application, or MAA, that resulted in European approval of intravenous acetaminophen. Overall, we believe that the results of these studies demonstrate that intravenous acetaminophen is safe and effective in the treatment of post-operative pain in adults and children. A number of these trials have also demonstrated that intravenous acetaminophen may reduce the consumption of opioids when used in combination.

Clinical Studies for Post-Operative Pain in Adults.  One Phase III study evaluated 152 adult subjects with moderate-to-severe pain following total hip and total knee replacements. Subjects were randomized to receive intravenous acetaminophen, intravenous propacetamol or placebo. We believe this study best demonstrates the efficacy of intravenous acetaminophen since the patients in the trial were undergoing surgical procedures with more severe levels of pain. On the primary efficacy endpoint, pain relief scores in the patients treated with intravenous acetaminophen were statistically higher (p-value < 0.05) than those treated with placebo and not statistically different than those treated with intravenous propacetamol from 15 minutes to six hours, at which point patients received a second dose.

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

The following graph presents the mean pain relief results, based on a five-point categorical scale with four representing complete relief and zero representing no relief, at each time point from 0.25 to 6 hours, reported by patients in this Phase III study for post-operative pain in adults following major orthopedic surgery:

This Phase III study also demonstrated a statistically significant improvement in patient satisfaction with pain treatment for intravenous acetaminophen compared to placebo (with nearly twice as many subjects noting good or excellent results at 24 hours compared with placebo despite using one third less morphine). Drug-related adverse events in this trial were similar to placebo.

Summary of Analgesic Efficacy Scores over 6 Hours (Intent to Treat Population)

	IV acetaminophen	IV placebo	p-value

Weighted sums of pain relief over 6 hours using 5-point categorical scale [TOTPAR6] *	6.6	2.2	0.0001
Weighted sums of pain intensity differences over 6 hours using 5-point categorical scale [SPID6] *	2.3	(0.6)	0.0001
Pain intensity differences over 6 Hours using 100mm visual analog scale [SPAID6] *	104.7	(27.7)	0.0001
Good/excellent global evaluation at 24 hours	41%	23%	<0.01
Rescue medication (morphine) consumption over 24 hours (mg)	38.3 (33% decrease)	57.4	<0.001
Median time-to-rescue (hours)	3.0	0.8	0.0001
Safety	IV acetaminophen not significantly different than placebo

*	mean values

Two Phase III studies evaluated a total of 349 adult subjects with moderate-to-severe pain following third molar surgery. Subjects were randomized to receive intravenous acetaminophen, intravenous propacetamol or placebo. Statistically significant effects versus placebo ( p-value< 0.01) were obtained with intravenous acetaminophen for all efficacy criteria, including pain relief, pain intensity difference, duration of analgesia and patients’ global evaluation. There were no statistically significant differences in treatment-related adverse events between intravenous acetaminophen and placebo. Intravenous acetaminophen demonstrated similar results on all efficacy parameters compared to intravenous propacetamol with significantly lower incidence of pain at the injection site.

One Phase III study evaluated 163 adult subjects with moderate-to-severe pain following minor gynecologic surgery. Subjects were randomized to receive intravenous acetaminophen or intravenous propacetamol. Intravenous acetaminophen demonstrated similar results on all efficacy parameters compared to intravenous propacetamol with statistically significantly lower incidence of pain at the injection site.

One Phase IV study evaluated 1,061 subjects with mild-to-moderate pain following surgery. All subjects received up to four doses of intravenous acetaminophen over a 24-hour period. This trial provided additional data regarding the administration of multiple-doses of intravenous acetaminophen.

Clinical Studies for Post-Operative Pain in Children.  One Phase III study evaluated 183 pediatric subjects with moderate-to-severe pain following surgery for hernia repair. Subjects were randomized to receive intravenous acetaminophen or intravenous propacetamol. Intravenous acetaminophen demonstrated similar results on all efficacy parameters compared to intravenous propacetamol with significantly lower incidence of pain at the injection site.

Clinical Studies for Fever in Children.  One Phase III study evaluated 67 pediatric subjects (age one month to 12 years) with fever of infectious origin. Subjects were randomized to receive intravenous acetaminophen or intravenous propacetamol. Intravenous acetaminophen demonstrated similar results on all efficacy parameters compared to intravenous propacetamol with statistically significantly lower incidence of pain at the injection site.

Safety Summary.  The safety of acetaminophen has been well-established through decades of use in oral, suppository and intravenous formulations. The primary safety concern with acetaminophen is hepatotoxicity, which is a well-understood and dose dependent, rarely occurring when acetaminophen is dosed in accordance with the recommended guidelines. In addition, an effective antidote, N-acetylcysteine, is available to treat acetaminophen overdose. We believe there is no evidence that Acetavance poses an increased risk for hepatotoxicity or any other adverse event. In fact, in the approximately 1,800 subjects receiving intravenous acetaminophen in clinical trials conducted to date, the product has exhibited a safety profile consistent with published data for oral acetaminophen. While an increased incidence of hepatotoxicity might be expected with intravenous acetaminophen, in placebo-controlled trials, intravenous acetaminophen was associated with fewer hepatic events than placebo, although this difference was not statistically significant. There have been rare, spontaneous reports of hepatotoxicity that may or may not be associated with intravenous acetaminophen from the European post-marketing safety database of intravenous acetaminophen which covers a time period in which over 200 million doses were administered to patients.

In pharmacokinetic trials, the peak plasma concentration of acetaminophen ranged from 50% to 74% higher for intravenous acetaminophen compared to oral acetaminophen; however, total plasma concentrations over time were not meaningfully different. Further, these results demonstrated that urinary elimination of acetaminophen metabolites, including metabolites with potential to interact with the liver, was not meaningfully different for intravenous acetaminophen compared to oral acetaminophen at 12 and 24 hour measurements. Therefore, the study concluded that intravenous acetaminophen would not be expected to be associated with an increased risk of toxicity to the liver compared with an equivalent dose of acetaminophen administered orally.

Opioid Sparing Summary.  The use of intravenous acetaminophen in clinical trials has consistently been associated with at least a 33% reduction in opioid consumption compared to placebo. In these cases, opioids were available at the discretion of patients utilizing patient controlled analgesia, or PCA, devices.

Clinical Development Plan

We are developing Acetavance based on a targeted indication for the treatment of acute pain, usually in the post-operative setting, and the treatment of fever. We are seeking approval for use in both adults and children for these indications. Our proposed development plan to support this indication integrates the existing body of intravenous propacetamol data, intravenous acetaminophen data and the data generated by clinical studies of intravenous acetaminophen to be conducted by us. Under our agreement with BMS, we have rights to reference these BMS data. We intend to submit a 505(b)(2) NDA for Acetavance based on these data sets as well as references to the extensive literature which supports the safety and efficacy of acetaminophen. Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference.

In August 2006, we met with the FDA to discuss the clinical trial requirements for submission of a 505(b)(2) NDA for intravenous acetaminophen. Following our announcement of the results of our first Phase III clinical trials of Acetavance in January 2008, we initiated communications with the FDA to seek additional guidance regarding our clinical development program for this product candidate. As a result of these communications, the FDA may require or we may decide to conduct additional clinical trials or to modify our ongoing clinical trials. The clinical development plan for Acetavance currently comprises nine clinical trials, including four pivotal, Phase III efficacy trials, two pharmacokinetic studies and two safety studies. A description, and the current status, of each of these trials are as follows:

•	Pivotal, Phase III clinical trial in adults with moderate-to-severe pain following total knee and hip replacement surgery: This trial, which was completed by BMS, was a randomized, placebo-controlled, double-blind, multi-center Phase III study to assess the efficacy and safety of multiple doses of intravenous acetaminophen versus intravenous propacetamol or placebo. The primary efficacy endpoint of time-specific pain relief scores from 0.25 to 6 hours was statistically significant in favor of intravenous acetaminophen over placebo at all time points. Key secondary endpoints of time-specific pain intensity differences through 6 hours, weighted sum of pain intensity differences over 6 hours, weighted sum of pain relief differences over 6 hours, time to first rescue, patient global evaluation at 24 hours, and rescue medication consumption over 24 hours, were all statistically significant in favor of intravenous acetaminophen over placebo.

•	Pivotal, Phase III clinical trial in female patients with moderate-to-severe pain following gynecologic surgery: This trial was a randomized, placebo-controlled, double-blind, multi-center study to assess the efficacy and safety of single and multiple doses of Acetavance. In January 2008, we announced that the study did not meet its primary endpoint of demonstrating a statistically significant reduction in patients’ pain intensity scores over 48 hours compared to placebo. We believe that the study missed its primary endpoint due to the much higher than predicted variability of the initial pain assessments, particularly in subjects who were randomized closer to the end of their surgery. This variability had a large, negative impact on the baseline-dependent statistical measurements. However, several secondary endpoints, which were not as dependent on a single baseline pain measurement, were successfully achieved, including the sum of pain relief scores over 24 and 48 hours, global patient satisfaction at 24 and 48 hours and time to administration of first rescue medication. The study also demonstrated a safety profile for Acetavance that was no different than placebo, including the evaluation of eight doses over a 48-hour period.

•	Pivotal, Phase III clinical trial in adult patients with moderate pain following abdominal laparoscopic surgery: This trial, which commenced enrollment in the fourth quarter of 2007, is a randomized, placebo-controlled, double-blind, multi-center study to assess the efficacy and safety of single and multiple doses of Acetavance. We have recently implemented several design modifications to this study, including tightening patient eligibility criteria, performing more frequent pain assessments and further standardizing opioid rescue medications prior to and during the treatment period. We currently anticipate completing enrollment in this clinical trial in the third quarter of 2008, and announcing top-line data in the second half of 2008.

•	Pivotal, Phase III clinical trial in adults with fever versus placebo: This trial was a randomized, controlled, double-blind, double-dummy study to assess the efficacy and safety of a single dose of Acetavance compared to placebo. In January 2008, we announced that this study successfully met the primary endpoint, demonstrating a statistically significant reduction of fever over six hours compared to placebo.

•	Phase III clinical trial in adults with fever versus oral acetaminophen: This trial was a randomized, controlled, double-blind, double-dummy study to assess the onset of action of a single dose of Acetavance vs. oral acetaminophen. Enrollment was completed in October 2007, and we currently anticipate announcing results of this study in the second quarter of 2008.

•	Pharmacokinetic study in adult subjects: This trial, which was a randomized, single-center study to assess the pharmacokinetics of single and multiple doses of Acetavance compared to oral acetaminophen in adults, was completed in December 2006. The results of this study were presented at the April 2007 meeting of the American Society of Regional Anesthesia and Pain. Consistent with data from prior pharmacokinetic trials with intravenous acetaminophen and the medical literature, intravenous acetaminophen produced a mean first dose maximum plasma concentration approximately 70 to 75% higher than oral acetaminophen

(p <0.0001). The time to maximum plasma concentration for intravenous acetaminophen occurred near the end of the 15 minute infusion and was 30 minutes earlier than the observed value for oral acetaminophen. The elimination half-life, area under the curve, and volume of distribution values were comparable and were not significantly different across treatment groups. The oral acetaminophen area under the curve averaged 93.7% of that calculated for intravenous administration. Steady state levels were achieved rapidly as no drug accumulation occurred from 12 to 48 hours with repeated dosing. Neither intravenous acetaminophen nor oral acetaminophen had a significant effect on platelet aggregation when administered to a maximum daily dose of 4 grams. There were no statistically significant differences in any adverse event, including hepatic events, observed between the treatment groups.

•	Pharmacokinetic study in pediatric subjects: We have commenced enrollment in this trial, which is a randomized, single-center study to assess the population pharmacokinetics of single and multiple doses of intravenous acetaminophen in children.

•	Safety study in adult subjects: We have commenced enrollment in this trial, which is an open-label, multi-center, multi-day study to assess the safety of repeated doses of intravenous acetaminophen over at least five days in at least 50 adults.

•	Safety study in pediatric subjects: We except that we will commence enrollment in this trial, which is an open-label, multi-center, multi-day study to assess the safety of repeated doses of intravenous acetaminophen over at least five days in at least 50 children in the second quarter of 2008.

Assuming successful completion of all of our planned clinical trials for this product candidate, we currently plan to submit a 505(b)(2) NDA for Acetavance to the FDA in the first half of 2009.

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

Based on published clinical studies, we estimate that, of patients with a CVC, approximately 10% will develop an LCSI and 20% will develop catheter colonization. This translates into approximately one million LCSIs and two million incidences of catheter colonization in the U.S. each year. The presence of an LSCI may result in replacement of the catheter and/or administration of antibiotics, both of which create additional costs to hospitals and have the potential for adverse safety outcomes. In addition, catheter colonization is well correlated with CRBSIs, according to a published review of clinical trials.

The CDC estimates that there are more than 325,000 CRBSIs among hospitalized patients and more than 75,000 CRBSIs among hemodialysis patients in the U.S. each year. Attributable mortality is estimated by the CDC to be 12% to 25% for each CRBSI, which translates into 39,000 to 81,250 deaths annually due to CRBSIs. Further, the CDC estimates that the average cost per infection is estimated to be $25,000 and, for patients in the intensive care unit, is estimated to be up to $56,000.

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

The CDC estimates that hospital-acquired bloodstream infections are the eighth leading cause of death in the U.S. and that intravascular catheters are the leading cause of hospital-acquired bloodstream infections. Furthermore, a study in the New England Journal of Medicine reported that 70% of these infections are antibiotic-resistant, making them more difficult and costly to treat. Consumer groups, the CDC and the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, are calling for greater scrutiny and wider reporting of data on hospital-acquired infections. JCAHO or other recognized accreditation is necessary for reimbursement eligibility with Medicare and most insurers. Laws have been passed mandating public reporting of hospital-acquired infection data in a majority of U.S. states. In addition, federal legislation, the Healthy Hospitals Act, is pending which would amend the Social Security Act to require public reporting of health care-associated infection data by hospitals and ambulatory surgical centers and it would also establish programs to provide incentives to hospitals to eliminate the rate of occurrence of such infections. In addition, beginning in October 2008, the Centers for Medicare and Medicaid Services, or CMS, will no longer provide reimbursement above the typical Inpatient Prospective Payment System rate for the treatment of several types of healthcare-associated infections, including vascular catheter-associated infections, representing a potentially significant loss of revenue to hospitals. These types of initiatives support our view that significant unmet needs remain in hospitals today.

Market for Antimicrobials to Prevent Intravascular Catheter Infections

Theta Reports estimated that over 500 million intravascular catheters would be used in the U.S. in 2007, including approximately 11 million CVCs. Unit sales of CVCs are projected to grow at 9% per year. Outside the U.S., Theta Reports estimates that approximately 13 million CVCs were used in 2007. The number of CVC placements is increasing as the population continues to age and hospitalized patients become increasingly compromised. We estimate that patients with a CVC receive, on average, three to four topical antiseptic or antimicrobial applications during a hospital stay. This translates into more than an estimated 33 million applications in the U.S. in 2007 for CVCs alone.

The Centers for Medicare and Medicaid Services indicate that there were more than 321,500 patients with end-stage renal disease receiving dialysis at the end of 2004, of which approximately 25% had a CVC. This patient population has been growing at an annual rate of approximately 8% due to the aging population, rise in diabetes, shortage of organ donors and improved technologies enabling longer survival of patients with end-stage renal disease. Patients on hemodialysis receive, on average, three topical antiseptic or antimicrobial applications per week. This translates into more than an estimated 15 million applications in the U.S. in 2008.

The use of topical antimicrobials to prevent infections associated with other central lines, including arterial lines and peripherally inserted central catheters, also represents a significant market opportunity. According to Theta Reports, there are more than two million peripherally inserted central catheters inserted in the U.S. each year. We estimate there are also approximately seven million arterials lines inserted in the U.S. each year.

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

BioPatch is a chlorhexidine-impregnated sponge dressing that is placed around the catheter at the insertion site. While this product retains chlorhexidine at the catheter insertion site over a period of days users may experience difficulty in applying the dressing and the inability to visibly inspect the insertion site through the dressing may be a disadvantage. Physicians and nurses must lift up the BioPatch to monitor the insertion site for redness, swelling and other leading signs of infection. Such disruption of the dressing has the potential to interfere with the sterility of the site and promote the spread of pathogens.

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

Omigard

Omigard was discovered by researchers at Migenix, Inc., or Migenix. Migenix subsequently entered into a collaboration and license agreement with Fujisawa Healthcare, Inc., or Fujisawa. In that agreement, Fujisawa was granted the rights to commercialize Omigard in North America in return for licensing payments, funding of all remaining development costs and establishment of a joint development committee. In January 2004, Migenix reacquired all rights to Omigard from Fujisawa after completion of the first Phase III clinical trial and then, in July 2004, licensed both the North American and European rights to us with the objective of completing the development program and commercializing the product.

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

Omigard is packaged in a convenient, single unit-of-use plastic squeeze vial. Omigard, which is formulated as a 1% clear viscous, aqueous gel, is applied around the catheter insertion site by squeezing the plastic vial. Unlike the topical antiseptics, Omigard does not have to be scrubbed onto the skin surface and, unlike povidone-iodine, Omigard does not have the potential to stain the skin and clothes of patients and healthcare providers.

Clinical Development History

Migenix completed one Phase I and two Phase II studies of Omigard that treated 273 subjects. These trials demonstrated no evidence of skin sensitization, clinically significant skin irritation, or any measurable systemic absorption. In addition, the Phase I clinical trial exhibited killing of greater than 99.9% of organisms on skin and maintained this level of antimicrobial activity for at least three days.

Migenix (then known as Micrologix) and Fujisawa subsequently completed a multi-center, randomized, evaluation committee-blinded Phase III clinical trial that compared Omigard to 10% povidone-iodine in patients receiving CVCs, peripherally inserted central catheters, and/or arterial lines. The study was conducted in 1,407 patients in 27 centers in the U.S. The primary efficacy endpoint was to demonstrate the superiority of Omigard over 10% povidone-iodine for the prevention of CRBSIs, as determined by a treatment-blinded evaluation committee. Secondary efficacy endpoints included demonstrating the superiority of Omigard for the prevention of LCSI and catheter colonization.

In April 2007, we completed a re-analysis of data from this study, using a slightly different, stricter definition for LCSIs than had been used previously. The results of this re-analysis are reflected in the information provided below.

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

Treatment Arm
Outcome	10% povidone-iodine	Omigard	p-value

Failure	62/693 (8.9)%	64/682 (9.4)%	0.780
Microbiologically proven CRBSI	18/693 (2.6)%	15/682 (2.2)%
Success	631/693 (91.1)%	618/682 (90.6)%

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

Treatment with Omigard also resulted in the statistically significant prevention of LCSI (p-value=0.032). The table below summarizes data for LCSI in the modified intent-to-treat analysis set, which includes all treated patients who did not have a bloodstream infection present at baseline. As shown in the table, the Omigard group had approximately 42% fewer LCSIs than the 10% povidone-iodine group (the initial analysis of this data had indicated an approximately 49% reduction).

	Treatment Arm
Endpoint	10% povidone-iodine	Omigard	p-value

LCSI present	42/693 (6.1)%	24/693 (3.5)%	0.032

Treatment with Omigard resulted in the statistically significant prevention of catheter colonization compared to 10% povidone-iodine (p-value =0.002). The Omigard group had 21.9% fewer incidences of catheter colonization than the 10% povidone-iodine group.

	Treatment Arm
Endpoint	10% povidone-iodine	Omigard	p-value

Catheter colonization present	230/693 (40.1)%	179/682 (31.7)%	0.002

Omigard had an excellent safety profile in this study. Only 14 patients (2.0%) in each treatment group had adverse events that were considered drug-related. All of these Omigard adverse events were related to the catheter insertion site, and none were serious. Overall, there were no statistically significant differences between the treatment groups for any safety variable.

Clinical Development Plan

In June 2005, we reached agreement on the clinical development plan for Omigard with the FDA under the FDA’s SPA process. The SPA process provides for a formal review and written agreement of clinical protocols that are binding on both the FDA and the company sponsor. Through the SPA process, the FDA agreed that a single confirmatory Phase III clinical trial would be required for approval of Omigard and that LCSI would be the sole primary efficacy endpoint. Secondary endpoints include catheter colonization and other measures of infection.

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

The confirmatory Phase III clinical trial that we are conducting according to the SPA, known as the Central Line Infection Reduction Study, or CLIRS trial, is a multi-center, randomized, evaluation committee-blinded study in patients receiving a CVC. The primary efficacy endpoint of the study is to evaluate whether Omigard is superior to 10% povidone-iodine in the prevention of LCSI in patients requiring central venous catheterization. Secondary objectives of the study are to evaluate whether Omigard is superior to 10% povidone-iodine treatment in preventing significant catheter colonization, CRBSI and all-cause bloodstream infections in patients requiring central venous catheterization.

In April 2007, we completed a re-analysis of data from the initial Phase III clinical trial conducted on Omigard as part of our standard procedure for analyzing data to prepare a final report of the study for a potential NDA or other applications for marketing authorization. The re-analysis, which used a slightly different, stricter definition of LCSI, indicated a statistically significant reduction of LCSIs of approximately 42% in the Omigard treatment arm as compared to the povidone-iodine treatment arm (the previous analysis indicated an approximately 49% reduction), as well as a reduction in the overall LCSI infection rate. The catheter colonization and catheter-related bloodstream infection results from the initial Phase III study were not impacted by the re-analysis. As a result, we decided to increase the number of patients in the CLIRS trial from 1,250 to 1,850 in order to maintain the statistical power of the trial. In July 2007, we announced that the FDA had agreed with our proposal to make such an increase.

We remain on track to complete enrollment of all 1,850 patients in the second quarter of 2008. If the results of the trial are positive, we expect to submit an NDA for Omigard in the first half of 2009.

We also intend to submit an MAA for Omigard to European regulatory authorities following our NDA submission. We have met with regulatory authorities in several European countries and believe that no additional clinical trials will be required for submission if the ongoing CLIRS trial is successful.

Additional Indications

We intend to pursue a pediatric indication for Omigard for the prevention of catheter-related infections. As in the adult population, CVCs and peripherally inserted central catheters, or PICCs, are frequently used in neonates, infants and children with wide variety of conditions. Pediatric CVCs are a significant source of infectious complications in hospitalized children.

We have rights to develop and commercialize omiganan pentahydrochloride for additional indications related to the prevention and treatment of device-related, surgical wound-related and burn-related infections. We believe that omiganan pentahydrochloride may have significant opportunity in these areas. For example, the CDC estimates there are approximately 500,000 post-operative surgical site infections in the U.S. annually. The CDC also estimates that there are 50,000 hospitalizations from burn injuries and that 10,000 people will die from burn-related infections in the U.S. every year.

Commercialization Strategy

We intend to build a commercial organization in the U.S. focused on promoting our products to physicians, nurses and pharmacy directors principally in the hospital setting. We believe that we can achieve our strategic goals by deploying an experienced sales organization supported by an internal marketing infrastructure that targets institutions with the greatest use of pharmaceutical products. We will consider opportunities to partner our products to reach markets outside the U.S. or to expand our reach to other physician groups outside the hospital where applicable. In particular, we believe that Omigard is an excellent candidate for partnering in countries outside the U.S., and we anticipate launching the product in those countries with a partner who has the resources to be competitive in the hospital market.

For the launch of our product candidates in the U.S., we intend to build our own commercial organization and estimate that a sales force of approximately 150-200 people will reach the top 1,800 to 2,000 institutions, which we believe represents more than 80% of the market opportunity for both product candidates.

For Omigard, sales calls will primarily target anesthesiologists and surgeons. Other targets will include intensive care physicians, infectious disease physicians and infection control physicians and nurses in outpatient dialysis centers, obstetricians and other physicians throughout the hospital. Key elements in the adoption of Omigard will include formulary acceptance followed by trial and usage and, ultimately, adoption to standing orders and protocols within the hospitals and specific units therein. We expect that Omigard will be used as an addition to current care. We intend to initially target Omigard to high risk patients that we believe, based on market research, comprise approximately 47% of patients with CVCs.

For Acetavance, the primary target audience will include anesthesiologists and surgeons. Other targets will include certified registered nurse anesthetists, emergency medicine physicians, obstetricians and other physicians throughout the hospital.

Licensing Agreements

Acetavance

In March 2006, we in-licensed from BMS the patents and the exclusive development and commercialization rights to Acetavance in the U.S. and Canada. BMS has sublicensed these rights to us under a license agreement with SCR Pharmatop S.A., or Pharmatop.

As consideration for the license, we paid a $25.0 million up-front fee and may be required to make future milestone payments totaling up to $40.0 million upon the achievement of various milestones related to regulatory or commercial events. We are also obligated to pay a royalty on net sales of the licensed products. We have the right to grant sublicenses to our affiliates.

The term of the Acetavance agreement generally extends on a country-by-country basis until the last licensed patent expires, which is expected to occur in 2022. Either party may terminate the Acetavance agreement upon delivery of written notice if the other party commits a material breach of its obligations and fails to remedy the breach within a specified period or upon the occurrence of specified bankruptcy, reorganization, liquidation or receivership proceedings. In addition, BMS may terminate the Acetavance agreement if we breach, in our capacity as a sublicensee, any provision of the agreement between BMS and Pharmatop. The Acetavance agreement will automatically terminate in the event of a termination of the license agreement between BMS and Pharmatop. We may terminate the Acetavance agreement at any time upon specified written notice to BMS after the occurrence of events of default that relate to our territory and would entitle BMS to terminate the Pharmatop license agreement. The events of default include Pharmatop’s inability to maintain specified claims under listed patents, the marketing by a third party of a parenterally-administered product containing acetaminophen, subject to certain conditions, or a successful third party action that deprives Pharmatop of its rights to specified patents. We may also terminate the Acetavance agreement upon specified written notice after an uncured failure by Pharmatop to perform any of its material obligations under the Pharmatop license agreement with respect to our territory that would permit BMS to terminate the Pharmatop license agreement.

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

The term of the Omigard agreement generally extends until the last licensed patent expires, which is expected to occur in November 2022. Either party may terminate the Omigard agreement upon specified written notice after the other party commits a material breach of its obligations and fails to remedy the breach or upon the cessation of operations of the other party or occurrence of specified bankruptcy, reorganization, liquidation or receivership proceedings involving the other party. We may terminate the Omigard agreement upon written notice if we determine, prior to regulatory approval in the U.S., that the product is not reasonably expected to demonstrate safety or efficacy. We may also terminate the Omigard agreement upon specified written notice after receipt of any interim results or the executive summary following database lock of the on-going Phase III clinical trial for Omigard.

Intellectual Property

Acetavance

We are the exclusive licensee of two U.S. patents and two pending Canadian patent applications from Pharmatop, under BMS’s license to these patents from Pharmatop. U.S. Patent No. 6,028,222 (Canadian patent application 2,233,924) covers the formulation of Acetavance and expires in August 2017. U.S. Patent No. 6,992,218 (Canadian patent application 2,415,403) covers the process used to manufacture Acetavance and expires in June 2021.

We have also in-licensed the non-exclusive rights to two U.S. patents from BMS. U.S. Patent No. 6,593,331 covers a method of treating pain with acetaminophen and concurrent administration of a hydroxyazapirone and expires in April 2022. US Patent No. 6,511,982 covers a method of treating pain with acetaminophen and concurrent administration of buspirone and expires in June 2020.

Omigard

We are the exclusive licensee of four U.S. patents, various pending U.S. applications, and their international equivalents in North America and Europe for the prevention and treatment of device-related, surgical wound-related, and burn-related infections with omiganan pentahydrochloride. U.S. Patent No. 6,180,604 and U.S. Patent No. 6,538,106 cover composition of matter for certain analogues of indolicidin, including Omigard, and expire in August 2017. U.S. Patent No. 6,503,881 covers composition of matter for additional analogues of indolicidin (not including Omigard), pharmaceutical preparations of certain analogues of indolicidin, including Omigard, and methods of using the pharmaceutical preparations for treating microbial infections (including covering routes of administration). U.S. Patent No. 6,503,881 also expires in August 2017. U.S. Patent No. 6,835,536 covers specific pharmaceutical preparations of certain analogues of indolicidin, including Omigard, and methods of treatment by applying pharmaceutical preparations to a target site, including a target site where a medical device is inserted. U.S. Patent No. 6,835,536 expires in November 2022.

Manufacturing

Acetavance

In July 2007, we entered into a development and supply agreement with Baxter Healthcare Corporation, or Baxter, for the completion of pre-commercialization manufacturing development activities and the manufacture of commercial supplies of Acetavance. Pursuant to the terms of the agreement with Baxter, Baxter will receive development fees from us upon the completion of specified development activities, which we will expense as the costs are incurred. In addition, Baxter will receive a set manufacturing fee based on the amount of the finished Acetavance drug product produced, which prices may be adjusted by Baxter, subject to specified limitations. We are also obligated to purchase a minimum number of units each year following regulatory approval, or pay Baxter an amount equal to the per-unit purchase price multiplied by the amount of the shortfall. Further, we are obligated to reimburse Baxter for all reasonable costs directly related to work performed by Baxter in support of any change in the API source or API manufacturing process.

Omigard

We have purchased clinical supplies of the API omiganan pentahydrochloride from UCB Bioproducts, which was subsequently acquired by Lonza Group, Ltd., or Lonza. We have purchased clinical supplies of the Omigard finished drug product from Catalent Pharma Solutions, or Catalent, formerly Cardinal Health Pharmaceutical Technologies and Services. Lonza and Catalent have produced the clinical supplies which we are using in our Phase III Omigard program. We are currently negotiating with suppliers for commercial supply of the API and finished drug product for Omigard.

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

Acetavance

Our Acetavance product candidate is being developed for the treatment of acute pain and fever, usually in the hospital setting. A wide variety of competitive products already address the market for treatment of pain and fever in hospitalized patients, including:

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

Omigard

We are developing our Omigard product candidate for the prevention of intravascular catheter-related infections. Although there are no approved drugs for this specific indication, a number of topical products are currently used in practice and one device has been approved for wound dressing and prevention of catheter-related infections. These competitive products include:

•	topical antiseptics such as povidone-iodine and chlorhexidine, each of which is available generically from several manufacturers;

•	Neosporin, a topical antibacterial ointment containing polymyxin, neomycin and bacitracin, available generically from several manufacturers;

•	Bactroban, a topical antibacterial containing mupirocin, available generically from several manufacturers; and

•	BioPatch, a chlorhexidine-impregnated foam dressing, available from Johnson & Johnson that is approved both for wound dressing and the prevention of catheter-related infections.

Other products may be in development; however, we are not aware of any other topical drugs being developed for the prevention of intravascular catheter-related infections.

Government Regulation

Governmental authorities in the U.S. and other countries extensively regulate the testing, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution, among other things, of pharmaceutical products. In the U.S., the FDA, under the Federal Food, Drug and Cosmetic Act and other federal statutes and regulations, subjects pharmaceutical products to rigorous review. If we do not comply with applicable requirements, we may be fined, the government may refuse to approve our marketing applications or allow us to manufacture or market our products, and we may be criminally prosecuted.

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

The process required by the FDA before a new drug may be marketed in the U.S. generally involves the following: completion of preclinical laboratory and animal testing in compliance with FDA regulations, submission of an investigational new drug application, or IND, which must become effective before human clinical trials may begin, performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use, and submission and approval of an NDA by the FDA. The sponsor typically conducts human clinical trials in three sequential phases, but the phases may overlap. In Phase I clinical trials, the product is tested in a small number of patients or healthy volunteers, primarily for safety at one or more dosages. In Phase II clinical trials, in addition to safety, the sponsor evaluates the efficacy of the product on targeted indications, and identifies possible adverse effects and safety risks in a patient population. Phase III clinical trials typically involve testing for safety and clinical efficacy in an expanded population at geographically-dispersed test sites.

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

Special Protocol Assessment Process

The special protocol assessment, or SPA, process provides for official FDA evaluation of a proposed Phase III clinical trial protocol and generally provides a product sponsor with a binding agreement from the FDA that the design and analysis of the trial are adequate to support a license application submission if the trial is performed according to the SPA. The FDA’s guidance on the SPA process indicates that SPAs are designed to evaluate individual clinical trial protocols primarily in response to specific questions posed by the sponsors. In practice, the sponsor of a product candidate may request an SPA for proposed Phase III clinical trial objectives, designs, clinical endpoints and analyses. A request for an SPA is submitted in the form of a separate amendment to an IND, and the FDA’s evaluation generally will be completed within a 45-day review period under applicable PDUFA goals, provided that the trials have been the subject of discussion at an end-of-Phase II and pre-Phase III meeting with the FDA, or in other limited cases. All agreements and disagreements between the FDA and the sponsor regarding an SPA, including the FDA’s responses to questions about protocol design, primary efficacy endpoints, study conduct, data analysis and prospective labeling statements must be documented in writing. In limited circumstances, the FDA may agree that a specific finding, such as a particular p-value on the primary efficacy endpoint of a study, will satisfy a specific objective, such as demonstration of efficacy, or support an approval decision. However, final determinations by the FDA are made after a complete review of the applicable NDA and are based on the entire data in the application, and any SPA is subject to future public health concerns unrecognized at the time of protocol assessment.

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

Outside of the U.S., our ability to market our products will also depend on receiving marketing authorizations from the appropriate regulatory authorities. The foreign regulatory approval process includes all of the risks associated with the FDA approval process described above. The requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country.

Third-Party Reimbursement and Pricing Controls

In the U.S. and elsewhere, sales of pharmaceutical products depend in significant part on the availability of coverage and reimbursement to providers and the consumer from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. Our products may not be considered cost effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

In many foreign markets, including the countries in the European Union, pricing of pharmaceutical products is subject to governmental control. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing control. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.

Employees

As of February 29, 2008, we had 47 full-time employees, consisting of clinical development, regulatory affairs, manufacturing and program management, administration, business development and marketing. We consider our relations with our employees to be good.

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

In the near-term, the success of our business will depend on many factors, including the following risks:

•	we are largely dependent on the success of our only two product candidates, Acetavance and Omigard, and we cannot be certain that our ongoing and planned clinical development programs will be successful, or sufficient to support new drug applications, or NDAs, or that either product candidate will receive regulatory approval or be successfully commercialized;

•	delays in the commencement, enrollment or completion of clinical testing for either of our product candidates, or significant issues regarding the adequacy of our clinical trial designs or the execution or success of our clinical trials, could result in increased costs to us and delay or limit our ability to obtain regulatory approval;

•	the outcome of final analyses of data from our clinical trials of Acetavance or Omigard may vary from our initial analyses, and the U.S. Food and Drug Administration, or FDA, may not agree with our interpretation of these results;

•	ongoing or planned clinical trials of Acetavance or Omigard may produce negative or inconclusive results, or may be inconsistent with previous clinical trial results, and we may decide, or the FDA may require us, to conduct additional clinical trials or to modify our ongoing clinical trials;

•	even if our product candidates are approved by regulatory authorities, the market potential for pain, fever, local catheter site infections and other target markets may be less than anticipated, and we expect intense competition in the hospital marketplace for our targeted indications;

•	unexpected adverse side effects or inadequate therapeutic efficacy of Acetavance or Omigard could delay or prevent regulatory approval or commercialization of our product candidates, or result in recalls or product liability claims against us;

•	delays or quality issues with respect to the completion of required pre-commercialization manufacturing development activities for our product candidates, including the completion of adequate stability data, could result in increased costs to us and delay or limit our clinical trials and our ability to obtain regulatory approval;

•	the patent rights that we have in-licensed covering Acetavance are limited to a specific intravenous formulation of acetaminophen, and our market opportunity for this product candidate may be limited by the lack of patent protection for the active ingredient itself and other formulations that may be developed by competitors;

•	we will require substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development programs and commercialization efforts; and

•	we may not be able to maintain patent protection for our products and to commercialize our products without infringing the patent rights of others.

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

We have not developed either of our product candidates independently. In March 2006, we in-licensed rights to intravenous acetaminophen from Bristol-Myers Squibb Company, or BMS, which currently markets this product in Europe for the treatment of acute pain and fever. Our clinical development program for this product candidate currently comprises nine clinical trials, including four pivotal, Phase III efficacy trials, two pharmacokinetic studies and two safety studies. In January 2008, we announced that our Phase III efficacy trial of Acetavance for the treatment of pain in adults following abdominal gynecological surgery did not meet its primary endpoint of demonstrating a statistically significant reduction in patients’ pain intensity scores over 48 hours compared to placebo. We believe that the study missed its primary endpoint due to the much higher than predicted variability of the initial pain assessments, particularly in subjects who were randomized closer to the end of their surgery. This variability had a large, negative impact on the baseline-dependent statistical measurements. As a result, we are now engaged in communications with the FDA to obtain the agency’s advice regarding our development program for this product candidate. Following these communications with the FDA, we may decide or the FDA may require us to conduct additional clinical trials of Acetavance, or to modify our ongoing clinical trials of this product candidate, which would increase our costs and may delay or limit our ability to obtain regulatory approval. Depending upon the results of these communications with the FDA and assuming successful completion of all of our planned clinical trials for this product candidate, we currently plan to submit a 505(b)(2) NDA to the FDA in the first half of 2009 requesting marketing approval of Acetavance for the treatment of acute pain and fever in adults and children. Additional clinical trials may be required to support the approval of these indications and any additional indications or dosages for Acetavance, which could delay, or limit the scope of, any regulatory approvals for this product candidate. Our failure to achieve our product development goals for Acetavance in a timely manner or at all could adversely affect our business and our stock price.

In July 2004, we in-licensed the rights to our only other product candidate, omiganan pentahydrochloride 1% aqueous gel, or Omigard, which is currently being evaluated in a single Phase III clinical trial for the prevention of local catheter site infections, or LCSIs, and will require the successful completion of this Phase III clinical trial before we are able to submit an NDA to the FDA for approval. In July 2007, we increased the number of patients to be enrolled in our ongoing Phase III clinical trial of Omigard from 1,250 to 1,850 patients. Increasing the number of patients has required greater financial resources than originally anticipated and delayed the completion of enrollment in this trial to the second quarter of 2008. Further, there can be no assurance that we will not experience additional delays in the completion of enrollment of this trial or incur additional expenses.

These clinical development programs for Acetavance and Omigard may not lead to commercial products if our clinical trials fail to demonstrate that our product candidates are safe and effective and, as a result, we fail to obtain necessary approvals from the FDA and similar foreign regulatory agencies. We may also fail to obtain the necessary approvals if we have inadequate financial or other resources to advance our product candidates through the clinical trial process. Any failure to obtain approval of Acetavance or Omigard would have a material and adverse effect on our business.

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

For example, Migenix, the licensor for our Omigard product candidate, together with its former collaborator, Fujisawa Healthcare, Inc., or Fujisawa, completed enrollment in a Phase III clinical trial in February 2003 that demonstrated statistically significant results for the secondary endpoints of the trial: the prevention of LCSIs and catheter colonization, which is the growth of microorganisms on the portion of the catheter below the skin surface. However, the trial did not show statistical significance for the primary endpoint, the prevention of catheter-related bloodstream infections, or CRBSIs. After the termination of the collaboration between Migenix and Fujisawa in January 2004, we in-licensed the rights to Omigard from Migenix in July 2004 and subsequently reached an agreement under the SPA process with the FDA concerning the protocol for our own Phase III clinical trial of Omigard. In connection with the SPA for Omigard, the FDA agreed that a single confirmatory Phase III clinical trial will be required for approval for Omigard and that the prevention of LCSIs will be the sole primary efficacy endpoint, and we initiated this clinical trial, which is called the CLIRS trial, in August 2005. In July 2007, we increased the number of patients to be enrolled in the CLIRS trial from 1,250 to 1,850 patients in order to increase the statistical power of the study. This change was prompted by our planned re-analysis of data from the initial Phase III clinical trial of Omigard, which indicated a statistically significant reduction in the number of LCSIs of 42% in the Omigard treatment arm as compared to the povidone-iodine treatment arm, while the original analysis of data from this trial indicated a statistically significant reduction of LCSIs of approximately 49%. Increasing the number of patients enrolled in this clinical trial has required greater financial resources than originally anticipated and has delayed the completion of enrollment from the second half of 2007 to the second quarter of 2008. We cannot be certain that our ongoing Phase III clinical trial of Omigard will be able to enroll an adequate number of patients, demonstrate statistical significance or otherwise demonstrate sufficient efficacy and safety to support the filing of an NDA or ultimately lead to regulatory approval. Furthermore, despite having completed the SPA process, the FDA’s agreement with us on the trial protocol remains subject to future advances in the field or future public health concerns unrecognized at the time of the FDA’s protocol assessment, and any further changes we may propose to the protocol will remain subject to the FDA’s approval.

Our clinical development programs are subject to the risk of failure inherent in the development of new drugs, and our clinical trials may not demonstrate the safety, tolerability and effectiveness of our product candidates. For example, in January 2008, we announced that our Phase III efficacy trial of Acetavance for the treatment of pain in adults following abdominal gynecological surgery did not meet its primary endpoint of demonstrating a statistically significant reduction in patients’ pain intensity scores over 48 hours compared to placebo. Delays in completing our clinical trials or the rejection of data from a clinical trial by regulatory authorities will result in increased development costs and could have a material adverse effect on the development of our product candidates. In addition, our failure to adequately demonstrate the efficacy and safety of Acetavance, Omigard or any other product candidates that we may in-license or acquire would prevent receipt of regulatory approval and, ultimately, the commercialization of that product candidate.

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

In March 2006, we in-licensed the rights to Acetavance from BMS, which is currently marketing intravenous acetaminophen in Europe and other parts of the world under the brand name Perfalgan. Nine post-operative pain clinical trials have been completed, mostly in Europe, primarily in support of European regulatory approvals for this product candidate. However, we do not know at this time what regulatory weight, if any, the U.S. and Canadian regulatory agencies will give to these clinical data in supplementing clinical data generated by us for potential regulatory approval of Acetavance in the U.S. and Canada. The FDA and foreign regulatory agencies may reject these clinical trial results if they determine that the clinical trials were not conducted in accordance with requisite regulatory standards and procedures. Furthermore, we have not audited or verified the accuracy of the primary clinical data provided by BMS and cannot determine their applicability to our regulatory filings. Even though BMS has obtained marketing approval in Europe and other territories for Acetavance, we must conduct additional adequate and well controlled clinical trials in the U.S. to demonstrate Acetavance’s safety and efficacy in specific indications to gain regulatory approval in the U.S.

In January 2008, we announced top-line results for our Phase III efficacy trial of Acetavance for the treatment of pain in adults following abdominal gynecological surgery. This trial did not meet its primary endpoint of demonstrating a statistically significant reduction in patients’ pain intensity scores over 48 hours compared to placebo. However, this same trial did meet several secondary endpoints, including pain relief, global patient satisfaction and time to rescue medication. We also announced the results of a Phase III clinical trial of Acetavance for the treatment of fever in adults, which successfully met its primary endpoint, demonstrating a statistically significant reduction of endotoxin-induced fever over six hours compared to placebo, and key secondary endpoints. As a result of the outcome of these clinical trials, we are now engaged in communications with the FDA to obtain the agency’s advice regarding our development program for this product candidate. Following our communications with the FDA, we may also decide or the FDA may require us to conduct additional clinical trials to support the approval of these indications and any additional indications or dosages for Acetavance, which could delay, or limit the scope of, any regulatory approvals for this product candidate, and we may not be able to demonstrate the same safety and efficacy for Acetavance in our planned and ongoing Phase III clinical trials as was demonstrated previously by BMS. Further, if subsequent trial results are unfavorable or insufficient, we may be forced to further revise the development plan for this product candidate, which could involve additional significant expense and delay.

Our other product candidate, Omigard, is not yet approved in any jurisdiction. No antimicrobial peptide has been approved by the FDA, including two antimicrobial peptides with mechanisms of action similar to Omigard that were studied in Phase III clinical trials. Although Omigard has been studied in more than 750 patients, all of the patients studied were enrolled in trials conducted or sponsored by Migenix or Fujisawa. Similar to Acetavance, we obtained electronic databases from the completed Phase III clinical trials sponsored by Migenix and Fujisawa. As a part of our standard procedure for analyzing data to prepare a final report of the study for a potential New Drug Application or other applications for marketing authorization, we re-analyzed the data using a slightly different, stricter definition of LCSIs. Our re-analysis indicated a statistically significant reduction in the number of LCSIs of 42% in the Omigard treatment arm as compared to the povidone-iodine treatment arm, while the original analysis indicated a statistically significant reduction of LCSIs of approximately 49%. Because the target sample size for our own Phase III clinical trial of Omigard, called the CLIRS trial, is based, in part, upon the LCSI rate and treatment effect of the original Phase III clinical trial of this product candidate, we determined that adding patients would be prudent in order to maintain the statistical power of the study. In July 2007, we increased the number of patients to be enrolled in the CLIRS trial from 1,250 to 1,850 patients. Increasing the number of patients in this study has required greater financial resources than originally anticipated and delayed the completion of enrollment from the second half of 2007 to the second quarter of 2008. Our audit and verification of the accuracy of the primary clinical data provided by our licensor and its former collaborator are continuing, and we cannot determine their applicability to our regulatory filings. Although the Phase III clinical trial of Omigard conducted by Migenix and Fujisawa demonstrated favorable, statistically significant results for the prevention of LCSIs and catheter colonization, secondary endpoints in their trial, we may not observe similar results in the CLIRS trial. Furthermore, the earlier Phase III clinical trial failed to show statistical significance for the primary endpoint of that trial, the prevention of CRBSIs. While we will measure the prevention of CRBSIs as a secondary endpoint in our ongoing Phase III clinical trial of Omigard, our trial is not designed to demonstrate statistical significance for this secondary endpoint. Although we are targeting a different primary endpoint in our trial, the prevention of LCSIs, it is possible that we will experience similar, unexpected results. Failure to satisfy a primary endpoint in a Phase III clinical trial would generally mean that a product candidate would not receive regulatory approval without one or more further successful Phase III clinical trials.

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

Delays in the commencement or completion of clinical trials, or significant issues regarding the adequacy of our clinical trial designs or the success or execution of our clinical trials, could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.

If we experience delays in the commencement or completion of our clinical trials, we could incur significantly higher product development costs and our ability to obtain regulatory approvals for our product candidates could be delayed. We may also fail to obtain the necessary regulatory approvals if we have inadequate financial or other resources to advance our product candidates through the clinical trial process. We do not know whether enrollment in our planned and ongoing clinical trials of Acetavance will be completed on time, whether our additional planned and ongoing clinical trials for Acetavance will be completed on schedule, if at all, or whether we will decide, or the FDA may require us, to increase the number of patients enrolled in our ongoing clinical trials. Additional clinical trials may be required to support regulatory approvals for the treatment of acute pain and fever in adults and children and for any additional indications or dosages for Acetavance, which could delay or limit the scope of any regulatory approvals we may receive for this product candidate. In July 2007, we announced an estimated delay in the completion of enrollment for our ongoing Phase III clinical trial of Omigard from the second half of 2007 to the second quarter of 2008, because of our decision to increase the number of patients to be enrolled in this trial, and we do not know if this clinical trial will be completed on schedule, or at all. As a result of the outcome of our Phase III efficacy trial of Acetavance for the treatment of pain in adults following abdominal gynecological surgery, we are now engaged in communications with the FDA to obtain the agency’s advice regarding our development program for this product candidate. We currently anticipate that our submission of a 505(b)(2) NDA to the FDA for Acetavance may be delayed from the second half of 2008 to the first half of 2009. Depending upon the results of our communications with the FDA and the results of our other clinical trials for this product candidate, we may decide or the FDA may require us to conduct additional clinical trials of Acetavance, which would increase our costs and may further delay this estimated submission date.

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

Any name we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office. The FDA typically conducts a rigorous review of proposed product names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims. If the FDA objects to either of the product names Acetavance or Omigard, we may be required to adopt an alternative name for those product candidates. If we adopt an alternative name, we would lose the benefit of our existing trademark applications for Acetavance and/or Omigard and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

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

We do not manufacture any of our product candidates, and we do not currently plan to develop any capacity to do so. Instead, we rely on third party manufacturers to perform pre-commercialization manufacturing development activities for, and manufacture, Acetavance, Omigard and, most likely, any other product candidates that we may in-

license or acquire in the future. Any problems or delays we experience in preparing for commercial-scale manufacturing of a product candidate may cause us to experience increased costs, result in delays in receiving FDA or other regulatory approvals, or impair our ability to manufacture our product candidates, which would adversely affect our business. For example, as a part of our applications for regulatory approval, our manufacturers will need to produce specific batches of our product candidates to demonstrate acceptable stability under various conditions and for commercially viable lengths of time. We and our contract manufacturers will need to demonstrate to the FDA and other regulatory authorities this acceptable stability data, as well as validate methods and manufacturing processes, in order to receive regulatory approval to commercialize our product candidates. Any delays in the availability of this data may cause delays in receiving FDA or other regulatory authority approvals. Additionally, the FDA is likely to conduct inspections of our manufacturers’ facilities from time to time, including as part of its review of any marketing applications we may file. If our manufacturers are not in compliance with cGMP requirements, this may delay the approval by the FDA of these marketing applications, or result in delays in the availability of our product candidates to complete clinical trials or for commercial distribution.

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

As of February 29, 2008, we had 47 full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue our development activities and commercialize our product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

We have obtained limited product liability insurance coverage for our clinical trials with a $15.0 million annual aggregate coverage limit and additional amounts in selected foreign countries where we are conducting clinical trials. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

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

Furthermore, our license agreement with Migenix only covers the use of Omigard and other formulations of omiganan for the licensed field, which is the topical administration to a burn or a surgical wound site for the treatment of burn-related, surgical wound-related infections and the topical administration to a device or the site around the device for the treatment of device-related infections. Thus, Migenix or third-party licensees of Migenix may be able to market Omigard for other uses, including treatment of non-surgery related wound infections. We may be unable to prevent physicians from using any such competitive Omigard product off-label for the field licensed to us.

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

We are a development stage company with a limited operating history. We have focused primarily on in-licensing and developing our two product candidates, Acetavance and Omigard, with the goal of supporting regulatory approval for these product candidates. We have incurred losses in each year since our inception in May 2004. Net losses were $51.7 million, $52.2 million and $7.7 million for 2007, 2006 and 2005, respectively. As of December 31, 2007, we had an accumulated deficit of $114.4 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our development expenses as well as clinical product manufacturing expenses to increase in connection with our ongoing and planned Phase III clinical trials and any additional clinical trials that we may be required to conduct in order to support regulatory approvals, additional indications or dosages for our product candidates. In addition, if we obtain regulatory approval for Acetavance or Omigard, we expect to incur significant sales, marketing and outsourced manufacturing expenses as well as continued development expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

We believe that our existing cash and cash equivalents, including the net proceeds from our initial public offering completed in the fourth quarter of 2006 and our registered direct offering in the first quarter of 2008, will be sufficient to meet our projected operating requirements, at a minimum, through the next twelve months. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

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

To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. If we raise additional funds through licensing arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. For example, in February 2006, we entered into a $7.0 million loan and security agreement with Silicon Valley Bank and Oxford Finance Corporation, and in December 2007, we amended this agreement and secured an additional $15.0 million loan from the same parties and Merrill Lynch Capital. These loan and security agreements contain a variety of affirmative and negative covenants, including required financial reporting, limitations on the disposition of assets other than in the ordinary course of business, limitations on the incurrence of additional debt and other requirements. To secure our performance of our obligations under the loan and security agreement, we pledged substantially all of our assets other than intellectual property assets, to the lenders. Our failure to comply with the covenants in the loan and security agreement could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt.

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

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. As a result, as of December 31, 2007, we were required to perform an evaluation of our internal controls over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404 of the Sarbanes-Oxley Act. Additionally, our independent auditors were required to perform a similar evaluation and report on the effectiveness of our internal controls over financial reporting. At December 31, 2007, management and our independent auditors did not identify any material weaknesses in our internal controls over financial reporting. Our efforts to comply with Section 404 and related regulations has required, and continues to require, the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal controls over financial reporting and all other aspects of Section 404, we cannot be certain that a material weakness will not be identified when we test the effectiveness of our control systems in the future. If a material weakness is identified, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock.

Risks Relating to Securities Markets and Investment in Our Stock

There may not be a viable public market for our common stock.

Our common stock had not been publicly traded prior to our initial public offering, which was completed in October 2006, and an active trading market may not develop or be sustained. We have never declared or paid any cash dividends on our capital stock, and we currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business and do not intend to pay cash dividends on our common stock for the foreseeable future. Furthermore, our amended loan and security agreement with Silicon Valley Bank, Oxford Finance Corporation and Merrill Lynch Capital restricts our ability to pay cash dividends. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering in October 2006 through February 29, 2008, the trading prices for our common stock ranged from a high of $18.55 to a low of $5.01.

Future sales of our common stock may cause our stock price to decline.

Persons who were our stockholders prior to the sale of shares in our initial public offering continue to hold a substantial number of shares of our common stock that they may now be able to sell in the public market. Significant portions of these shares are held by a small number of stockholders. Sales by our current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Moreover, the holders of a substantial number of shares of common stock may have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

As of December 31, 2007, our executive officers and directors and their affiliates together controlled approximately 41% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets, and might affect the prevailing market price of our common stock.

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

We have paid no cash dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Furthermore, our amended loan and security agreement with Silicon Valley Bank, Oxford Finance Corporation and Merrill Lynch Capital restricts our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

We lease approximately 23,494 square feet of space in our headquarters in San Diego, California under a sublease that expires in 2012, of which we occupy approximately 16,600 square feet. We have subleased the remainder through the third quarter of 2009. We have no laboratory, research or manufacturing facilities; however we do own manufacturing equipment which is located at our third-party contractors. We currently do not plan to purchase or lease facilities for manufacturing, packaging or warehousing, as such services are provided to us by third-party contractors. We believe that our current facilities are adequate for our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

Item 3.	Legal Proceedings

We are not engaged in any legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the Nasdaq Global Market since October 25, 2006 under the symbol “CADX.” Prior to such time, there was no public market for our common stock. As of February 29, 2008, there were 38,353,062 shares of common stock outstanding held by approximately 50 stockholders of record. Many stockholders hold their shares in street name. We believe that there are more than 2,000 beneficial owners of our common stock. The closing price of our common stock on the Nasdaq Global Market on December 31, 2007 was $14.86 per share. The following table sets forth the high and low closing sales prices for our common stock as reported on the Nasdaq Global Market for the periods indicated.

	High	Low

Year Ended December 31, 2006
Fourth Quarter (beginning October 25, 2006)	$13.25	$9.25
Year Ended December 31, 2007
First Quarter	$15.65	$11.72
Second Quarter	$17.32	$12.01
Third Quarter	$14.75	$11.94
Fourth Quarter	$14.86	$11.97

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and we do not currently intend to pay any cash dividends on our common stock. We expect to retain future earnings, if any, to fund the development and growth of our business. The payment of dividends by us on our common stock is limited by our loan and security agreement with Silicon Valley Bank, Oxford Finance Corporation and Merrill Lynch Capital. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2007, about our common stock that may be issued upon the exercise of stock options granted to employees, consultants and members of our board of directors under all existing equity compensation plans including our 2006 Equity Incentive Award Plan and our 2004 Equity Incentive Award Plan. The 2006 Equity Incentive Award Plan was adopted at the time of our initial public offering in October 2006 which coincided with the discontinuance of the 2004 Equity Incentive Award Plan. See Note 9 to the Notes to Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion of our equity plans.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities			Future Issuance Under
	to be Issued Upon		Weighted Average	Equity Compensation
	Exercise of		Exercise Price of	Plans (Excluding
	Outstanding Options,		Outstanding Options,	Securities Reflected in
	Warrants and Rights		Warrants and Rights	Column (a))

Equity compensation plans approved by security holders	2,466,825	(1)	$6.51	1,391,104	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	2,466,825		$6.51	1,391,104	(2)

(1)	Of these shares of Common stock, 869,175 shares were subject to outstanding options under the 2006 Equity Incentive Award Plan and 1,597,650 shares were subject to outstanding options under the 2004 Equity Incentive Award Plan.

(2)	The 2006 Equity Incentive Award Plan contains an “evergreen” provision which allows for annual increases in the number of shares available for future issuance on January 1 of each year during the ten-year term of the plan, beginning on January 1, 2008. The annual increase in the number of shares shall be equal to the lesser of (i) 4% of our outstanding common stock on the applicable January 1 or (ii) such lesser amount determined by our board of directors.

Performance Graph

The following stock performance graph illustrates a comparison of the total cumulative stockholder return on our common stock since October 25, 2006, which is the date our common stock first began trading on the Nasdaq Global Market, to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on October 25, 2006, and that all dividends were reinvested.

Comparison of Cumulative Return on Investment
Since October 25, 2006*

	10/25/2006	12/29/2006	12/31/2007
Cadence Pharmaceuticals, Inc	$100	$131	$158
NASDAQ Composite Index	$100	$102	$113
NASDAQ Biotechnology Index	$100	$100	$104

*	No cash dividends have been declared or paid on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

We paid to the underwriters underwriting discounts totaling approximately $4.3 million in connection with the offering. In addition, we incurred additional offering costs of $1.9 million in connection with the offering, which when added to the underwriting discounts paid by us, amounts to total costs of $6.2 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and offering costs, were $55.9 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

As of December 31, 2007, we had used approximately $46.1 million of the net proceeds we received from our initial public offering to fund (i) clinical trials for Acetavance and Omigard and other research and development activities; (ii) capital expenditures, including equipment associated with the manufacturing of Acetavance and Omigard; and (iii) working capital and other general corporate purposes. We may also use a portion of the net proceeds to in-license, acquire or invest in complementary businesses or products. We cannot specify with certainty all of the particular uses for the net proceeds from our initial public offering. The amount and timing of our expenditures will depend on several factors, including the progress of our clinical trials and commercialization efforts as well as the amount of cash used in our operations. Accordingly, our management will have broad discretion in the application of the net proceeds.

Issuer Repurchases of Equity Securities

Not applicable.

Item 6.	Selected Financial Data

The selected financial data set forth below is derived from our audited financial statements and may not be indicative of future operating results. Audited balance sheets at December 31, 2007 and 2006 and the related audited statements of operations and of cash flows for each of the three years in the period ended December 31, 2007 and notes thereto appear elsewhere in this Annual Report on Form 10-K. Audited balance sheets at December 31, 2005 and 2004 and the related audited consolidated statements of operations and of cash flows for the period from May 26, 2004 (inception) through December 31, 2004 are not included elsewhere in this Annual Report on Form 10-K.

The following selected financial data should be read in conjunction with the financial statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. Amounts are in thousands, except share and per share amounts.

				Period from
				May 26, 2004
				(Inception) through
	Years Ended December 31,			December 31,
	2007	2006	2005	2004

Statement of Operations Data:
Research and development	$41,781	$47,827	$6,126	$1,883
Marketing	2,866	810	240	41
General and administrative	9,587	4,946	1,412	877

Loss from operations	(54,234)	(53,583)	(7,778)	(2,801)
Interest income	3,404	1,945	255	9
Interest expense	(867)	(498)	—	—
Other expense	(17)	(37)	(183)	(45)

Net loss	$(51,714)	$(52,173)	$(7,706)	$(2,837)

Basic and diluted net loss per share(1)	$(1.81)	$(10.07)	$(6.67)	$(3.10)

(1)	As a result of the issuance of 6,900,000 shares of common stock in the Company’s initial public offering in the fourth quarter of 2006 and the conversion of the Company’s preferred stock into 19,907,605 shares of common stock upon completion of the Company’s initial public offering, there is a lack of comparability in the per share amounts between the periods presented. Please see Note 2 to the Notes to Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion.

	As of December 31,
	2007	2006	2005	2004

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$55,393	$86,826	$15,025	$4,271
Working capital	36,839	76,203	14,405	4,161
Total assets	64,612	93,092	15,891	4,841
Long-term debt, less current portion and discount	13,412	4,433	—	—
Deficit accumulated during the development stage	(114,429)	(62,716)	(10,543)	(2,837)
Total stockholders’ equity	28,458	75,409	14,745	4,727

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with “Item 6 — Selected Financial Data” and the financial statements and related notes included in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in any forward-looking statements as a result of many factors, including those set forth in our filings with the Securities and Exchange Commission.

Overview

Background

We are a biopharmaceutical company focused on in-licensing, developing and commercializing proprietary product candidates principally for use in the hospital setting. Since our inception in May 2004, we have in-licensed rights to two product candidates, both of which are currently being studied in Phase III clinical trials. We have in-licensed the exclusive U.S. and Canadian rights to Acetavancetm, formerly known as IV APAP, an intravenous formulation of acetaminophen that is currently marketed in Europe and several other markets by Bristol-Myers Squibb Company, or BMS, for the treatment of acute pain and fever under the brand name Perfalgan®. We believe that Acetavance is the only stable, pharmaceutically-acceptable intravenous formulation of acetaminophen. We have also in-licensed the exclusive North American and European rights to omiganan pentahydrochloride 1% aqueous gel, or Omigardtm, for the prevention and treatment of device-related, surgical wound-related and burn-related infections.

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

We were incorporated in May 2004. During 2004, we focused on hiring our management team and initial operating employees and on in-licensing our first product candidate, Omigard. Substantial operations did not commence until September 2004. During 2005, we completed the special protocol assessment, or SPA, for Omigard, and initiated Phase III clinical trials for this product candidate. In March 2006, we in-licensed rights to Acetavance from BMS. In October 2006, we initiated the Phase III clinical development program for Acetavance.

We are a development stage company. We have incurred significant net losses since our inception. As of December 31, 2007, we had an accumulated deficit of $114.4 million. These losses have resulted principally from costs incurred in connection with research and development activities, including license fees, costs of clinical trial activities associated with our current product candidates and general and administrative expenses. We expect to continue to incur operating losses for the next several years as we pursue the clinical development and market launch of our product candidates and acquire or in-license additional products, technologies or businesses that are complementary to our own.

In October 2006, we completed an initial public offering in which we sold 6.0 million shares of our common stock at $9.00 per share and received net proceeds of $48.4 million (after underwriting discounts and offering costs).

In November 2006, following exercise of the underwriters’ over-allotment option, we sold 0.9 million shares of our common stock at $9.00 per share and received net proceeds of $7.5 million (after underwriting discounts). In February 2008, we raised additional funds by issuing 9.2 million shares of common stock for aggregate net proceeds to us of approximately $49.0 million pursuant to an effective shelf registration in a registered direct offering.

Revenues

We have not generated any revenues to date, and we do not expect to generate any revenues from licensing, achievement of milestones or product sales until we are able to commercialize our product candidates ourselves or execute a collaboration arrangement with a third party.

Research and Development Expenses

Our research and development expenses consist primarily of license fees, salaries and related employee benefits, costs associated with clinical trials managed by our contract research organizations, or CROs, costs associated with non-clinical activities, such as regulatory expenses, and pre-commercialization manufacturing development activities. Our most significant costs are for clinical trials and license fees. The clinical trial expenses include payments to vendors such as CROs, investigators, clinical suppliers and related consultants. License fees are paid to the patent holders of our product candidates that give us the exclusive licenses to the patent rights and know-how for selected indications and territories. We may be required to make future milestone payments totaling up to $67.0 million for our product candidates.

Our historical research and development expenses relate predominantly to the in-licensing of Acetavance and Omigard and the related clinical trials for these product candidates. We expense all research and development charges as they are incurred as the underlying technology associated with these expenditures relates to our research and development efforts and has no alternative future uses. We use external service providers and vendors to conduct our clinical trials, to manufacture our product candidates to be used in clinical trials and to provide various other research and development related products and services. A substantial portion of these external costs are tracked on a project basis. Our internal research and development resources are used in several projects and may not be attributable to a specific product candidate. For example, a substantial portion of our internal costs, including personnel and facility related costs, are not tracked on a project basis.

The following table summarizes our research and development expenses for the periods indicated for each of our product candidates. Costs that are not attributable to a specific product candidate are included in the “other supporting costs” category (in thousands):

				Period from
				May 26, 2004
				(Inception) through
	Years Ended December 31,			December 31,
	2007	2006	2005	2007

Acetavance	$14,107	$28,052	$—	$42,159
Omigard	20,191	14,343	4,802	40,987
Other supporting costs	7,483	5,432	1,324	14,471

	$41,781	$47,827	$6,126	$97,617

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

We expect our development expenses to be substantial over the next few years as we continue the advancement of our product development programs. We initiated our Phase III clinical trial for Omigard in August 2005 and currently expect to complete enrollment in the study by the second quarter of 2008. The clinical development program for Acetavance currently comprises nine clinical trials, including four pivotal, Phase III efficacy trials, two pharmacokinetic studies and two safety studies. In January 2008, we announced that our Phase III efficacy trial of Acetavance for the treatment of pain in adults following abdominal gynecological surgery did not meet its primary endpoint of demonstrating a statistically significant reduction in patients’ pain intensity scores over 48 hours compared to placebo. Also in January 2008, we announced that our Phase III clinical trial of Acetavance in fever successfully met the primary endpoint, demonstrating a statistically significant reduction of fever over six hours compared to placebo. Following the announcement of these results, we initiated communications with the FDA to seek additional guidance from the agency regarding our development program for this product candidate. As a result of our communications with the FDA, the agency may require or we may decide to conduct additional clinical trials or to modify our ongoing clinical trials, which would increase our costs and may delay, or limit the scope of, any regulatory approvals for this product candidate. Assuming successful completion of all of our planned clinical trials for this product candidate, we currently plan to submit a 505(b)(2) new drug application, or NDA, for Acetavance to the U.S. Food and Drug Administration in the first half of 2009. Our failure to achieve our product development goals for Acetavance in a timely manner or at all could adversely affect our business and our stock price.

Marketing Expenses

Our marketing expenses consist primarily of market research studies, salaries, benefits and professional fees related to building our marketing capabilities. We anticipate substantial increases in marketing expenses as we continue to develop and prepare for the potential commercialization of our product candidates, including the addition of marketing and hospital-focused sales personnel to market our products to physicians, nurses, hospitals, group purchasing organizations and third-party payors.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries, benefits and professional fees related to our administrative, finance, human resources, legal, business development and internal systems support functions, as well as insurance and facility costs. We anticipate increases in general and administrative expenses as we continue to build our corporate infrastructure in support of our continued development and preparation for the potential commercialization of our product candidates.

Interest and Other Income and Expense

Our interest income consists primarily of interest earned on our cash, cash equivalents and short-term investments. Interest expense is primarily the interest we have incurred under our amended loan and security agreement. Other expense includes charges we have incurred to recognize other-than-temporary declines in the market value of our available-for-sale securities, losses we have recognized on the disposal of equipment and the gains or losses recognized on transactions denominated in foreign currencies.

Income Taxes

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN No. 48. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As of December 31, 2007, we had both federal and state net operating loss carryforwards of approximately $81.6 million. If not utilized, the net operating loss carryforwards will begin expiring in 2024 for federal purposes and 2014 for state purposes. As of December 31, 2007, we had both federal and state research and development tax credit carryforwards of approximately $1.5 million and $0.7 million, respectively. The federal tax credits will begin expiring in 2024 unless previously utilized and the state tax credits carryforward indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the utilization of the net operating losses before they expire. We have not completed a Section 382 study at this time. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recognized any federal or state income tax benefit in our statement of operations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S., or GAAP, requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The following accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used. Changes in the accounting estimates we use are reasonably likely to occur from time to time, which may have a material impact on the presentation of our financial condition and results of operations.

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

Research and Development Expenses

A substantial portion of our ongoing research and development activities is performed under agreements we enter into with external service providers, including CROs, which conduct many of our research and development activities. We accrue for costs incurred under these contracts based on factors such as estimates of work performed, milestones achieved, patient enrollment and experience with similar contracts. As actual costs become known, we adjust our accruals. To date, our accruals have been within management’s estimates. Subsequent changes in estimates may result in a change in our accruals, which could also materially affect our results of operations.

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Prior to SFAS No. 123(R), we disclosed the pro forma effects of applying SFAS No. 123 under the minimum value method. We adopted SFAS No. 123(R) effective January 1, 2006, prospectively for new equity awards issued subsequent to December 31,

2005. The adoption of SFAS No. 123(R) resulted in the recognition of additional stock-based compensation expense of $4.3 million and $2.1 million in 2007 and 2006, respectively.

Under SFAS No. 123(R), we calculate the fair value of our stock-based compensation awards to our employees and directors using the Black-Scholes pricing model. This model requires a number of estimates to be used in determining the fair value, including the expected lives of awards, interest rates, stock volatility and other assumptions. A change in any of the estimates used in the model, or the selection of a different option pricing model, could have a material impact on our operations. Equity instruments issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123(R) and Emerging Issues Task Force 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period. For further discussion regarding the implementation of SFAS No. 123(R), see Note 2 of the Notes to Financial Statements in Item 8 of this Annual Report on Form 10-K.

The table below summarizes the stock-based compensation expense included in our condensed statements of operations in 2007 and 2006, and for the period from May 26, 2004 (inception) through December 31, 2007 (in thousands):

			Period from
			May 26, 2004
			(Inception) through
	Years Ended December 31,		December 31,
	2007	2006	2007

Research and development	$1,243	$561	$1,804
Marketing	33	1	34
General and administrative	3,064	1,573	4,638

Stock-based compensation expense included in operating expenses	4,340	2,135	6,476

Total stock-based compensation expense included in loss from operations	$4,340	$2,135	$6,476

Results of Operations

Years ended December 31, 2007 and 2006

Operating Expenses

Research and Development Expenses.  Research and development expenses decreased $6.0 million in 2007 to $41.8 million, compared to $47.8 million for 2006. This decrease was primarily due to the $25.3 million initial license fee and related costs for Acetavance, which we incurred in March 2006, and was immediately expensed as in-process research and development. Excluding this license fee, our research and development expenses for 2007 increased $19.3 million. This increase in 2007 as compared to 2006 was primarily due to the advancement of our clinical development programs for Acetavance, which was initiated in October 2006, and Omigard, which was initiated in August 2005. More specifically, the increases were as follows:

•	an increase of $11.4 million in our Acetavance program, primarily as a result of costs related to the progress of our Phase III clinical trials and pre-commercialization manufacturing development activities;

•	an increase of $5.8 million in our Omigard program as a result of costs related to our Phase III clinical trial of this product candidate due to higher enrollment rates and pre-commercialization manufacturing development activities; and

•	an increase of $2.1 million in other supporting costs as a result of increased salaries and related personnel costs from the addition of research and development staff hired to support our clinical and regulatory efforts related to both Omigard and Acetavance. This increase includes $0.7 million of additional stock-based compensation charges in 2007 as compared to 2006.

Marketing Expenses.  Marketing expenses increased $2.1 million in 2007 to $2.9 million, compared to $0.8 million for 2006. This increase was primarily due to increased market research and related costs for Acetavance and Omigard and increased salaries and related personnel costs from the addition of marketing staff in 2007 as compared to 2006.

General and Administrative Expenses.  General and administrative expenses increased $4.7 million in 2007 to $9.6 million, compared to $4.9 million for 2006. This increase was primarily due to increases in salaries and related personnel costs (including an increase of $1.5 million in stock-based compensation charges) from the addition of general and administrative staff in 2007 as compared to 2006, costs related to operating as a public company, fees paid to our board of directors and depreciation expense, partially offset by a decline in net rent expense.

Interest Income.  Interest income increased $1.5 million in 2007 to $3.4 million, compared to $1.9 million for 2006. This increase was primarily due to our increased average cash and cash equivalents balance in 2007 as a result of the proceeds we received from the completion of our initial public offering in the fourth quarter of 2006. Additionally, our investments benefited from higher average interest rates in 2007 as compared to 2006.

Interest Expense.  Interest expense increased $0.4 million in 2007 to $0.9 million, compared to $0.5 million for 2006. This increase was primarily due to the additional interest we incurred during 2007 on the outstanding balance of our $7.0 million loan and security agreement with Silicon Valley Bank and Oxford Finance Corporation, drawn down in June 2006, which accrues at a fixed rate of 11.47%. In February 2007, we began making the first of 30 equal monthly principal and interest payments under the $7.0 million loan and security agreement and as of December 31, 2007, had reduced the outstanding principal balance by $2.3 million, to $4.7 million. Additionally, in December 2007 we secured an additional $15.0 million under an amendment to the loan and security agreement with the same parties and Merrill Lynch Capital. The $15.0 million credit facility was made to us in two separate draws of $5.0 million and $10.0 million, with fixed interest rates of 7.83% and 7.74%, respectively. At the time of the initial draw we received our funds net of loan fees of less than $0.1 million. Additionally, we will be required to pay $0.4 million at the termination of the credit facility which, together with the loan fees, is being amortized to interest expense throughout the life of the loan. As of December 31, 2007, we had incurred less than $0.1 million of interest expense on the $15.0 million credit facility.

Years ended December 31, 2006 and 2005

Operating expenses

Research and Development Expenses.  Research and development expenses increased $41.7 million in 2006 to $47.8 million, compared to $6.1 million in 2005. This increase was primarily due to a $25.3 million initial license fee and related costs for Acetavance, which we incurred in March 2006, and was immediately expensed as in-process research and development. Excluding this license fee, our research and development expense for 2006 increased $16.4 million, which was primarily due to the following:

•	an increase of $9.5 million in our Omigard program as a result of clinical trial and related costs for a Phase III clinical trial initiated in August 2005;

•	an increase of $4.1 million in other supporting costs as a result of increased salaries and related personnel costs (including an increase of $0.6 million in stock-based compensation expenses) from increased research and development staff to support our clinical and regulatory efforts related to both Omigard and Acetavance; and

•	an increase of $2.8 million from activities related to the launch of our Acetavance program, which initiated a Phase III clinical trial in the fourth quarter of 2006.

Marketing Expenses.  Marketing expenses increased $0.6 million in 2006 to $0.8 million, compared to $0.2 million in 2005. This increase was due to higher market research, branding and personnel costs in 2006, partially from our increased portfolio in 2006 as compared to 2005.

General and Administrative Expenses.  General and administrative expenses increased $3.5 million in 2006 to $4.9 million, compared to $1.4 million in 2005. This increase was primarily due to stock-based compensation charges of $1.6 million and other personnel related charges, our new facility lease and other professional and consulting fees.

Interest Income.  Interest income increased to $1.9 million in 2006 from $0.3 million in 2005. This increase of $1.6 million was primarily due to an increase in the average cash and cash equivalent balances in 2006 as compared to 2005, combined with higher interest rates earned on our investments in 2006 as compared to 2005.

Interest Expense.  Interest expense was $0.5 million in 2006 due to interest we incurred on the $7.0 million borrowed under our $7.0 million loan and security agreement with Silicon Valley Bank and Oxford Finance Corporation, which was drawn down in June 2006. We had no such borrowings in 2005.

Other expense.  Other expense decreased to less than $0.1 million in 2006, as compared to $0.2 million in 2005. The decrease is primarily due to impairment charges incurred in 2005 due to declines in the market value of our Migenix holdings that were determined to be other-than-temporary.

Liquidity and Capital Resources

As a biopharmaceutical company focused on in-licensing, developing and commercializing proprietary pharmaceutical product candidates, we have entered into license agreements to acquire the rights to develop and commercialize our two product candidates, Acetavance and Omigard. Pursuant to these agreements, we obtained exclusive licenses to the patent rights and know-how for selected indications and territories. Under the Acetavance agreement, we paid to BMS a $25.0 million up-front fee and may be required to make future milestone payments totaling up to $40.0 million upon the achievement of various milestones related to regulatory or commercial events. Under the Omigard agreement, we paid to Migenix an aggregate of $2.0 million in the form of an up-front fee, including the purchase of 617,284 shares of Migenix common stock, and may be required to make future milestone payments totaling up to $27.0 million upon the achievement of various milestones related to regulatory or commercial events. Under both agreements, we are also obligated to pay royalties on any net sales of the licensed products.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:

•	the progress of our clinical trials, including expenses to support the trials and milestone payments that may become payable to BMS or Migenix;

•	the potential need to conduct additional clinical trials of our product candidates, or to increase the number of patients enrolled in our ongoing clinical trials;

•	our ability to establish and maintain strategic collaborations, including licensing and other arrangements;

•	the costs and timing of regulatory approvals;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights;

•	the costs of establishing manufacturing, sales or distribution capabilities;

•	the success of the commercialization of our products; and

•	the extent to which we may in-license, acquire or invest in other indications, products, technologies and businesses.

As of December 31, 2007, we had $55.4 million in cash and cash equivalents, a decrease of $31.4 million from the $86.8 million at December 31, 2006. This decrease was primarily due to cash used in operations ($40.7 million), the purchase of equipment ($2.1 million) and cash deemed to be restricted ($1.3 million), partially offset by borrowings under debt agreements, net of principal payments on our debt obligations ($12.6 million).

The $40.7 million of cash used in operations during 2007 is primarily a result of our net loss during the year, adjusted for non-cash charges, and the increase in our net accounts payable and accrued liabilities. In 2007, our net loss of $51.7 million included non-cash of charges for stock-based compensation ($4.3 million), depreciation expense ($0.5 million) and amortization expense ($0.1 million). Adjusting for these non-cash charges, our net loss for the year was $46.7 million. Partially offsetting this negative effect on cash was a positive impact from the increase in our net accounts payable and other liabilities of $6.3 million during 2007. Our net loss for 2006, adjusted for non-cash charges including stock-based compensation ($2.1 million), depreciation expense ($0.2 million) and amortization expense ($0.1 million), was $49.8 million and included a $25.3 million license fee and related costs for Acetavance that was expensed and paid during the first quarter of that year. Partially offsetting this negative effect on cash in 2006 was a favorable impact of $8.3 million from the increase in our accounts payable and other liabilities during the year.

The increase in our accounts payable and accrued liabilities balances at December 31, 2007 as compared to December 31, 2006 was primarily due to increased clinical trial activity and accrued manufacturing costs, including equipment purchases. The increase in manufacturing costs was due to costs incurred for the preparation of potential commercial manufacturing of Acetavance and Omigard, including equipment purchases and reimbursements to our contract manufacturers for modifications and development of their facilities in which our drug products, if and when approved, would be manufactured for commercial distribution.

As of December 31, 2007, our net property and equipment balance increased by $1.5 million to $5.1 million, from $3.6 million at December 31, 2006. This increase was primarily due to capital expenditures of equipment for the preparation of potential commercial manufacturing of our Acetavance and Omigard product candidates, as well as computer software and equipment for our information technology infrastructure. These increases in 2007 were partially offset by the depreciation of our assets during 2007.

Sources of Liquidity

Since inception, our operations have been financed primarily through the issuance of equity securities, in both public and private offerings. From our inception through December 31, 2007, we have received net proceeds of approximately $135.6 million from the sale of shares of our preferred and common stock. In February 2008, we raised additional funds through a registered direct offering by issuing 9,240,307 shares of common stock for aggregate net proceeds of approximately $49.0 million. Through December 31, 2007, the sale of shares of our preferred and common stock were as follows:

•	from July 2004 to December 2007 (excluding our initial public offering), we issued and sold a total of 2,305,150 shares of common stock for aggregate net proceeds of $0.8 million;

•	from July 2004 to August 2004, we issued and sold a total of 8,085,108 shares of Series A-1 preferred stock for aggregate net proceeds of $7.5 million;

•	from June 2005 to September 2005, we issued and sold a total of 17,675,347 shares of Series A-2 preferred stock for aggregate net proceeds of $17.6 million;

•	in March 2006, we issued and sold a total of 53,870,000 shares of Series A-3 preferred stock for aggregate net proceeds of $53.8 million; and

•	in the fourth quarter of 2006, we completed our initial public offering in which we issued and sold a total of 6,900,000 shares of our common stock for aggregate net proceeds of $55.9 million.

Additionally, in February 2006, we entered into a $7.0 million loan and security agreement with Silicon Valley Bank and Oxford Finance Corporation to provide us with growth capital. We drew down $7.0 million in June 2006 at the fixed rate of 11.47%. In November 2007, we amended the $7.0 million loan and security agreement and entered into the Second Amendment to Loan and Security Agreement with the same parties and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., to secure an additional $15.0 credit facility. In December 2007, we drew down $15.0 million under the Second Amendment in two separate draws of $5.0 million and $10.0 million with fixed interest rates of 7.83% and 7.74%, respectively, net of a loan fee of less than $0.1 million. In addition to the principal and interest under the $15.0 million credit facility, we are required to pay $0.4 million at the termination of the credit facility. As of December 31, 2007, we had no further credit available under the agreements.

In August 2006, we began making the first of six interest-only payments on the $7.0 million loan and security agreement and in February 2007, began making the first of 30 equal principal and interest payments. Beginning in

January, 2008, we will make interest-only payments on the $15.0 million credit facility for the first six months and thereafter will make 30 equal monthly principal and interest payments to fully amortize the balance. In connection with each credit facility we issued warrants to the lenders to purchase share of our stock. See Note 5 to the Notes to Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion.

Capital Resources

Our current cash and cash equivalent balances are currently our principal sources of liquidity. In February 2008, we raised additional net aggregate funds of approximately $49.0 million through the issuance of 9,240,307 shares of common stock and believe that with this financing and our cash and cash equivalent balance at December 31, 2007, we will satisfy our projected working capital, capital expenditure and debt servicing, at a minimum, through the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could spend our available financial resources faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to the rate of progress and cost of our clinical trials and other product development programs for Acetavance, Omigard and any other product candidates that we may in-license or acquire. Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources generated from the proceeds of offerings of our equity securities and our existing borrowings under our amended loan and security agreement. In addition, we may finance future cash needs through the sale of additional equity securities, strategic collaboration agreements and debt financing. However, we have drawn down all available amounts under our existing amended loan and security agreement, and we may not be successful in obtaining strategic collaboration agreements or in receiving milestone or royalty payments under those strategic collaboration agreements. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. We have invested a substantial portion of our available cash funds in money market funds placed with reputable financial institutions for which credit loss is not anticipated and have established guidelines relating to diversification and maturities of our securities available-for-sale to preserve principal and maintain liquidity. Also, we cannot be sure that our existing cash and investment resources will be adequate, that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale-back or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring additional debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Other Significant Cash and Contractual Obligations

The following table summarizes our scheduled contractual obligations and commitments that will affect our future liquidity as of December 31, 2007 (in thousands):

	Payments Due By Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations, including interest	$22,603	$7,100	$15,503	$—	$—
Operating leases(1)	5,483	1,096	2,277	2,110	—
Process development and facility upgrades(2)	3,575	3,075	500	—	—
License obligations(3)	—	—	—	—	—

Total(4)	$31,661	$11,271	$18,280	$2,110	$—

(1)	The amounts presented represent commitments for minimum lease payments related to leases of office space and certain equipment under non-cancelable operating leases. The amounts have not been reduced by future commitments under sublease agreements.

(2)	The amounts presented represent our commitments for the completion of pre-commercialization manufacturing development activities related to our development and supply agreement for Acetavance with Baxter Healthcare Corporation, or Baxter. Our agreement with Baxter also requires that we purchase a minimum number of units each year following regulatory approval of Acetavance, or pay Baxter an amount equal to the per-unit purchase price multiplied by the amount of the shortfall. However, as our purchase commitment under this agreement is dependent upon the progress of our development program and the timing of the potential regulatory approval of Acetavance, we are unable to estimate with certainty the purchase obligations, if any, we will incur under this agreement.

(3)	Under our license agreements, we may be required to make future payments of up to $67.0 million, due upon the occurrence of certain milestones related to regulatory or commercial events. We may also be required to pay royalties on any net sales of the licensed products under those agreements. License payments may be increased based on the timing of various milestones and the extent to which the licensed technologies are pursued for other indications. These milestone payments and royalty payments under our license agreements are not included in the table above because at this time we cannot determine when, or if, the related milestones will be achieved or the events triggering the commencement of payment obligations will occur.

(4)	We also enter into agreements with third parties to manufacture our product candidates, conduct our clinical trials and perform data collection and analysis. Our payment obligations under these agreements depend upon the progress of our development programs. Therefore, we are unable at this time to estimate with certainty the future costs we will incur under these agreements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our cash and cash equivalents as of December 31, 2007 consisted primarily of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the investment securities available-for-sale that we may invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment securities available-for-sale to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio of cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate and we do not believe that our results of operations would be materially impacted by an immediate 10% change in interest rates.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cadence Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Cadence Pharmaceuticals, Inc. (a development stage company), as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the periods ended December 31, 2007 and the period from May 26, 2004 (inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cadence Pharmaceuticals, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 and the period from May 26, 2004 (inception) through December 31, 2007 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the Financial Statements, effective January 1, 2006 Cadence Pharmaceuticals, Inc. changed its method of accounting for share-based payments as required by Statement of Financial Accounting Standards No. 123 (revised 2004).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cadence Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Diego, California
March 11, 2008

CADENCE PHARMACEUTICALS, INC.
(a development stage company)

BALANCE SHEETS

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$55,392,921	$86,825,526
Restricted cash	1,981,848	347,849
Prepaid expenses	751,046	424,551
Other current assets	208,275	395,760

Total current assets	58,334,090	87,993,686
Property and equipment, net	5,139,538	3,558,618
Restricted cash	885,434	1,233,281
Other non-current assets	252,963	306,598

Total assets	$64,612,025	$93,092,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,974,991	$2,073,726
Accrued liabilities	13,901,770	7,378,750
Current portion of long-term debt	5,617,928	2,338,010

Total current liabilities	21,494,689	11,790,486
Deferred rent	1,224,869	1,460,109
Long-term debt, less current portion and discount of $642,130 and $229,444 respectively	13,412,349	4,432,546
Other long-term liabilities	22,048	—

Total liabilities	36,153,955	17,683,141
Commitments and contingencies (Note 7)
Stockholders’ equity :
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2007 and 2006, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 29,112,755 shares and 29,092,720 shares issued and outstanding at December 31, 2007 and 2006, respectively	2,911	2,909
Additional paid-in capital	142,879,979	138,057,890
Accumulated other comprehensive income	4,524	64,033
Deficit accumulated during the development stage	(114,429,344)	(62,715,790)

Total stockholders’ equity	28,458,070	75,409,042

Total liabilities and stockholders’ equity	$64,612,025	$93,092,183

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.
(a development stage company)

STATEMENTS OF OPERATIONS

				Period from May 26,
				2004 (Inception)
	Years Ended December 31,			through December 31,
	2007	2006	2005	2007

Operating expenses:
Research and development	$41,781,357	$47,826,761	$6,126,226	$97,617,701
Marketing	2,865,804	810,315	240,361	3,957,594
General and administrative	9,586,705	4,946,121	1,411,810	16,821,782

Total operating expenses	54,233,866	53,583,197	7,778,397	118,397,077

Loss from operations	(54,233,866)	(53,583,197)	(7,778,397)	(118,397,077)
Other income (expense):
Interest income	3,404,447	1,944,908	255,785	5,614,520
Interest expense	(867,524)	(497,617)	—	(1,365,141)
Other expense	(16,611)	(37,035)	(183,000)	(281,646)

Total other income, net	2,520,312	1,410,256	72,785	3,967,733

Loss before income tax	(51,713,554)	(52,172,941)	(7,705,612)	(114,429,344)

Net loss	$(51,713,554)	$(52,172,941)	$(7,705,612)	$(114,429,344)

Basic and diluted net loss per share(1)	$(1.81)	$(10.07)	$(6.67)

Shares used to compute basic and diluted net loss per share(1)	28,572,883	5,181,920	1,155,879

(1)	As a result of the issuance of 6,900,000 shares of common stock in the Company’s initial public offering in the fourth quarter of 2006 and the conversion of the Company’s preferred stock into 19,907,605 shares of common stock upon completion of the Company’s initial public offering, there is a lack of comparability in the per share amounts between the 2007, 2006 and 2005 periods presented. Please see Note 2 of the Notes to Financial statements for further discussion.

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.
(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

							Deficit
	Series A-1 to A-3					Accumulated	Accumulated
	Convertible Preferred				Additional	Other	During the	Total
	Stock		Common Stock		Paid-in	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Stage	Equity

Issuance of common stock to founders in July at $0.004 per share	—	$—	1,125,000	$112	$4,388	$—	$—	$4,500
Issuance of Series A-1 preferred stock, net of $59,573 offering costs, in December at $0.94 per share	8,085,108	809	—	—	7,539,620	—	—	7,540,429
Issuance of common stock from option exercises under equity compensation plans	—	—	45,000	5	17,995	—	—	18,000
Issuance of common stock options for consulting services in November	—	—	—	—	811	—	—	811
Net Loss	—	—	—	—	—	—	(2,837,237)	(2,837,237)

Balance at December 31, 2004	8,085,108	809	1,170,000	117	7,562,814	—	(2,837,237)	4,726,503
Issuance of Series A-2 preferred stock, net of $57,041 offering costs, in June and September at $1.00 per share	17,675,347	1,767	—	—	17,616,539	—	—	17,618,306
Issuance of common stock from option exercises under equity compensation plans	—	—	734,000	73	105,927	—	—	106,000
Net Loss	—	—	—	—	—	—	(7,705,612)	(7,705,612)

Balance at December 31, 2005	25,760,455	2,576	1,904,000	190	25,285,280	—	(10,542,849)	14,745,197
Issuance of Series A-3 preferred stock, net of $94,987 offering costs, in March at $1.00 per share	53,870,000	5,387	—	—	53,769,626	—	—	53,775,013
Conversion of preferred stock in connection with initial public offering in October	(79,630,455)	(7,963)	19,907,605	1,990	5,973	—	—	—
Initial public offering of common stock, net of $6,204,852 offering costs, in October at $9.00 per share	—	—	6,900,000	690	55,894,458	—	—	55,895,148
Issuance of warrants in February to purchase 385,000 shares of common stock at $1.00 per share	—	—	—	—	313,572	—	—	313,572
Cashless warrant exercise in November at $9.45 per share	—	—	27,754	3	(3)	—	—	—
Issuance of common stock from option exercises under equity compensation plans	—	—	353,361	36	466,426	—	—	466,462
Collection of stock subscription receivable	—	—	—	—	187,600	—	—	187,600
Stock-based compensation	—	—	—	—	2,134,958	—	—	2,134,958
Unrealized gain on investment securities	—	—	—	—	—	64,033	—	64,033
Net Loss	—	—	—	—	—	—	(52,172,941)	(52,172,941)

Balance at December 31, 2006	—	—	29,092,720	2,909	138,057,890	64,033	(62,715,790)	75,409,042
Issuance of warrants in November to purchase 50,331 shares of common stock at $12.67 per share	—	—	—	—	473,876	—	—	473,876
Cashless warrant exercise in March at $15.04 per share	—	—	35,325	4	(4)	—	—	—
Net repurchase of common stock from option repurchases under equity compensation plans	—	—	(15,290)	(2)	7,912	—	—	7,910
Stock-based compensation	—	—	—	—	4,340,305	—	—	4,340,305
Unrealized gain on investment securities	—	—	—	—	—	(59,509)	—	(59,509)
Net Loss	—	—	—	—	—	—	(51,713,554)	(51,713,554)

Balance at December 31, 2007	—	$—	29,112,755	$2,911	$142,879,979	$4,524	$(114,429,344)	$28,458,070

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.
(a development stage company)

STATEMENTS OF CASH FLOWS

				Period from
				May 26, 2004
				(Inception) through
	Years Ended December 31,			December 31,
	2007	2006	2005	2007

Operating activities
Net loss	$(51,713,554)	$(52,172,941)	$(7,705,612)	$(114,429,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	515,763	221,681	36,876	782,709
Loss on disposal of assets	—	37,034	—	37,034
Stock-based compensation	4,340,305	2,134,958	—	6,476,074
Non-cash interest expense and impairment charges	8,622	7,535	183,000	244,158
Amortization of discount on note payable	106,190	84,128	—	190,317
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(153,505)	(322,238)	(470,160)	(1,001,916)
Accounts payable	(98,735)	1,087,289	647,272	1,704,336
Accrued liabilities and other liabilities	6,320,244	7,210,292	384,255	13,960,755

Net cash used in operating activities	(40,674,670)	(41,712,262)	(6,924,369)	(92,035,877)

Investing activities
Purchases of available-for-sale securities	—	—	(7,000,000)	(7,450,000)
Maturities of available-for-sale securities	—	7,000,000	—	7,000,000
Restricted cash	(1,286,152)	(1,581,130)	—	(2,867,282)
Purchases of property and equipment	(2,096,683)	(2,509,063)	(45,881)	(4,768,751)

Net cash (used in) provided by investing activities	(3,382,835)	2,909,807	(7,045,881)	(8,086,033)

Financing activities
Proceeds from issuance of common stock	7,910	56,827,683	106,000	56,964,093
Proceeds from sale of preferred stock, net	—	53,775,013	17,618,306	78,933,748
Borrowings under debt agreements	14,955,000	7,000,000	—	21,955,000
Payments under debt agreements	(2,338,010)	—	—	(2,338,010)

Net cash provided by financing activities	12,624,900	117,602,696	17,724,306	155,514,831

Net (decrease) increase in cash and cash equivalents	(31,432,605)	78,800,241	3,754,056	55,392,921
Cash and cash equivalents at beginning of period	86,825,526	8,025,285	4,271,229	—

Cash and cash equivalents at end of period	$55,392,921	$86,825,526	$8,025,285	$55,392,921

Supplemental disclosures
Issuance of warrants in connection with loan and security agreement	$473,876	$313,572	$—	$787,448
Assets acquired through lease concessions	$—	$1,190,530	$—	$1,190,530
Unrealized (loss) gain on investment securities	$(59,509)	$64,033	$—	$4,524
Cash paid for interest and fees	$693,288	$339,002	$—	$1,032,290

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

1.	The Company

Cadence Pharmaceuticals, Inc. (the “Company”) was incorporated in the state of Delaware in May 2004. The Company is a biopharmaceutical company focused on in-licensing, developing and commercializing proprietary product candidates principally for use in the hospital setting. The Company’s primary activities since incorporation have been conducting research and development activities, including clinical trials, of its product portfolio; organizational activities, including recruiting personnel, establishing office facilities; and raising capital to fund these activities. To date, the Company has in-licensed rights to Acetavancetm, formerly known as IV APAP, which is an intravenous formulation of acetaminophen, and Omigardtm, an omiganan pentahydrochloride 1% aqueous gel, both of which are product candidates currently being studied in Phase III clinical trials. Since the Company has not begun principal operations of commercializing either of its product candidates, the Company is considered to be a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

2.	Summary of Significant Accounting Policies

Reclassifications

Certain amounts in the December 31, 2006 financial statements have been reclassified to conform to the December 31, 2007 presentation. These reclassifications had no effect on net loss or stockholders’ equity as previously reported.

Management Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On a regular basis, the Company reviews its estimates to ensure the estimates appropriately reflect changes in its business or as new information becomes available. Management believes that these estimates are reasonable; however, actual results could materially differ from these estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalent, available-for-sale securities, accounts payable and accrued liabilities. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash and cash equivalents, accounts payable and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The fair value of available-for-sale securities is based upon market prices quoted on the last day of the fiscal period.

Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. These investments may include money market funds, U.S. Government agencies, corporate debt securities and commercial paper. As of December 31, 2007 and 2006, the Company’s cash equivalents were $54,301,722 and $86,127,068, respectively.

CADENCE PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Marketable Securities

The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. The Company’s investment policy set minimum credit quality criteria and maximum maturity limits on its investments to provide for safety of principle, liquidity and a reasonable rate of return. Investments for which maturity from the balance sheet date is greater than one year are classified as long-term investments in marketable securities. Available-for-sale securities are recorded at fair value, based on current market valuations. Unrealized holding gains and losses on available-for sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities sold.

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its investment holdings as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. As of December 31, 2007 and 2006, the fair value of the Company’s sole investment security was in excess of its carrying value. See Note 3 for further discussion.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash, cash equivalents and securities available-for-sale. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Additionally, the Company has established guidelines regarding diversification of its investments and their maturities, which are designed to maintain safety and liquidity.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one segment.

Property and Equipment

Property and equipment, including leasehold improvements, are stated at cost. Rent expense for operating leases is recorded on a straight-line basis over the life of the lease term. If a lease has a fixed and determinable escalation clause, the difference between the rent expense and rent paid is recorded as deferred rent and is included in prepaid expenses on the balance sheets. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which are generally as follows: seven years for manufacturing equipment; five years for furniture and equipment; and three years for computer equipment and software. Leasehold improvements are amortized over the shorter of their useful lives or the terms of the related leases. Asset lives are reviewed periodically to determine if appropriate and adjustments are made as necessary. Depreciation begins at the time the asset is placed in service. Maintenance and repairs are expensed as incurred.

For the years ended December 31, 2007, 2006 and 2005, the Company recorded depreciation expense of $515,763, $221,681 and $36,876, respectively. Since May 26, 2004 (inception) through December 31, 2007, the Company has incurred $782,709 of depreciation expense.

CADENCE PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. Although the Company has accumulated losses since inception, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value and, accordingly, the Company has not recognized any impairment losses through December 31, 2007.

Research and Development

The Company accounts for research and development costs in accordance with SFAS No. 2, Accounting for Research and Development Costs. SFAS No. 2 specifies that research and development costs should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all product costs should be capitalized until the product is available for general release to customers. The Company has determined that technological feasibility for its product candidates is reached when the requisite regulatory approvals are obtained to make the product available for sale. The Company’s research and development expenses consist primarily of license fees, salaries and related employee benefits, costs associated with clinical trials managed by the Company’s contract research organizations (“CROs”), and costs associated with non-clinical activities, such as regulatory and pre-commercialization manufacturing expenses. The Company uses external service providers and vendors to conduct clinical trials, to manufacture product candidates to be used in clinical trials and to provide various other research and development related products and services. Through December 31, 2007, the Company’s research and development expenses relate predominantly to the in-licensing and clinical trials of its Acetavance and Omigard product candidates.

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

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being

CADENCE PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. See Note 10 for further discussion.

Stock-Based Compensation

The Company has stock-based compensation plans, which are described in Note 9. The Company accounts for awards issued from these plans under the provisions of SFAS No. 123(R), Share-Based Payment, adopted on January 1, 2006. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors based on the estimated fair value of the award at the time of the grant. SFAS No. 123(R) supersedes the Company’s previous accounting practice for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations, and revises guidance in SFAS No. 123, Accounting for Stock-Based Compensation. The Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, using the prospective transition method and therefore, prior period results will not be restated. Under the transition method, the compensation cost related to all awards granted prior to, but not yet vested as of, the adoption date is recognized based on the grant-date fair value which is estimated in accordance with the original provisions of SFAS No. 123; however, those options issued prior to but unvested on January 1, 2006 and valued using the minimum value method are excluded from the options subject to SFAS No. 123(R). Compensation costs related to all awards granted after January 1, 2006 are recognized at the grant-date fair value of the award in accordance with the provisions of SFAS No. 123(R). Therefore, only the Company’s financial statements for the years ended December 31, 2007 and 2006 reflect the impact of SFAS No. 123(R).

Consistent with SFAS No. 123, SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment award on the date of grant using an option pricing model. The Company currently uses the Black-Scholes option pricing model to estimate the fair value of its stock-based awards. This option pricing model involves a number of estimates, including the expected lives of stock options, the Company’s anticipated stock volatility and interest rates. Stock-based compensation expense recognized during the period is based on the value of the portion of awards that is ultimately expected to vest and thus the gross expense is reduced for estimated forfeitures. Compensation expense for all stock-based payment awards was recognized using the straight-line method. The following table summarizes the average estimates the Company used in the Black-Scholes option pricing model for the years ended December 31, 2007 and 2006, to determine the fair value of stock options granted during each period:

	Years Ended December 31,
	2007	2006

Risk free interest rates	4.6%	5.0%
Expected life in years	6.0	6.1
Expected dividend yield	0.0%	0.0%
Expected volatility	66.2%	70.0%

The Company determines its risk-free interest rate assumption based on the U.S. Treasury yield for obligations with contractual lives similar to the expected lives of the Company’s share-based payment awards being valued. The weighted-average expected life of options was calculated using the simplified method as prescribed by Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107 due to the lack of relevant historical exercise data. This method is allowed in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 and was due to expire on December 31, 2007. However, in December 2007, the SEC issued SAB No. 110, which extends the opportunity to use the simplified method beyond December 31, 2007 under certain circumstances. The lack of relevant historical data is an acceptable circumstance under SAB No. 110 and the Company anticipates it will continue to use the simplified method until such data is

CADENCE PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

available. In addition, due to the Company’s limited historical stock price volatility data, the estimated volatility also reflects the application of SAB No. 107, incorporating the historical volatility of comparable companies whose share prices are publicly available. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Forfeitures are estimated based upon the historical and anticipated future experience. Based upon these assumptions, the Company has estimated the per share weighted-average grant date fair value of its options granted for the years ended December 31, 2007 and 2006 at $9.53 and $5.98, respectively.

On June 14, 2006, the Company commenced the initial public offering process, and based on the preliminary valuation information presented by the underwriters for its initial public offering, the Company reassessed the value of the common stock used to grant equity awards back to June 30, 2005. The reassessment of fair value was completed by management, all of whom are related parties and without the use of an unrelated valuation specialist, who concluded that the stock options granted to employees and directors in May and June of 2006 were at prices that were below the reassessed values. In the reassessment process, the Company’s management concluded that the original valuations did not give enough consideration to the impact of an initial public offering on the value of the common stock. Accordingly, for the 1,124,057 options granted at $1.36 per share in May 2006, and for the 259,500 options granted in June 2006 at $3.20 per share, the reassessed fair values were determined to be $6.60 per share and $7.70 per share, respectively. The reassessed values were determined by using the low end of the estimated offering range of $11.00 per share (as set forth on the red-herring prospectus), less a marketability discount of 40% and 30%, respectively, which reflects the estimated risk of not completing the initial public offering. The reassessed fair values may not be reflective of fair market value that would result from the application of other valuation methods, including accepted valuation methods for tax purposes.

Stock-based compensation expense recognized under SFAS No. 123(R) for the years ended December 31, 2007 and 2006 was $4,340,305 and $2,134,958, respectively. Since May 26, 2004 (inception), the Company has incurred $6,476,074 of stock-based compensation expense. The table below summarizes the stock-based compensation expense included in the Company’s statements of operations for the years ended December 31, 2007 and 2006, and for the period from May 26, 2004 (inception) through December 31, 2007:

			Period from
			May 26, 2004
			(Inception) through
	Years Ended December 31,		December 31,
	2007	2006	2007

Research and development	$1,243,173	$561,257	$1,804,430
Marketing	32,808	1,171	33,979
General and administrative	3,064,324	1,572,530	4,637,665

Stock-based compensation expense included in operating expenses	4,340,305	2,134,958	6,476,074

Total stock-based compensation expense included in loss from operations	$4,340,305	$2,134,958	$6,476,074

As of December 31, 2007, the total future compensation expense related to unvested stock options, net of estimated forfeitures, is expected to be approximately $12,118,023. This expense is expected to be recognized over a weighted-average period of approximately 17 months.

Prior to January 1, 2006, the Company applied the intrinsic-value-based method of accounting prescribed by APB No. 25, which required compensation expense to be recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price of the award. The effect on net loss as if the fair-value-based method had been applied to all outstanding and unvested awards in each period would have been less than a $10,000 increase in the net loss for each period in the period from May 26, 2004 (inception) through December 31, 2005. For purposes of disclosures required by SFAS No. 123, the estimated fair value of the options was amortized

CADENCE PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

on a straight-line basis over the vesting period. The fair value of these awards was estimated using the minimum value pricing model, with the following weighted-average assumptions for 2004 and 2005: risk-free interest rate of 3.53% and 4.17%, respectively; dividend yield of 0%; expected volatility of 0%; and a life of four years.

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

				Period from
				May 26, 2004
				(Inception) through
	Years Ended December 31,			December 31,
	2007	2006	2005	2007

Net loss	$(51,713,554)	$(52,172,941)	$(7,705,612)	$(114,429,344)
Other comprehensive income:
Net unrealized (loss) gain on available for sale investments	(59,509)	64,033	—	4,524

Comprehensive loss	$(51,773,063)	$(52,108,908)	$(7,705,612)	$(114,424,820)

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

The actual net loss per share amounts for the years ended December 31, 2007, 2006 and 2005 were computed based on the shares of common stock outstanding during the respective periods. The net loss per share for the year ended December 31, 2007 includes the full effect of the 6,900,000 common shares issued by the Company in the fourth quarter of 2006 and the conversion of the Company’s preferred stock into 19,907,605 common shares upon completion of the Company’s initial public offering. As a result of the issuance of these common shares, there is a lack of comparability in the basic and diluted net loss per share amounts for the years ended December 31, 2007, 2006 and 2005.

CADENCE PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the basic and diluted shares for the periods presented:

	Years Ended December 31,
	2007	2006	2005

Shares for basic and dilutive net loss per share:
Weighted average common shares outstanding	29,107,093	5,958,035	1,319,367
Weighted average unvested common shares subject to repurchase	(534,210)	(776,115)	(163,488)

Denominator for basic and diluted earnings per share	28,572,883	5,181,920	1,155,879

For the years ended December 31, 2007, 2006 and 2005, options and other exercisable convertible securities totaling 1,404,744, 2,459,352 and 7,421,076 shares, respectively, were excluded from the calculation as their effect would have been antidilutive.

In February 2008, the Company issued 9,240,307 common shares pursuant to an effective shelf registration. The effect of this transaction is not reflected in the loss per share calculation for the periods presented. See Note 13 for further discussion.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which impacts the accounting for business combinations. The statement requires changes in the measurement of assets and liabilities acquired in favor of a fair value method consistent with the guidance provided in SFAS No. 157. Additionally, the statement requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price. Adoption of this standard is required for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. The statement requires prospective application for all acquisitions after the date of adoption. The Company is currently accessing the effects of SFAS No. 141R and it is not expected to have a material impact on the Company’s financial statements.

In June 2007, the Emerging Issues Task Force (“EITF”) of the FASB reached consensus on Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF No. 07-03 provides that nonrefundable advance payments for goods that will be used or services that will be performed in future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF No. 07-03 is effective for reporting periods ending after December 15, 2007 and earlier application is not permitted. The Company is currently accessing the effects of EITF No. 07-03 and it is not expected to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows entities to account for most financial instruments at fair value rather than under other applicable generally accepted accounting principles, such as historical cost. The accounting results in the instrument being marked to fair value every reporting period with the gain/loss from a change in fair value recorded in the income statement. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company is currently assessing the effects of SFAS No. 159 on its financial statements and it is not expected to have a material impact on the Company’s financial statements.

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

3.	Available-for-Sale Securities

As partial consideration the Company received from its acquisition of the development and commercialization rights to the Migenix, Inc. (“Migenix”) omiganan pentahydrochloride product candidate in July 2004, the Company acquired 617,284 shares of Migenix common stock (see Note 8 for further discussion of the acquisition of these shares). The Company accounts for these shares as available-for-sale securities and they are included as other non-current assets in the balance sheet. At the time of acquisition, the shares were recorded at an initial cost of $450,000 and in 2005 and 2004, the Company recognized non-cash impairment charges on the shares of $183,000 and $45,000, respectively, related to decreases in the market value of the Migenix stock that were considered to be other-than-temporary. In determining if and when decreases in market value of the Company’s equity positions below their cost are other-than-temporary, the Company examines historical trends in stock prices and the financial condition of the issuers. If the Company determines that a decline in value is other-than-temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline. The Company recorded no similar charges for the years ended December 31, 2007 and 2006.

The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of the Company’s available-for-sale security at December 31, 2007 and 2006 consisted of the following:

		Gross	Gross
	Adjusted	Unrealized	Unrealized
	Cost Basis	Holding Gains	Holding Losses	Fair Value

At December 31, 2007
Available-for-sale:
Equity securities	$222,000	$4,524	$—	$226,524
At December 31, 2006
Available-for-sale:
Equity securities	$222,000	$64,033	$—	$286,033

During 2005, $7,000,000 of debt securities classified as available-for-sale matured. No gain or loss was recognized on the transaction as the carrying value of the securities approximated the fair value.

CADENCE PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Selected Financial Statement Data

	December 31,
	2007	2006

Property and equipment:
Leasehold improvements	$1,580,336	$1,572,690
Computer equipment and software	544,273	373,502
Furniture and fixtures	421,178	399,480
Manufacturing equipment	123,303	122,500
Construction in-process	3,213,617	1,317,852

	5,882,707	3,786,024
Accumulated depreciation	(743,169)	(227,406)

	$5,139,538	$3,558,618

Accrued liabilities:
Accrued patient costs	$4,284,550	$3,794,763
Accrued clinical research costs	2,893,214	1,226,041
Accrued manufacturing costs and equipment purchases	4,323,539	925,803
Accrued personnel costs	1,127,582	889,391
Other accrued liabilities	1,272,885	542,752

	$13,901,770	$7,378,750

5.	Loan and Security Agreement

In February 2006, the Company entered into a $7,000,000 Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank and Oxford Finance Corporation to provide growth capital to the Company. In June 2006, the Company drew down $7,000,000 under the Agreement at a fixed interest rate of 11.47%. In November 2007, the Company amended the Agreement and entered into the Second Amendment to Loan and Security Agreement (the “Second Amendment”) with the same parties and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., to secure an additional $15,000,000 credit facility. In December 2007, the Company drew down $15,000,000 under the Second Amendment in two separate draws of $5,000,000 and $10,000,000 with fixed interest rates of 7.83% and 7.74%, respectively, net of a $45,000 loan fee (the “loan fee”). In addition to the principal and interest, the Company is required to pay $375,000 at the termination of the credit facility (the “term loan final payment”). The loan fee and the warrants issued in connection with the loan (as described below), have been recognized as a discount on the loan issuance and will be amortized to interest expense throughout the life of the loan using an effective interest rate of 9.56%. The term loan payment is being accrued through interest expense over the life of the loan. All interest payable under the Second Amendment and the full amount of the term loan final payment must be paid upon any prepayment of the loan.

The loans are collateralized by substantially all the assets of the Company (excluding intellectual property). Under the terms of the Agreement, the Company may be precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and is subject to certain non-financial covenants and prepayment penalties. Upon the occurrence of an event of default, including a Material Adverse Change (as defined in the Agreement), the lenders may declare all outstanding amounts due and payable under the Agreement.

CADENCE PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

In August 2006, the Company began making the first of six interest-only payments on the $7,000,000 balance of the Agreement and in February 2007, began making the first of 30 equal principal and interest payments. Beginning in January 2008, the Company will make interest-only payments on the $15,000,000 balance of the Second Amendment for the first six months and thereafter will make 30 equal monthly principal and interest payments to fully amortize the balance. As of December 31, 2007 and 2006, the aggregate principal balance of the loans, net of the loan discount, included on the Company’s balance sheets was $19,030,277 and $6,770,556 respectively.

Warrants

In connection with the Agreement with Silicon Valley Bank and Oxford Finance Corporation, the Company issued two fully exercisable warrants to the lenders to purchase an aggregate of 385,000 shares of the Company’s Series A-2 preferred stock at an exercise price of $1.00 per share. These warrants became exercisable for 96,250 shares of the Company’s common stock, at an exercise price of $4.00 per share, upon the completion of the Company’s initial public offering in October 2006. The $313,572 fair value of the warrants was determined using the Black-Scholes valuation model, recorded as a discount to the note payable, and amortized to interest expense over the expected term of the loan agreement. The warrants were valued using the following assumptions: risk-free interest rate of 4.57%; dividend yield of 0.0%; expected volatility of 70.0%; and a contractual term of 10 years. In November 2006, one warrant was exercised for 48,125 shares of the Company’s common stock at a price of $9.45, resulting in 27,754 shares issued on a net exercise basis. In March 2007, the remaining warrant was exercised for 48,125 shares of the Company’s common stock at a price of $15.04, resulting in 35,325 shares issued on a net exercise basis. There were no further warrants outstanding as of December 31, 2007 related to the $7,000,000 draw on the Agreement.

In connection with the Second Amendment to the Agreement with Silicon Valley Bank, Oxford Finance Corporation and Merrill Lynch Capital, the Company issued six fully exercisable warrants to the lenders to purchase an aggregate of 50,331 shares of the Company’s common stock at an exercise price of $12.67 per share. The Company determined the fair value of these warrants to be $473,876, using the Black-Scholes valuation model. The value of the warrants were recorded as a discount to the note payable, and will be amortized to interest expense over the expected term of the loan agreement. The warrants were valued using the following assumptions: risk-free interest rate of 3.64%; dividend yield of 0.0%; expected volatility of 70.0%; and a contractual term of 7 years. As of December 31, 2007, all warrants related to Second Amendment were outstanding.

6.	Related Party Transactions

During 2004, a stockholder advanced $500,000 for pre-operating expenses and an exclusivity fee due for the collaboration and license agreement with Migenix (see Note 8). The advance was accounted for in accordance with the SEC SAB Topic 5T (SAB No. 79), Accounting for Expenses or Liabilities Paid by Principal Stockholder(s), which requires the Company to record expenses for services paid by stockholders for the benefit of the Company as if such expenses had been paid directly by the Company. The 531,915 shares of Series A-1 preferred stock issued in settlement of the $500,000 advance were valued at $0.94 per share, the price paid by new Series A-1 investors. The transaction was recorded as a $500,000 cash investment in Series A-1 preferred stock by the stockholder and a corresponding cash payment of $500,000 for operating expenses.

7.	Commitments and Contingencies

Leases

In 2004, the Company subleased its corporate headquarters under a non-cancelable operating lease that expired in September 2006. In May 2006, the Company entered into a six-year operating lease for 23,494 square feet of office space. The Company received certain tenant improvement allowances and rent abatement and has an

CADENCE PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

option to extend the lease for five years. Monthly rental payments are adjusted on an annual basis and the lease expires in September 2012. As security for the lease, the landlord required a letter of credit in the initial amount of $1,581,130. The letter of credit is collateralized by a certificate of deposit in the same amount that is classified as restricted cash in the balance sheet. The required amount subject to the letter of credit and corresponding certificate of deposit may be reduced by 22% on each of the first four anniversaries of the commencement of the lease. During the fourth quarter of 2007, the letter of credit was reduced by $347,848 in accordance with the agreement and the related restricted cash was adjusted for a like amount. In January 2007, the Company entered into a sublease agreement for a portion of its unused office space, through the third quarter of 2009.

The Company also leases certain office equipment under operating leases with terms that range from one to four years and expire in 2010. As of December 31, 2007, the total future minimum payments under operating leases were as follows:

2008	$1,096,294
2009	1,125,402
2010	1,151,829
2011	1,191,851
2012	917,676
Thereafter	—

$5,483,052

Future minimum lease payments have not been reduced by future minimum sublease rentals of $458,296. Rent expense, net of sublease rent income, for the years ended December 31, 2007, 2006 and 2005 was $576,124, $772,646 and $159,374, respectively. Since May 26, 2004 (inception) through December 31, 2007, the Company has incurred net rent expense of $1,553,106.

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

The agreement with Baxter also requires the Company to fund specified improvements at Baxter’s manufacturing facility and purchase certain equipment for use by Baxter in manufacturing Acetavance. The Company will reimburse Baxter for the facility improvements and expense these costs as incurred. The equipment purchased for the manufacturing of Acetavance to which the Company retains title will be capitalized and amortized over the life of the equipment. At the time of termination, the agreement requires the Company to reimburse Baxter for all reasonable costs for de-installation of the Company’s equipment and the restoration of Baxter’s manufacturing facility to its pre-installation condition. The Company is not able to reasonably estimate the cost and the timing of these expenses and therefore cannot reasonably estimate the fair value of the retirement obligation.

CADENCE PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

In anticipation of the execution of the agreement with Baxter, the Company entered into an irrevocable standby letter of credit in favor of Baxter in January 2007. The letter of credit was for an initial amount of $3,268,000 and was based on anticipated costs to be incurred by Baxter for the improvements at Baxter’s manufacturing facility and the purchase of equipment to be used by Baxter in the manufacturing of the finished drug product. Under the terms of the agreement, the amount of the letter of credit may be reduced quarterly following the execution of the agreement for the costs the Company has reimbursed Baxter to fund the specified facility improvements or equipment purchases. In December 2007, at the request of the Company and based upon the costs reimbursed to Baxter by the Company, the letter of credit was reduced $768,000 to $2,500,000. The letter of credit in favor of Baxter is collateralized by a certificate of deposit in the amount of $1,634,000 and may be drawn down in part or in whole by Baxter in the event the Company fails to perform its obligations to fund the specified facility improvements or equipment purchases.

8.	License Agreements and Acquired Development and Commercialization Rights

In July 2004, the Company in-licensed from Migenix the technology and the exclusive development and commercialization rights to its omiganan pentahydrochloride product candidate for the prevention and treatment of device-related, wound-related, and burn-related infections in North America and Europe. As consideration for the license, the Company paid a $2,000,000 up-front fee, of which $1,550,000 was allocated to the value of the acquired technology and $450,000 was recorded as other long-term assets in the accompanying balance sheet for the 617,284 shares of Migenix common stock acquired. The Company may also be required to make future milestone payments totaling up to $27,000,000 upon the achievement of various milestones related to regulatory or commercial events. In addition, the Company is obligated to pay a royalty on future net sales (as defined) of the licensed products and has the right to grant sublicenses to affiliates. The Company expects results from Phase III clinical trials for the licensed product in the second half of 2008 but does not expect FDA approval prior to 2010, if at all. Accordingly, all payments related to the Migenix agreement (other than for the acquisition of common stock) have been recognized as research and development expense.

In March 2006, the Company in-licensed the technology and the exclusive development and commercialization rights to its Acetavance product candidate in the U.S. and Canada from Bristol-Myers Squibb Company (“BMS”). BMS sublicensed these rights to the Company under a license agreement with SCR Pharmatop S.A. As consideration for the license, the Company paid a $25,000,000 up-front fee, and may be required to make future milestone payments totaling up to $40,000,000 upon the achievement of various milestones related to regulatory or commercial events. In addition, the Company is obligated to pay a royalty on net sales of the licensed products and has the right to grant sublicenses to third parties. The Company began Phase III clinical trials for the licensed product in the fourth quarter of 2006 but does not expect FDA approval prior to 2010, if at all. Accordingly, all payments related to the BMS agreement have been recognized as research and development expense.

9.	Stockholders’ Equity

Stock Split

In October 2006, the Company’s board of directors and stockholders approved a one-for-four reverse stock split of the Company’s outstanding common stock. These financial statements and accompanying notes to the financial statements give retroactive effect to the reverse stock split for all periods presented.

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

CADENCE PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Concurrent with the closing of the Company’s initial public offering, the Company filed its amended and restated certificate of incorporation, which authorized total capital stock of 110,000,000 shares, $0.0001 par value, of which 100,000,000 shares were designated Common Stock and 10,000,000 shares were designated Preferred Stock. The holders of Common Stock are entitled to one vote for each share of Common Stock for all matters submitted to a vote of the Company’s stockholders. Although no shares of Preferred Stock are currently issued, if such shares were issued, the designation, powers, preferences, and rights of any such series would be determined by the Company’s board of directors at the time of issuance.

Stock Options

In 2006, the Company adopted the 2006 Equity Incentive Award Plan (the “2006 Plan”) in connection with the Company’s initial public offering which became effective on October 24, 2006. Upon adoption of the 2006 Plan, the Company restricted future grants from its 2004 Equity Incentive Award Plan (the “2004 Plan”). The 2006 Plan initially reserved 2,100,000 shares of common stock for future issuance and allowed for the initial number of reserved shares to be increased by (i) the 90,772 shares of common stock that remained available for issuance under the 2004 Plan as of the effective date of the 2006 Plan and (ii) the number of shares under the 2004 Plan that are repurchased, forfeited, expired or cancelled on or after the effective date of the 2006 Plan. As of December 31, 2007, options to purchase 69,507 shares issued under the 2004 Plan have been repurchased, forfeited and/or cancelled since the effective date of the 2006 Plan, increasing the number of shares reserved for issuance under the 2006 Plan accordingly.

Beginning on January 1, 2008, the 2006 Plan allows for an annual increase in the number of shares available for issuance under the 2006 Plan by the lesser of (i) 4% of the outstanding common stock on January 1 and (ii) a lesser amount determined by the board of directors. An aggregate of 20,000,000 shares of common stock may be issued over the 10-year term of the 2006 Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans at December 31, 2007:

	Authorized(1)	Available	Outstanding

2004 Equity Incentive Plan	2,714,721	—	1,597,650
2006 Equity Incentive Plan	2,260,279	1,391,104	869,175

	4,975,000	1,391,104	2,466,825

(1)	In connection with the Company’s initial public in the fourth quarter of 2006, the 2004 Equity Incentive Plan was discontinued and the 90,772 shares of common stock that remained available for issuance under the 2004 Plan were transferred to the 2006 Plan. Further, options to purchase 69,507 shares of common stock previously granted under the 2004 Plan that were either repurchased, forfeited or cancelled subsequent to the discontinuance of the 2004 Plan have also been transferred to the 2006 Plan.

Options granted under the 2006 Plan expire no later than 10 years from the date of grant and generally vest over a four-year period. Vesting generally occurs at the rate of 25% at the end of the first year, and thereafter in 36 equal monthly installments. The exercise price of incentive stock options shall not be less than 100% of the fair value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may not be less than 110% of the fair value of the Company’s common stock on the date of grant. The Company issues new shares of common stock upon exercise of stock options.

CADENCE PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s stock option activity for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Options outstanding at beginning of period	1,664,967	$2.04	289,000	$0.40	261,250	$0.40
Granted	914,450	$14.92	1,812,402	$2.11	769,250	$0.40
Exercised	(24,898)	$1.96	(353,361)	$0.96	(741,500)	$0.40
Cancelled	(87,694)	$10.67	(83,074)	$1.32	—	$0.40

Options outstanding at end of period	2,466,825	$6.51	1,664,967	$2.04	289,000	$0.40

Exercisable at end of period	1,570,407	$2.22	1,519,731	$1.96	159,880	$0.40

The aggregate exercise date intrinsic value of options exercised during 2007 and 2006 was $332,642 and $3,295,433, respectively. Options exercised in 2005 had no intrinsic value on the exercise date. Fully vested outstanding options at December 31, 2007 had an aggregate intrinsic value of $9,451,129, based upon the Company’s closing stock price on that date of $14.86 per share. The aggregate intrinsic value of all outstanding options at December 31, 2007 was $21,203,243. As of December 31, 2007, 746,260 shares acquired through the early exercise of options were subject to repurchase by the Company until they vest in accordance with the vesting schedule applicable to the underlying option.

The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2007:

	Options Outstanding			Option Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
Range of	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life - Years	Exercise Price	Exercisable	Exercise Price

$ 0.40 - $ 5.00	1,597,650	8.32	$1.96	1,531,124	$1.96
$ 5.01 - $10.00	8,100	8.88	$9.45	2,287	$9.45
$10.01 - $15.00	349,575	9.55	$13.63	36,996	$12.31
$15.01 - $17.32	511,500	9.27	$15.83	—	NA

$ 0.40 - $17.32	2,466,825	8.69	$6.51	1,570,407	$2.22

10.	Income Taxes

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 2004 and forward are subject to examination by the Federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest and/or penalties related to income tax matters in the Company’s balance sheets at December 31, 2007 and 2006, and has recognized no interest and/or penalties in the Company’s statement of operations for the years ended December 31, 2007, 2006 and 2005, respectively.

CADENCE PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company adopted the provisions of FIN No. 48 on January 1, 2007. On the date of adoption of FIN No. 48, there were no unrecognized tax benefits and thus the Company did not recognize an increase in the liability for unrecognized tax benefits. Further, there are no unrecognized tax benefits included in the Company’s balance sheet at December 31, 2007.

The Company has not completed a Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. Until this analysis has been completed, the Company has removed the deferred tax assets for net operating losses of approximately $33,267,000 and research and development credits of approximately $1,989,000 generated through 2007 from its deferred tax asset schedule, and has recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its unrecognized tax benefits under FIN No. 48. The Company does not expect this analysis to be completed within the next 12 months and, as a result, the Company does not expect that the unrecognized tax benefits will change within 12 months of this reporting date. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

Significant components of the Company’s deferred tax assets for federal and state income taxes at December 31, 2007 and 2006 are shown below. A valuation allowance has been established as realization of such deferred tax assets has not met the more likely than not threshold requirement under SFAS No. 109.

	December 31,
	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$—	$13,089,000
Tax credit carryforwards	—	1,405,000
Capitalized research and development	9,514,000	10,269,000
Other, net	2,765,000	1,799,000

	12,279,000	26,562,000
Valuation allowance for deferred tax assets	(12,279,000)	(26,562,000)

Net deferred taxes	$—	$—

At December 31, 2007, the Company had federal and state net operating loss carryforwards of approximately $81,645,000 and $81,648,000, respectively. The federal and state tax loss carryforwards will begin to expire in 2024 and 2014, respectively, unless previously utilized. The Company also had federal research and development tax credit carryforwards of approximately $1,515,000 which will begin expiring in 2024 unless previously utilized. The Company had state research and development tax credit carryforwards of approximately $730,000 which carryforward indefinitely.

11.	Employee Benefit Plan

The Company has a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code covering substantially all employees. Employees may contribute up to 100% of their annual compensation up to the maximum annual amount prescribed by the IRS. The Company may elect to make a discretionary contribution or match a discretionary percentage of employee contributions. During 2007, 2006 and 2005, the Company elected not to make any contributions to the plan.

CADENCE PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

12.	Summarized Quarterly Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 31, 2007 and 2006 are as follows:

	Fiscal Year 2007 Quarters
	1st	2nd	3rd	4th	Total

Total operating expenses	$10,371,579	$15,657,285	$13,602,799	$14,602,203	$54,233,866
Net loss	(9,559,698)	(14,934,589)	(12,986,435)	(14,232,832)	$(51,713,554)
Basic and diluted net loss per share(1)(3)	$(0.34)	$(0.52)	$(0.45)	$(0.50)	$(1.81)

	Fiscal Year 2006 Quarters
	1st(2)	2nd	3rd	4th	Total

Total operating expenses	$29,368,353	$6,580,138	$7,994,458	$9,640,248	$53,583,197
Net loss	$(29,241,080)	$(6,198,805)	$(7,782,841)	$(8,950,215)	$(52,172,941)
Basic and diluted net loss per share(1)(3)	$(23.84)	$(4.92)	$(6.01)	$(0.53)	$(10.07)

(1)	Loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share may not necessarily equal the total for the year.

(2)	In the first quarter of 2006, the Company acquired the in-license rights to Acetavance. At this time the Company expensed and paid an upfront fee and related costs of approximately $25,300,000.

(3)	In the fourth quarter of 2006, the Company completed its initial public offering whereby the Company sold 6,900,000 shares of common stock at $9.00 per share and received net proceeds of $55,895,148 (after underwriting discounts and offering costs). As a result of the issuance of 6,900,000 shares of common stock in the Company’s initial public offering in the fourth quarter of 2006 and the conversion of the Company’s preferred stock into 19,907,605 shares of common stock upon completion of the Company’s initial public offering, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented.

13.	Subsequent Events

In February 2008, the Company issued 9,240,307 shares of its common stock at a purchase price of $5.34 per share pursuant to an effective shelf registration. The registered direct offering raised proceeds, net of offering costs, of approximately $49,000,000. The purchasers in the offering were comprised of new investors and existing stockholders, including executive officers of the Company.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosures controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Security and Exchange Commission rules and forms. Management has determined that there were no significant changes to our internal control over financial reporting during the year or quarter ended December 31, 2007 that has materially effected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and as implemented in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles general accepted in the U.S. All internal control systems, no matter how well designed, have inherent limitations. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the company’s financial statements.

Management has adopted the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework to evaluate the effectiveness of our internal control over financial reporting. Management’s evaluation of the results of testing included consideration of susceptibility to loss or fraud, subjectivity, complexity, the extent of judgment, the amount and volume of the transactions exposed to the deficiency, the existence of mitigating controls, the cause of detected exceptions, how the exception was detected, the pervasiveness of the exception, the significance of the deviation from policy and the frequency of exceptions relative to the frequency of operation.

Indicators of deficiencies that may be material weaknesses and are at least significant include restatement, material misstatement in the current period, ineffective Audit Committee oversight, ineffective internal audit function, identification of fraud of any magnitude by management, significant deficiencies that remain uncorrected for some period of time, ineffective control environment, and the aggregate effect of all deficiencies.

As of December 31, 2007, management assessed the effectiveness of our internal control over financial reporting, and concluded that such control over financial reporting was effective and there were no material weaknesses in our internal control over financial reporting that have been identified by management. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2007 and is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and
Stockholders of Cadence Pharmaceuticals, Inc.

We have audited Cadence Pharmaceuticals, Inc.’s (a development stage company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cadence Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Cadence Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Cadence Pharmaceuticals, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 and the period from May 26, 2004 (inception) through December 31, 2007, of Cadence Pharmaceuticals, Inc. and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Diego, California
March 11, 2008

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item will be included under the captions Election of Directors, Executive Compensation and Other Information, Section 16(a) Beneficial Ownership Reporting Compliance, and Committees of the Board contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our year ended December 31, 2007 pursuant to Regulation 14A, which information is incorporated herein by reference. Information regarding our code of ethics is included in our Code of Business Conduct and Ethics that applies to our officers, directors and employees. This Code of Business Conduct and Ethics contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. The Code of Business Conduct and Ethics is available on our website at www.cadencepharm.com by selecting the “Investor Relations” tab followed by the “Corporate Governance” tab, located under the title “Essential Corporate Documents,” and is incorporated herein by reference to this Annual Report on Form 10-K.

Item 11.	Executive Compensation

We maintain employee compensation programs and benefit plans in which our executive officers are participants. Copies of these plans and programs are set forth or incorporated by reference as Exhibits to this report. The information required by this item will be included in our definitive Proxy Statement under the caption Executive Compensation and Other Information to be filed with the Commission within 120 days after the conclusion of our year ended December 31, 2007 pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included under the caption Security Ownership of Certain Beneficial Owners and Management contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our year ended December 31, 2007 pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included under the captions Certain Relationships and Related Transactions, and Board Independence contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our year ended December 31, 2007 pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item will be included under the caption Ratification of Selection of Independent Registered Public Accounting Firm contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our year ended December 31, 2007 pursuant to Regulation 14A, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Financial Statements. The following financial statements of Cadence Pharmaceuticals, Inc., together with the report thereon of Ernst & Young LLP, required to be filed pursuant to Part II, Item 8 of this Annual Report on Form 10-K, are included on pages 68 through 88, as follows:

Page

Report of Independent Registered Public Accounting Firm	68
Balance Sheets at December 31, 2007 and 2006	69
Statements of Operation for the years ended December 31, 2007, 2006 and 2005, and for the period from May 26, 2004 (inception) through December 31, 2007	70
Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005, and for the period from May 26, 2004 (inception) through December 31, 2004	71
Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005, and for the period from May 26, 2004 (inception) through December 31, 2007	72
Notes to Financial Statements	73

(2) Financial Statements Schedules.  All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits.

Exhibit
Number		Description of Exhibit

3.1		Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33103) for the period ended September 30, 2006 as filed with the SEC on November 30, 2006
3.2		Amended and Restated Bylaws of the Registrant, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33103) for the period ended September 30, 2006 as filed with the SEC on November 30, 2006
3	.2.1	Amendment of Amended and Restated Bylaws of the Registrant, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 17, 2007
4.1		Form of the Registrant’s Common Stock Certificate, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33103) for the period ended September 30, 2006 as filed with the SEC on November 30, 2006
4.2		Amended and Restated Investor Rights Agreement dated February 21, 2006, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-135821) as filed with the SEC on July 17, 2006
4.5		Registration Rights Waiver and Amendment dated November 29, 2007, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 3, 2007
4.6		Form of Warrant to Purchase Stock issued to Silicon Valley Bank on November 30, 2007, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 3, 2007
4.7		Form of Warrant to Purchase Stock issued to Oxford Finance Corporation on November 30, 2007, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 3, 2007

Exhibit
Number		Description of Exhibit

4.8		Form of Warrant to Purchase Stock issued to Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., on November 30, 2007, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 3, 2007
10	.1#	Form of Director and Executive Officer Indemnification Agreement, incorporated herein by reference to the corresponding exhibit to Amendment No. 1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-135821) as filed with the SEC on August 30, 2006
10	.3#	2004 Equity Incentive Award Plan and forms of option agreements thereunder, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-138226) as filed with the SEC on October 26, 2006
10	.5#	2006 Equity Incentive Award Plan and forms of option and restricted stock agreements thereunder, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-138226) as filed with the SEC on October 26, 2006
10.6		Form of Amended and Restated Restricted Common Stock Purchase Agreement, incorporated herein by reference to the corresponding exhibit to Amendment No. 1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-135821) as filed with the SEC on August 30, 2006
10.9		Lease dated May 12, 2006 by and between the Registrant and Prentiss/Collins Del Mar Heights LLC, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-135821) as filed with the SEC on July 17, 2006
10	.10†	Collaboration and License Agreement dated July 30, 2004 by and between the Registrant and Migenix Inc. (formerly Micrologix Biotech Inc.) , incorporated herein by reference to the corresponding exhibit to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-135821) as filed with the SEC on September 25, 2006
10	.11†	IV APAP Agreement (U.S. and Canada) dated February 21, 2006 by and between the Registrant and Bristol-Myers Squibb Company, incorporated herein by reference to the corresponding exhibit to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-135821) as filed with the SEC on September 25, 2006
10	.12†	License Agreement dated December 23, 2002 by and among SCR Pharmatop and Bristol-Myers Squibb Company, incorporated herein by reference to the corresponding exhibit to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-135821) as filed with the SEC on September 25, 2006
10	.13†	Loan and Security Agreement dated February 17, 2006 by and among the Registrant, Silicon Valley Bank and Oxford Finance Corporation, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-135821) as filed with the SEC on July 17, 2006
10	.15†	Engagement Letter dated May 19, 2005 by and between the Registrant and Clearview Projects, Inc., incorporated herein by reference to the corresponding exhibit to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-135821) as filed with the SEC on September 25, 2006
10	.16†	Amendment No. 1 dated October 6, 2006 to Collaboration and License Agreement dated July 30, 2004 by and between the Registrant and Migenix, Inc. (formerly Micrologix Biotech Inc.), incorporated herein by reference to the corresponding exhibit to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-135821) as filed with the SEC on October 10, 2006
10	.17†	Development and Supply Agreement by and between Cadence Pharmaceuticals, Inc. and Baxter Healthcare Corporation dated July 18, 2007. incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on July 23, 2007
10	.18#	Form of Amended and Restated Employment Agreement, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33103) for the period ended September 30, 2007 as filed with the SEC on November 17, 2007

Exhibit
Number		Description of Exhibit

10	.19#	Amended and Restated Director Compensation Policy, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33103) for the period ended September 30, 2007 as filed with the SEC on November 17, 2007
10.20		Second Amendment to Loan and Security Agreement dated November 30, 2007 by and among the Company and Oxford Finance Corporation, Silicon Valley Bank and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 3, 2007
10.21		Common Stock Purchase Agreement dated February 14, 2008, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on February 15, 2008
10	.22#±	2007 Corporate Bonus Plan
10	.23#±	2008 Corporate Bonus Plan
23	.1±	Report and Consent of Independent Registered Public Accounting Firm
31	.1±	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2±	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1±	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

±	Included in this Report.

#	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

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

Dated: March 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Theodore R. Schroeder Theodore R. Schroeder	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2008

/s/ William R. LaRue William R. LaRue	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)	March 13, 2008

/s/ Cam L. Garner Cam L. Garner	Chairman of the Board of Directors	March 13, 2008

/s/ Brian G. Atwood Brian G. Atwood	Director	March 13, 2008

/s/ Samuel L. Barker, Ph.D. Samuel L. Barker, Ph.D.	Director	March 13, 2008

/s/ Michael A. Berman, M.D. Michael A. Berman, M.D.	Director	March 13, 2008

/s/ James C. Blair, Ph.D. James C. Blair, Ph.D.	Director	March 13, 2008

/s/ Alan D. Frazier Alan D. Frazier	Director	March 13, 2008

/s/ Christopher J. Twomey Christopher J. Twomey	Director	March 13, 2008