Form 10-Q
period 2008-03-31
CADENCE PHARMACEUTICALS INC
filed 2008-05-09
CIK 1333248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2008, there were 38,355,239 shares of the Registrant’s Common Stock outstanding.

CADENCE PHARMACEUTICALS, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Balance Sheets at March 31, 2008 and December 31, 2007	1
	Condensed Statements of Operations for the three months ended March 31, 2008 and 2007 and for the period from May 26, 2004 (inception) through March 31, 2008	2
	Condensed Statements of Cash Flows for the three months ended March 31, 2008 and 2007 and for the period from May 26, 2004 (inception) through March 31, 2008	3
	Notes to Condensed Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Qualitative and Quantitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Submission of Matters to a Vote of Security Holders	48
Item 5.	Other Information	48
Item 6.	Exhibits	48

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$91,443,447	$55,392,921
Restricted cash	1,981,848	1,981,848
Prepaid expenses	963,910	751,046
Other current assets	247,977	208,275

Total current assets	94,637,182	58,334,090

Property and equipment, net	5,280,094	5,139,538
Restricted cash	885,434	885,434
Other assets	242,743	252,963

Total assets	$101,045,453	$64,612,025

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,943,002	$1,974,991
Accrued liabilities	13,306,016	13,901,770
Current portion of long-term debt	7,127,222	5,617,928

Total current liabilities	23,376,240	21,494,689

Deferred rent	1,159,187	1,224,869
Long-term debt, less current portion and discount of $575,946 and $642,130, respectively	11,308,814	13,412,349
Other long-term liabilities	22,048	22,048

Total liabilities	35,866,289	36,153,955

Commitments and contingencies (Note 8)

Stockholders’ equity :
Common stock, $0.0001 par value; 100,000,000 shares authorized, 38,353,062 shares and 29,112,755 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	3,835	2,911
Additional paid-in capital	193,368,465	142,879,979
Accumulated other comprehensive (loss) income	(46,877)	4,524
Deficit accumulated during the development stage	(128,146,259)	(114,429,344)

Total stockholders’ equity	65,179,164	28,458,070

Total liabilities and stockholders’ equity	$101,045,453	$64,612,025

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Period from May 26, 2004 (Inception) through
	2008	2007	March 31, 2008
Operating expenses:
Research and development	$10,478,047	$8,241,804	$108,095,748
Marketing	583,702	302,183	4,541,296
General and administrative	2,667,038	1,827,592	19,488,820
Other	28,257	—	28,257

Total operating expenses	13,757,044	10,371,579	132,154,121

Loss from operations	(13,757,044)	(10,371,579)	(132,154,121)

Other income (expense):
Interest income	550,380	1,031,890	6,164,900
Interest expense	(506,856)	(220,009)	(1,871,997)
Other expense	(3,395)	—	(285,041)

Total other income, net	40,129	811,881	4,007,862

Loss before income tax	(13,716,915)	(9,559,698)	(128,146,259)

Net loss	$(13,716,915)	$(9,559,698)	$(128,146,259)

Basic and diluted net loss per share(1)	$(0.42)	$(0.34)

Shares used to compute basic and diluted net loss per share(1)	32,921,093	28,402,352

(1)

As a result of the issuance of 9,240,307 shares of common stock pursuant to an effective shelf registration in the first quarter of 2008, there is a lack of comparability in the per share amounts between the 2008 and 2007 periods presented. Please see Note 4 for further discussion.

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,		Period from May 26, 2004 (Inception) through
	2008	2007	March 31, 2008
Operating activities
Net loss	$(13,716,915)	$(9,559,698)	$(128,146,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	127,860	121,967	910,569
Loss on disposal of assets	28,257	—	65,291
Stock-based compensation	1,350,393	723,818	7,826,467
Non-cash interest expense	10,069	2,055	254,227
Amortization of discount on note payable	66,184	22,944	256,501
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(302,567)	(9,558)	(1,304,483)
Accounts payable	987,595	1,152,705	2,691,931
Accrued liabilities and other liabilities	(661,436)	1,076,316	13,299,319

Net cash used in operating activities	(12,110,560)	(6,469,451)	(104,146,437)

Investing activities
Purchases of marketable securities	—	—	(7,450,000)
Maturities of marketable securities	—	—	7,000,000
Restricted cash	—	(1,634,000)	(2,867,282)
Purchases of property and equipment	(296,868)	(872,850)	(5,065,619)
Proceeds from the sale of property and equipment	195	—	195

Net cash used in investing activities	(296,673)	(2,506,850)	(8,382,706)

Financing activities
Proceeds from issuance of common stock, net	49,139,017	500	106,103,110
Proceeds from sale of preferred stock, net	—	—	78,933,748
Borrowings under debt agreements	—	—	21,955,000
Payments under debt agreements	(681,258)	(407,099)	(3,019,268)

Net cash provided by (used in) financing activities	48,457,759	(406,599)	203,972,590

Net increase (decrease) in cash and cash equivalents	36,050,526	(9,382,900)	91,443,447
Cash and cash equivalents at beginning of period	55,392,921	86,825,526	—

Cash and cash equivalents at end of period	$91,443,447	$77,442,626	$91,443,447

Supplemental disclosures
Issuance of warrants in connection with loan and security agreement	$—	$—	$787,448
Assets acquired through lease concessions	$—	$—	$1,190,530
Unrealized (loss) gain on investment securities	$(51,401)	$97,478	$(46,877)
Cash paid for interest and fees	$391,650	$198,788	$1,423,940

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	The Company

Cadence Pharmaceuticals, Inc. (the “Company”) was incorporated in the state of Delaware in May 2004. The Company is a biopharmaceutical company focused on in-licensing, developing and commercializing proprietary product candidates principally for use in the hospital setting. The Company’s primary activities since incorporation have been conducting research and development activities, including clinical trials, of its product portfolio; organizational activities, including recruiting personnel, establishing office facilities; and raising capital to fund these activities. To date, the Company has in-licensed rights to Acetavance™, formerly known as IV APAP, which is an intravenous formulation of acetaminophen, and Omigard™, an omiganan pentahydrochloride 1% aqueous gel, both of which are product candidates currently being studied in Phase III clinical trials. Since the Company has not begun principal operations of commercializing either of its product candidates, the Company is considered to be a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

2.	Summary of Significant Accounting Policies

Reclassifications

Where necessary, prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on net loss or stockholders’ equity as previously reported.

Basis of Presentation

The Company has prepared the accompanying unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. In the opinion of the Company’s management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair presentation of the results of the interim periods presented have been included. These condensed financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2007, as included in the Company’s 2007 Annual Report on Form 10-K as filed with the SEC on March 13, 2008.

Stock-Based Compensation

SFAS No. 123(R), Share-Based Payment, requires companies to estimate the fair value of stock-based payment award on the date of grant using an option pricing model. The Company currently uses the Black-Scholes option pricing model to estimate the fair value of its stock-based awards. This option pricing model involves a number of estimates, including the expected lives of stock options, the Company’s anticipated stock volatility and interest rates. Stock-based compensation expense recognized during the period is based on the value of the portion of awards that is ultimately expected to vest and thus the gross expense is reduced for estimated forfeitures. Compensation expense for all stock-based payment awards was recognized using the straight-line method. The following table summarizes the average estimates the Company used in the Black-Scholes option-pricing model during the three months ended March 31, 2008 and 2007, to determine the fair value of employee stock options granted during each period:

	Three Months Ended March 31,
	2008	2007
Risk free interest rates	2.7%	4.5%
Expected life in years	6.1 years	6.1 years
Expected dividend yield	0.0%	0.0%
Expected volatility	70.0%	66.0%

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2008 and 2007 was $1,350,393 and $723,818, respectively. Since May 26, 2004 (inception) through March 31, 2008, the Company has incurred $7,826,467 of stock-based compensation expense. The table below summarizes the stock-based compensation expense included in the Company’s statements of operations for the periods presented:

	Three Months Ended March 31,		Period from May 26, 2004 (Inception) through
	2008	2007	March 31, 2008
Research and development	$397,204	$193,635	$2,201,634
Marketing	13,928	865	47,907
General and administrative	939,261	529,318	5,576,926

Stock-based compensation expense included in operating expenses	1,350,393	723,818	7,826,467

Total stock-based compensation expense included in loss from operations	$1,350,393	$723,818	$7,826,467

Fair Value Reporting

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect market assumptions. SFAS No. 157 classifies these inputs into the following fair value hierarchy:

Level 1 Inputs	–	Quoted prices for identical instruments in active markets.

Level 2 Inputs	–	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable.

Level 3 Inputs	–	Valuation derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

Currently, all of the Company’s financial instruments are valued using level 1 inputs. The following table presents further detail of the financial instruments carried at fair value on the Company’s condensed balance sheet as of March 31, 2008:

Description	Quoted market prices in active markets (Level 1)	Internal models with significant observable market parameters (Level 2)	Internal models with significant unobservable market parameters (Level 3)	Total carrying value in the condensed balance sheet
Cash and cash equivalents:
Money market funds	$90,028,912	$—	$—	$90,028,912
Other assets:
Available-for-sale equity securities	175,123	—	—	175,123

Total assets at fair value	$90,204,035	$—	$—	$90,204,035

3.	Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also requires disclosure about an entity’s strategy and objectives for using derivatives, the fair values of derivative instruments and their related gains and losses. SFAS No. 161 is effective for reporting periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently reviewing the effects of SFAS No. 161; however, the adoption is not expected to have a material impact as the Company does not currently hold derivative instruments.

Effective January 1, 2008, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF No. 07-03 provides that nonrefundable advance payments for goods that will be used, or services that will be performed in future research and development activities, should be deferred and capitalized until the goods have been delivered or the related services have been rendered. The adoption of EITF No. 07-03 did not have a material impact on the Company’s financial position, cash flow or results of operations.

Also effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to account for most financial instruments at fair value rather than under other applicable generally accepted accounting principles, such as historical cost. The accounting results in the instrument being marked to fair value every reporting period with the gain/loss from a change in fair value recorded in the income statement. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position, cash flow or results of operations.

4.	Net Loss Per Share

Net loss per share is presented as basic and diluted net loss per share. Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

The actual net loss per share amounts for the three months ended March 31, 2008 and 2007 were computed based on the shares of common stock outstanding during the respective periods. The net loss per share for the three months ended March 31, 2008 includes the effect of the 9,240,307 common shares issued by the Company in the first quarter of 2008 pursuant to an effective shelf registration. As a result of the issuance of these common shares, there is a lack of comparability in the basic and diluted net loss per share amounts for the three month periods ended March 31, 2008 and 2007.

The following is a reconciliation of the basic and diluted shares for the periods presented:

	Three Months Ended March 31,
	2008	2007
Shares for basic and dilutive net loss per share:

Weighted average common shares outstanding	33,275,970	29,094,933
Weighted average unvested common shares subject to repurchase	(354,877)	(692,581)

Denominator for basic and diluted earnings per share	32,921,093	28,402,352

For the three months ended March 31, 2008 and 2007, options and other exercisable convertible securities totaling 3,011,331 and 2,677,320 shares, respectively, were excluded from the calculation as their effect would have been antidilutive.

5.	Comprehensive Loss

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

	Three Months Ended March 31,		Period from May 26, 2004 (Inception) through
	2008	2007	March 31, 2008
Net loss	$(13,716,915)	$(9,559,698)	$(128,146,259)

Other comprehensive income:
Net unrealized (loss) gain on available-for-sale investments	(51,401)	97,478	(46,877)

Comprehensive loss	$(13,768,316)	$(9,462,220)	$(128,193,136)

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.	Property and Equipment

Property and equipment for operations were as follows:

	March 31, 2008	December 31, 2007
Leasehold improvements	$1,580,336	$1,580,336
Computer equipment and software	493,259	544,273
Furniture and fixtures	427,811	421,178
Manufacturing equipment	123,303	123,303
Construction in-process	3,489,186	3,213,617

	6,113,895	5,882,707

Less accumulated depreciation	(833,801)	(743,169)

Total	$5,280,094	$5,139,538

For the three months ended March 31, 2008 and 2007, the Company incurred depreciation expense of $127,860 and $121,967, respectively. Since May 26, 2004 (inception) through March 31, 2008, the Company has incurred depreciation expense of $910,569.

7.	Loan and Security Agreement

In February 2006, the Company entered into a $7,000,000 Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank and Oxford Finance Corporation to provide growth capital to the Company. In June 2006, the Company drew down $7,000,000 under the Agreement at a fixed interest rate of 11.47%. In November 2007, the Company amended the Agreement and entered into the Second Amendment to Loan and Security Agreement (the “Second Amendment”) with the same parties and GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services Inc.), to secure an additional $15,000,000 credit facility. In December 2007, the Company drew down $15,000,000 under the Second Amendment in two separate draws of $5,000,000 and $10,000,000 with fixed interest rates of 7.83% and 7.74%, respectively, net of a $45,000 loan fee (the “loan fee”). In addition to the principal and interest, the Company is required to pay $375,000 at the termination of the credit facility (the “term loan final payment”). The loan fee and the warrants issued in connection with the loan (as described below), have been recognized as a discount on the loan issuance which, together with the fixed interest rates, will be amortized to interest expense throughout the life of the loan using an effective interest rate of 9.56%. The term loan payment is being accrued through interest expense over the life of the loan. All interest payable under the Second Amendment and the full amount of the term loan final payment must be paid upon any prepayment of the loan.

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

In August 2006, the Company began making the first of six interest-only payments on the $7,000,000 balance of the Agreement and in February 2007, began making the first of 30 equal principal and interest payments. In January 2008, the Company began making the first of six interest-only payments on the $15,000,000 balance of the Second Amendment and thereafter will make 30 equal monthly principal and interest payments to fully amortize the balance. At the termination of the $15,000,000 credit facility, the Company will also pay the $375,000 term loan final payment.

As of March 31, 2008 and December 31, 2007, the aggregate principal balance of the loans, net of the loan discount, included on the Company’s condensed balance sheets was $18,436,036 and $19,030,277, respectively.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

In connection with the Second Amendment to the Agreement with Silicon Valley Bank, Oxford Finance Corporation and GE Business Financial Services Inc., the Company issued six fully exercisable warrants to the lenders to purchase an aggregate of 50,331 shares of the Company’s common stock at an exercise price of $12.67 per share. The Company determined the fair value of these warrants to be $473,876, using the Black-Scholes valuation model. The value of the warrants were recorded as a discount to the note payable, and will be amortized to interest expense over the expected term of the loan agreement. The warrants were valued using the following assumptions: risk-free interest rate of 3.64%; dividend yield of 0.0%; expected volatility of 70.0%; and a contractual term of 7 years. As of March 31, 2008, all warrants related to the Second Amendment were outstanding.

8.	Commitments and Contingencies

Leases

In May 2006, the Company entered into a six-year operating lease for 23,494 square feet of office space. The Company received certain tenant improvement allowances and rent abatement and has an option to extend the lease for five years following the expiration of the initial term. Monthly rental payments are adjusted on an annual basis and the lease expires in September 2012. As security for the lease, a letter of credit in the initial amount of $1,581,130 was required by the landlord. The letter of credit is collateralized by a certificate of deposit in the same amount that is classified as restricted cash in the Company’s balance sheet. The required amount subject to the letter of credit and corresponding certificate of deposit may be reduced by 22% on each of the first four anniversaries of the commencement of the lease. During the fourth quarter of 2007, the letter of credit was reduced by $347,848 in accordance with the agreement and the related restricted cash was adjusted by a like amount.

In January 2007, the Company entered into a sublease agreement for a portion of its unused office space, to be in effect through the third quarter of 2009. Rent expense, net of sublease rent income, for the three months ended March 31, 2008 and 2007 was $138,244 and $163,006, respectively. Since May 26, 2004 (inception) through March 31, 2008, the Company has incurred net rent expense of $1,716,112.

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

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

of units each year following regulatory approval, or pay Baxter an amount equal to the per-unit purchase price multiplied by the amount of the shortfall. Further, the Company is obligated to reimburse Baxter for all reasonable costs directly related to work performed by Baxter in support of any change in the active pharmaceutical ingredient (“API”) source or API manufacturing process.

The agreement with Baxter also requires the Company to fund specified improvements at Baxter’s manufacturing facility and purchase certain equipment for use by Baxter in manufacturing Acetavance. The Company will reimburse Baxter for the facility improvements and expense these costs as incurred. The equipment purchased for the manufacturing of Acetavance to which the Company retains title will be capitalized and amortized over the life of the equipment. At the time of termination, the agreement requires the Company to reimburse Baxter for all reasonable costs for de-installation of the Company’s equipment and the restoration of Baxter’s manufacturing facility to its pre-installation condition. The Company is not able to reasonably estimate the cost and the timing of these expenses at this time and therefore cannot reasonably estimate the fair value of the retirement obligation.

In anticipation of the execution of the agreement with Baxter, the Company entered into an irrevocable standby letter of credit in favor of Baxter in January 2007. The letter of credit was for an initial amount of $3,268,000 and was based on anticipated costs to be incurred by Baxter for the improvements at Baxter’s manufacturing facility and the purchase of equipment to be used by Baxter in the manufacturing of the finished drug product. Under the terms of the agreement, the amount of the letter of credit may be reduced quarterly following the execution of the agreement for the costs the Company has reimbursed Baxter to fund the specified facility improvements or equipment purchases. In December 2007, at the request of the Company and based upon the costs reimbursed to Baxter by the Company, the letter of credit was reduced by $768,000 to $2,500,000. The letter of credit in favor of Baxter is collateralized by a certificate of deposit in the amount of $1,634,000 and may be drawn down in part or in whole by Baxter in the event the Company fails to perform its obligations to fund the specified facility improvements or equipment purchases.

License Agreements and Acquired Development and Commercialization Rights

In July 2004, the Company in-licensed from Migenix, Inc. (“Migenix”) the technology and the exclusive development and commercialization rights to its omiganan pentahydrochloride product candidate for the prevention and treatment of device-related, wound-related, and burn-related infections in North America and Europe. At the time the agreement was executed, the Company paid a $2,000,000 up-front fee, of which $1,550,000 was allocated to the value of the acquired technology and $450,000 was recorded as other long-term assets in the accompanying condensed balance sheet for the 617,284 shares of Migenix common stock acquired in the transaction. The Company may also be required to make future milestone payments totaling up to $27,000,000 upon the achievement of various milestones related to regulatory or commercial events. In addition, the Company is obligated to pay a royalty on future net sales (as defined in the Migenix collaboration and license agreement) of the licensed products and has the right to grant sublicenses to affiliates. All payments related to the Migenix agreement (other than for the acquisition of common stock) have been recognized as research and development expense.

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

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

9.	Stockholder’s Equity

Shelf Registration

On November 30, 2007, the Company filed a shelf registration statement that was declared effective by the SEC on December 11, 2007. This shelf registration statement allows the Company to sell shares of its common stock from time to time in one or more offerings, with an aggregate offering price of up to $100,000,000. In February 2008, the Company issued 9,240,307 shares of its common stock at a purchase price of $5.34 per share pursuant to the shelf registration. The registered direct offering raised proceeds, net of offering costs, of $49,139,017. The purchasers in the offering were comprised of new investors and existing stockholders, including executive officers and directors of the Company.

10.	Income Taxes

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 2004 and forward are subject to examination by the Federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest and/or penalties related to income tax matters in the Company’s condensed balance sheets at March 31, 2008 or December 31, 2007, and has recognized no interest and/or penalties in the Company’s condensed statement of operations for the three months ended March 31, 2008 and 2007, respectively.

The Company adopted the provisions of FASB Interpretation (“FIN”) 48, Accounting for Income Tax Uncertainties, on January 1, 2007. On the date of adoption of FIN No. 48, there were no unrecognized tax benefits and thus the Company did not recognize an increase in the liability for unrecognized tax benefits. Further, there are no unrecognized tax benefits included in the Company’s condensed balance sheet at March 31, 2008 or December 31, 2007, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Background

We were incorporated in May 2004 and during that year we focused on hiring our management team and initial operating employees and on in-licensing our first product candidate, Omigard. Substantial operations did not commence until September 2004. During 2005, we completed the special protocol assessment, or SPA, for Omigard, and initiated Phase III clinical trials for this product candidate. In March 2006, we in-licensed rights to Acetavance from BMS and in October 2006, we initiated our Phase III clinical development program for Acetavance. During 2007, we continued our Phase III clinical development programs for our product candidates. We completed enrollment in our Phase III clinical trial of Omigard in April 2008 and, if the results of the trial are positive, we expect to submit a new drug application, or NDA, to the FDA for Omigard in the first half of 2009. In January 2008, we announced top-line results from two Phase III clinical trials of Acetavance for the treatment of pain and fever, and in May 2008, we announced the results of a second Phase III clinical trial of Acetavance for the treatment of fever in adults. Assuming successful completion of our other planned clinical trials for this product candidate, we currently plan to submit a 505(b)(2) NDA for Acetavance to the FDA in the first half of 2009.

We are a development stage company and we have incurred significant net losses since our inception. As of March 31, 2008, we had an accumulated deficit of $128.1 million. These losses have resulted principally from costs incurred in connection with research and development activities, including license fees, costs of clinical trial activities associated with our current product candidates and general and administrative expenses. We expect to continue to incur operating losses for the next several years as we pursue the clinical development and market launch of our product candidates and acquire or in-license additional products, technologies or businesses that are complementary to our own.

In October 2006, we completed an initial public offering in which we sold 6.0 million shares of our common stock at $9.00 per share and received aggregate net proceeds of $48.4 million (after underwriting discounts and offering costs). In November 2006, following exercise of the underwriters’ over-allotment option, we sold 0.9 million shares of our common stock at $9.00 per share and received aggregate net proceeds of $7.5 million (after underwriting discounts). In February 2008, we completed a registered direct offering pursuant to an effective shelf registration statement under which we issued and sold 9.2 million shares of common stock at $5.34 per share and received aggregate net proceeds of approximately $49.1 million (after offering costs).

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

The following table summarizes our research and development expenses included in our condensed statements of operations for the three months ended March 31, 2008 and 2007, and for the period from May 26, 2004 (inception) through March 31, 2008. Costs that are not attributable to a specific product candidate, including salaries and related personnel costs, are included in the “other supporting costs” category (in thousands):

	Three Months Ended March 31,		Period from May 26, 2004 (Inception) through March 31,
	2008	2007	2008
Omigard	$5,470	$4,681	$46,457
Acetavance	2,824	1,880	44,983
Other supporting costs	2,184	1,681	16,656

	$10,478	$8,242	$108,096

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

We expect our development expenses to be substantial over the next few years as we continue the advancement of our product development programs. We initiated our Phase III clinical trial for Omigard in August 2005 and completed enrollment in the study in April 2008. The current clinical development program for Acetavance includes three Phase III efficacy trials, two pharmacokinetic studies, two multi-day safety studies and a placebo-controlled, 48-hour safety trial, as well as other supportive studies conducted by Cadence, BMS or reported in scientific and medical literature. In January 2008, we announced that our Phase III efficacy trial of Acetavance for the treatment of pain in adults following abdominal gynecological surgery did not meet its primary endpoint of demonstrating a statistically significant reduction in patients’ pain intensity scores over 48 hours compared to placebo. Also in January 2008, we announced that our Phase III clinical trial of Acetavance in fever successfully met the primary endpoint, demonstrating a statistically significant reduction of fever over six hours compared to placebo. Following the announcement of these results, we initiated communications with the FDA to seek additional guidance from the agency regarding our development program for this product candidate. As a result of our communications with the FDA, the agency may require or we may decide to conduct additional clinical trials or to modify our ongoing clinical trials, which would increase our costs and may delay, or limit the scope of, any regulatory approvals for this product candidate. In May 2008, we announced that our second Phase III clinical trial of Acetavance for the treatment of fever in adults successfully met the primary endpoint, demonstrating a statistically significant more rapid onset of action for the treatment of experimentally-induced fever as compared to the same dose of orally-administered acetaminophen. Assuming successful completion of all of our planned clinical trials for this product candidate, we currently plan to submit a 505(b)(2) NDA for Acetavance to the FDA in the first half of 2009. Our failure to achieve our product development goals for Acetavance in a timely manner, or at all, could adversely affect our business and our stock price.

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

Income Taxes

We adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, or FIN No. 48, on January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As of January 1, 2008, we had both federal and state net operating loss carryforwards of approximately $81.6 million. If not utilized, the net operating loss carryforwards will begin expiring in 2024 for federal purposes and 2014 for state purposes. Additionally, as of January 1, 2008, we had both federal and state research and development tax credit carryforwards of approximately $1.5 million and $0.7 million, respectively. The federal tax credits will begin expiring in 2024 unless previously utilized and the state tax credits carryforward indefinitely. Under Section 382/383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income and any such annual limitation may significantly reduce the utilization of the net operating losses before they expire. We have not completed a Section 382/383 study at this time regarding the limitation of net operating loss and research and development credit carryforwards. Until this analysis has been completed, we have removed the deferred tax assets for net operating losses of approximately $33.3 million and research and development credits of approximately $2.0 million and recorded a corresponding decrease to our valuation allowance. Once the analysis is completed, we plan to update our unrecognized tax benefits under FIN No. 48, however we do not expect this analysis to be completed within the next 12 months and, as a result, we do not expect that the unrecognized tax benefits will change in the next 12 months. However, due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees. Under SFAS No. 123(R), we calculate the fair value of our stock-based compensation awards to our employees and directors using the Black-Scholes pricing model. This model requires a number of estimates to be used in determining the fair value, including the expected lives of awards, interest rates, stock volatility and other assumptions. A change in any of the estimates used in the model, or the selection of a different option pricing model, could have a material impact on our operations. Equity instruments issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123(R) and Emerging Issues Task Force 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period.

The table below summarizes the stock-based compensation expense included in our condensed statements for the three months ended March 31, 2008 and 2007, and for the period from May 26, 2004 (inception) through March 31, 2008 (in thousands):

	Three Months Ended March 31,		Period from May 26, 2004 (Inception) through March 31,
	2008	2007	2008
Research and development	$397	$194	$2,201
Marketing	14	1	48
General and administrative	939	529	5,577

Stock-based compensation expense included in operating expenses	1,350	724	7,826

Total stock-based compensation expense included in loss from operations	$1,350	$724	$7,826

As of March 31, 2008, the total future compensation expense related to the current unvested stock options is expected to be approximately $14.5 million. This expense is expected to be recognized over a weighted average period of approximately 18 months.

Results of Operations

Three-Month Periods Ended March 31, 2008 and 2007

Operating expenses

Research and Development Expenses. Research and development expenses increased $2.3 million for the three months ended March 31, 2008 to $10.5 million, from $8.2 million for the comparable period during 2007. This change was due to increased expenses for both of our product candidates, including $0.9 million from activities for Acetavance and $0.8 million from activities for Omigard. The increase in expenses for Acetavance was primarily related to the pre-commercialization manufacturing development activities, combined with increased clinical trial activity. The increase in expenses for Omigard was primarily related to increased clinical trial activity, primarily in our CLIRS trial, which completed enrollment in April 2008. Our other supporting costs for research and development activities increased $0.5 million during the three months ended March 31, 2008, as compared to the same period during 2007, primarily due to a $0.4 million increase in labor related costs (including a $0.2 million increase in stock-based compensation charges).

Marketing Expenses. Marketing expenses increased $0.3 million for the three months ended March 31, 2008 to $0.6 million, from $0.3 million for the comparable period during 2007. This increase was primarily due to increased market research and related activities for Omigard, as well as increased salaries and related personnel costs.

General and Administrative Expenses. General and administrative expenses increased $0.8 million for the three months ended March 31, 2008, to $2.7 million, from $1.9 million for the comparable period during 2007. This increase was primarily due to increases in salaries and related personnel costs (including a $0.4 million increase in stock-based compensation charges).

Interest Income. Interest income decreased $0.5 million for the three months ended March 31, 2008, to $0.5 million, from $1.0 million for the comparable period during 2007. This decrease was primarily due to a lower average cash and cash equivalent balance and a lower average yield earned on our investments during the period in 2008 as compared to 2007.

Interest Expense. Interest expense increased $0.3 million for the three months ended March 31, 2008 to $0.5 million, from $0.2 million for the comparable period during 2007. This increase is due to an amendment to our loan and security agreement in which we secured an additional $15.0 million in December 2007, made to us in two separate draws of $5.0 million and $10.0 million with fixed interest rates of 7.83% and 7.74%, respectively. At the time of the initial draw we received our funds net of loan fees of less than $0.1 million and will be required to pay $0.4 million at the termination of the credit facility which, together with the loan fees, is being amortized to interest expense throughout the life of the loan. Additionally, in connection with the loan, we issued six fully exercisable warrants to the lenders to purchase an aggregate of 50,331 shares of our common stock at an exercise price of $12.67 per share. We determined that the fair value of these warrants was $0.5 million, using the Black-Scholes pricing model, which we accounted for as a debt discount and are amortizing to interest expense throughout the life of the loan. Partially offsetting the increase in interest expense from the $15.0 million credit facility was a reduction in interest expense incurred on our $7.0 million loan and security agreement we secured in June 2006. This reduction is due to the principal payments we have been making on the 11.47% fixed rate loan since February 2007. As of March 31, 2008, we had made 14 of the 30 equal monthly principal and interest payments and had reduced the outstanding principal balance by $3.0 million, to $4.0 million. In January 2008, we began making the first of six interest-only payments on the $15.0 million facility and thereafter will make 30 equal monthly principal and interest payments to fully amortize the balance.

As of March 31, 2008 and December 31, 2007 the aggregate principal balance of the loans, net of the loan discount, included on our condensed balance sheets was $18.4 million and $19.0 million, respectively.

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

As of March 31, 2008, we had $91.4 million in cash and cash equivalents, an increase of $36.0 million from the $55.4 million at December 31, 2007. This increase was primarily due to net proceeds received from our registered direct offering completed in February 2008 of approximately $49.1 million. Partially offsetting this increase during the first quarter of 2008 were reductions to our cash and cash equivalents from cash used in operations ($12.1 million), principal payments on our debt obligations ($0.7 million) and the purchase of equipment ($0.3 million).

The $12.1 million of cash used in operations for the three months ended March 31, 2008 represents a $5.6 million increase from the $6.5 million of cash used in operations during the comparable period in 2007. This increase was primarily due to an increase in the net loss we reported during the applicable period in 2008, primarily due to the increased research and development activities related to the advancement of our clinical development programs and pre-commercialization manufacturing development activities. Also contributing to the increased cash outflow from operations were reductions in interest earned on our investments from lower average yields, combined with increased interest expense from increased debt obligations during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

During the three months ended March 31, 2008, our accounts payable and accrued liabilities balances increased $0.3 million as compared to December 31, 2007. This increase was primarily due to increased activity and the timing of payments related to our clinical trials of Omigard and Acetavance.

As of March 31, 2008, our net property and equipment balance increased by $0.2 million to $5.3 million, from $5.1 million at December 31, 2007. This increase was primarily due to capital expenditures of equipment for the commercial manufacturing of Omigard and computer software for our information technology infrastructure. These increases were partially offset by the depreciation of our assets during the three months ended March 31, 2008.

Sources of Liquidity

Since inception, our operations have been financed primarily through the issuance of equity securities, in both public and private offerings. From our inception through March 31, 2008, we have received net proceeds of approximately $184.7 million from the sale of shares of our preferred and common stock as follows:

•

from July 2004 to March 2008 (excluding our initial public offering and February 2008 registered direct offering), we issued and sold a total of 2,305,150 shares of common stock to our founders, employees, directors and consultants for aggregate net proceeds of $0.8 million;

•	from July 2004 to August 2004, we issued and sold a total of 8,085,108 shares of Series A-1 preferred stock for aggregate net proceeds of $7.5 million;

•	from June 2005 to September 2005, we issued and sold a total of 17,675,347 shares of Series A-2 preferred stock for aggregate net proceeds of $17.6 million;

•	in March 2006, we issued and sold a total of 53,870,000 shares of Series A-3 preferred stock for aggregate net proceeds of $53.8 million;

•	in the fourth quarter of 2006, we completed our initial public offering in which we issued and sold a total of 6,900,000 shares of our common stock for aggregate net proceeds of $55.9 million; and

•

in February 2008, we completed a registered direct offering pursuant to an effective shelf registration in which we issued and sold a total of 9,240,307 shares of our common stock for aggregate net proceeds of $49.1 million.

Additionally, in February 2006, we entered into a $7.0 million loan and security agreement with Silicon Valley Bank and Oxford Finance Corporation to provide us with growth capital. We drew down $7.0 million in June 2006 at the fixed rate of 11.47%. In November 2007, we amended the $7.0 million loan and security agreement and entered into the Second Amendment to Loan and Security Agreement with the same parties and GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services , Inc.), to secure an additional $15.0 credit facility. In December 2007, we drew down $15.0 million under the Second Amendment in two separate draws of $5.0 million and $10.0 million with fixed interest rates of 7.83% and 7.74%, respectively, net of a loan fee of less than $0.1 million. In addition to the principal and interest under the $15.0 million credit facility, we are required to pay $0.4 million at the termination of the $15.0 million credit facility. As of March 31, 2008, we had no further credit available under these agreements.

In August 2006, we began making the first of six interest-only payments on the $7.0 million loan and security agreement and in February 2007, began making the first of 30 equal principal and interest payments. In January 2008, we began making the first of six interest-only payments on the $15.0 million credit facility and thereafter will make 30 equal monthly principal and interest payments to fully amortize the balance. At the termination of the $15.0 million credit facility, we will also pay the $0.4 million termination fee.

In connection with each credit facility we issued warrants to the lenders to purchase share of our stock. See Note 7 to the Notes to Condensed Financial Statements in Item 1 above for further discussion.

Capital Resources

Our current cash and cash equivalent balances are currently our principal sources of liquidity, which we believe will satisfy our requirements for projected working capital, capital expenditures and debt servicing, at a minimum, through the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could spend our available financial resources faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to the rate of progress and cost of our clinical trials and other product development programs for Acetavance, Omigard and any other product candidates that we may in-license or acquire. Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources generated from the proceeds of offerings of our equity securities and our existing borrowings under our amended loan and security agreement. In addition, we may finance future cash needs through the sale of additional equity securities, strategic collaboration agreements and debt financing. However, we have drawn down all available amounts under our existing amended loan and security agreement, and we may not be successful in obtaining strategic collaboration agreements or in receiving milestone or royalty payments under those strategic collaboration agreements. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. We have invested a substantial portion of our available cash funds in money market funds placed with reputable financial institutions for which credit loss is not anticipated and have established guidelines relating to diversification and maturities of our securities available-for-sale to preserve principal and maintain liquidity. Also, we cannot be sure that our existing cash and investment resources will be adequate, that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale-back or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring additional debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Recent Accounting Pronouncements

See Note 3 to the Notes to Condensed Financial Statements in Item 1 above for a discussion of recent accounting pronouncements.

Caution on Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, includes forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results will differ from those anticipated in these forward looking statements as a result of various factors, including those set forth below under the caption “Part II., Item 1A. — Risk Factors” and the differences may be material. Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. In this Quarterly Report, for example, we make forward-looking statements regarding the potential for Acetavance and Omigard to receive regulatory approval for one or more indications on a timely basis, or at all; the progress and results of pending clinical trials for Acetavance and Omigard, including any delays in commencing or completing enrollment in our ongoing clinical trials; unexpected adverse side effects or inadequate therapeutic efficacy of Acetavance or Omigard that could delay or prevent regulatory approval or commercialization, or that could result in recalls or product liability claims; other difficulties or delays in development, testing, manufacturing and marketing of and obtaining regulatory approval for Acetavance or Omigard; the scope and validity of patent protection for Acetavance or Omigard; the market potential for pain, fever, local catheter site infections and other target markets, and our ability to compete; the potential to attract a strategic collaborator and terms of any related transaction; intense competition if either of Acetavance or Omigard is ever commercialized; and our ability to raise sufficient capital when needed, or at all. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Private Securities Litigation Reform Act of 1995. You should not rely unduly on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Item 3.    Qualitative and Quantitative Disclosures about Market Risk

Cash and Cash Equivalents

Our cash and cash equivalents as of March 31, 2008 consisted primarily of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the investment securities available-for-sale that we may invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment securities available-for-sale to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio of cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate and we do not believe that our results of operations would be materially impacted by an immediate 10% change in interest rates.

Debt

The loans under our loan and security agreement have fixed interest rates. Consequently, we do not have significant interest rate cash flow exposure on our debt. The aggregate principal balance of the loans under the agreement at March 31, 2008 was $19.0 million, and is collateralized by substantially all the assets of the Company (excluding intellectual property). Under the terms of the agreement, we are precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and are subject to various non-financial covenants and prepayment penalties.

Item 4.    Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

•

the outcomes of final analyses of data from our clinical trials of Acetavance or Omigard may vary from our initial analyses, and the U.S. Food and Drug Administration, or FDA, may not agree with our interpretation of these results;

•

our clinical trials of Acetavance or Omigard may produce negative or inconclusive results, or may be inconsistent with previous clinical trial results, and we may decide, or the FDA may require us, to conduct additional clinical trials or to modify our ongoing clinical trials;

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

•

delays or quality issues with respect to the completion of required pre-commercialization manufacturing development activities for our product candidates, including the completion of adequate stability data, could result in increased costs to us, cause us to be required to perform additional non-clinical or clinical studies, and delay or limit our clinical trials and our ability to obtain regulatory approval;

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

We have not developed either of our product candidates independently. In March 2006, we in-licensed rights to intravenous acetaminophen from Bristol-Myers Squibb Company, or BMS, which currently markets this product in Europe for the treatment of acute pain and fever. Our current clinical development program for this product candidate includes three Phase III efficacy trials, two pharmacokinetic studies, two multi-day safety studies and a placebo-controlled, 48-hour safety trial, as well as other supportive studies conducted by Cadence, BMS or reported in scientific and medical literature. In January 2008, we announced that our Phase III efficacy trial of Acetavance for the treatment of pain in adults following abdominal gynecological surgery did not meet its primary endpoint of demonstrating a statistically significant reduction in patients’ pain intensity scores over 48 hours compared to placebo. We believe that the study missed its primary endpoint due to much higher than predicted variability of the initial pain assessments, particularly in those subjects who were randomized closer to the end of their surgery. This variability had a large, negative impact on the baseline-dependent statistical measurements. As a result, we are now engaged in communications with the FDA to obtain the agency’s advice regarding our development program for this product candidate. Following these communications with the FDA, we may decide, or the FDA may require us, to conduct additional clinical trials of Acetavance, or to modify our ongoing clinical trials of this product candidate, which would increase our costs and may delay or limit our ability to obtain regulatory approval. Depending upon the results of these communications with the FDA and assuming successful completion of all of our planned clinical trials for this product candidate, we currently plan to submit a 505(b)(2) NDA to the FDA in the first half of 2009 requesting marketing approval of Acetavance for the treatment of acute pain and fever in adults and children. Additional clinical trials may be required to support the approval of these indications and any additional indications or dosages for Acetavance, which could delay, or limit the scope of, any regulatory approvals for this product candidate. Our failure to achieve our product development goals for Acetavance in a timely manner or at all could adversely affect our business and our stock price.

In July 2004, we in-licensed the rights to our only other product candidate, omiganan pentahydrochloride 1% aqueous gel, or Omigard. In 2005, we initiated a single Phase III clinical trial of Omigard for the prevention of local catheter site infections, or LCSIs. In July 2007, we increased the number of patients to be enrolled in this trial from 1,250 to 1,850 patients, which required us to expend greater financial resources than originally anticipated and delayed the completion of enrollment to April 2008. This trial must be successfully completed before we can submit an NDA to the FDA for the approval of Omigard.

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

For example, Migenix, the licensor for our Omigard product candidate, together with its former collaborator, Fujisawa Healthcare, Inc., or Fujisawa, completed enrollment in a Phase III clinical trial in February 2003 that demonstrated statistically significant results for the secondary endpoints of the trial, the prevention of LCSIs and catheter colonization, which is the growth of microorganisms on the portion of the catheter below the skin surface. However, the trial did not show statistical significance for the primary endpoint, the prevention of catheter-related bloodstream infections, or CRBSIs. After the termination of the collaboration between Migenix and Fujisawa in January 2004, we in-licensed the rights to Omigard from Migenix in July 2004, and subsequently reached an agreement under the SPA process with the FDA concerning the protocol for our own Phase III clinical trial of Omigard. In connection with the SPA for Omigard, the FDA agreed that a single confirmatory Phase III clinical trial will be required for approval for Omigard and that the prevention of LCSIs will be the sole primary efficacy endpoint, and we initiated this clinical trial, which is called the CLIRS trial, in August 2005. In July 2007, we increased the number of patients to be enrolled in the CLIRS trial from 1,250 to 1,850 patients in order to increase the statistical power of the study. This change was prompted by our planned re-analysis of data from the initial Phase III clinical trial of Omigard, which indicated a statistically significant reduction in the number of LCSIs of 42% in the Omigard treatment arm as compared to the povidone-iodine treatment arm, while the original analysis of data from this trial indicated a statistically significant reduction of LCSIs of approximately 49%. Increasing the number of patients enrolled in this clinical trial has required greater financial resources than originally anticipated and delayed the completion of enrollment from the second half of 2007 to April 2008. We cannot be certain that our Phase III clinical trial of Omigard will demonstrate statistical significance or otherwise demonstrate sufficient efficacy and safety to support the filing of an NDA or ultimately lead to regulatory approval. Furthermore, despite having completed the SPA process, the FDA’s agreement with us on the trial protocol remains subject to future advances in the field or future public health concerns unrecognized at the time of the FDA’s protocol assessment, and any further changes we may propose to the protocol will remain subject to the FDA’s approval.

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

In March 2006, we in-licensed the rights to Acetavance from BMS, which is currently marketing intravenous acetaminophen in Europe and other parts of the world under the brand name Perfalgan. Nine post-operative pain clinical trials have been completed, mostly in Europe, primarily in support of European regulatory approvals for this product candidate. However, we do not know at this time what regulatory weight, if any, the U.S. and Canadian regulatory agencies will give to these clinical data in supplementing clinical data generated by us for potential regulatory approval of Acetavance in the U.S. and Canada. The FDA and foreign regulatory agencies may reject these clinical trial results if they determine that the clinical trials were not conducted in accordance with requisite regulatory standards and procedures. Furthermore, we have not audited or verified the accuracy of the primary clinical data provided by BMS and cannot determine their applicability to our regulatory filings. Even though BMS has obtained marketing approval in Europe and other territories for intravenous acetaminophen, we must conduct additional adequate and well controlled clinical trials in the U.S. to demonstrate Acetavance’s safety and efficacy in specific indications to gain regulatory approval in the U.S.

In January 2008, we announced top-line results for our Phase III efficacy trial of Acetavance for the treatment of pain in adults following abdominal gynecological surgery. This trial did not meet its primary endpoint of demonstrating a statistically significant reduction in patients’ pain intensity scores over 48 hours compared to placebo. However, this same trial demonstrated a favorable safety profile for Acetavance over a 48-hour period, and met several secondary endpoints, including pain relief, global patient satisfaction and time to rescue medication. We also announced the results of a Phase III clinical trial of Acetavance for the treatment of fever in adults, which successfully met its primary endpoint, demonstrating a statistically significant reduction of endotoxin-induced fever over six hours compared to placebo, and key secondary endpoints. As a result of the outcome of these clinical trials, we are now engaged in communications with the FDA to obtain the agency’s advice regarding our development program for this product candidate. Following our communications with the FDA, we may also decide or the FDA may require us to conduct additional clinical trials to support the approval of these indications and any additional indications or dosages for Acetavance, which could delay, or limit the scope of, any regulatory approvals for this product candidate. In May 2008, we announced that our second Phase III clinical trial of Acetavance for the treatment of fever in adults successfully met the primary endpoint, which is the weighted sum of temperature differences over two hours, demonstrating a statistically significant more rapid onset of action in reducing experimentally-induced fever compared to the same dose of orally-administered acetaminophen. The mean temperature scores for the Acetavance-treated group were significantly lower as early as 15 minutes after the study drug was administered, and the mean peak temperature observed in the Acetavance group was also significantly lower. We currently plan to announce the results of a Phase III clinical trial of Acetavance for the treatment of acute pain in adults following abdominal laparoscopic surgery in the second half of 2008. If the results of our clinical trials are unfavorable or insufficient to demonstrate the safety and efficacy of Acetavance, or do not demonstrate the same safety and efficacy for Acetavance as was demonstrated previously by BMS, we may be forced to further revise the development plan for this product candidate, which could involve additional significant expense and delay.

Our other product candidate, Omigard, is not yet approved in any jurisdiction. No antimicrobial peptide has been approved by the FDA, including two antimicrobial peptides with mechanisms of action similar to Omigard that were studied in Phase III clinical trials. Although Omigard has been studied in more than 750 patients, all of the patients studied were enrolled in trials conducted or sponsored by Migenix or Fujisawa. Similar to Acetavance, we obtained electronic databases from the completed Phase III clinical trials sponsored by Migenix and Fujisawa. As a part of our standard procedure for analyzing data to prepare a final report of the study for a potential NDA or other applications for marketing authorization, we re-analyzed the data using a slightly different, stricter definition of LCSIs. Our re-analysis indicated a statistically significant reduction in the number of LCSIs of 42% in the Omigard treatment arm as compared to the povidone-iodine treatment arm, while the original analysis indicated a statistically significant reduction of LCSIs of approximately 49%. Because the target sample size for our own Phase III clinical trial of Omigard, called the CLIRS trial, is based, in part, upon the LCSI rate and treatment effect of the original Phase III clinical trial of this product candidate, we determined that adding patients would be prudent in order to maintain the statistical power of the study. In July 2007, we increased the number of patients to be enrolled in the CLIRS trial from 1,250 to 1,850 patients. Increasing the number of patients in this study required greater financial resources than originally anticipated and delayed the completion of enrollment from the second half of 2007 to April 2008. Our audit and verification of the accuracy of the primary clinical data provided by our licensor and its former collaborator are continuing, and we cannot determine their applicability to our regulatory filings. Although the Phase III clinical trial of Omigard conducted by Migenix and Fujisawa demonstrated favorable, statistically significant results for the prevention of LCSIs and catheter colonization, secondary endpoints in their trial, we may not observe similar results in the CLIRS trial. Furthermore, the earlier Phase III clinical trial failed to show statistical significance for the primary endpoint of that trial, the prevention of CRBSIs. While we will measure the prevention of CRBSIs as a secondary endpoint in our Phase III clinical trial of Omigard, our trial is not designed to demonstrate statistical significance for this secondary endpoint. Although we are targeting a different primary endpoint in our trial, the prevention of LCSIs, it is possible that we will experience similar, unexpected results. Failure to satisfy a primary endpoint in a Phase III clinical trial would generally mean that a product candidate would not receive regulatory approval without one or more further successful Phase III clinical trials.

The data collected from our clinical trials or clinical trials conducted by our licensors may not be adequate to support regulatory approval of Acetavance, Omigard or any other product candidates that we may in-license or acquire. Moreover, all clinical data reported is taken from databases that may not have been fully reconciled against medical records kept at the clinical sites. As a result of auditing the data from these earlier clinical trials and completing the extensive re-analyses that we will need to perform as part of our standard procedures for preparing final reports of these studies, the previously reported results may change, which may negatively impact our ongoing Phase III clinical trials, or the suitability of earlier clinical trials for inclusion in applications for marketing authorization of our Acetavance and Omigard product candidates. As a result, despite the results reported by others in earlier clinical trials for our product candidates, we do not know whether any Phase III or other clinical trials that we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates. Our failure to successfully complete our clinical trials and obtain regulatory approval for Acetavance and Omigard would adversely affect our business and our stock price.

Delays in the commencement or completion of clinical trials, or significant issues regarding the adequacy of our clinical trial designs or the success or execution of our clinical trials, could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.

If we experience delays in the commencement or completion of our clinical trials, we could incur significantly higher product development costs and our ability to obtain regulatory approvals for our product candidates could be delayed. We may also fail to obtain the necessary regulatory approvals if we have inadequate financial or other resources to advance our product candidates through the clinical trial process. Following the announcement of the results of our Phase III efficacy trial of Acetavance for the treatment of pain in adults following abdominal gynecological surgery, we initiated communications with the FDA to obtain the agency’s advice regarding our development program for this product candidate. If our clinical trials are successful, we currently plan to submit a 505(b)(2) NDA to the FDA for Acetavance in the first half of 2009. We do not know whether enrollment in our planned and ongoing clinical trials of Acetavance will be completed on time, if at all, and, depending upon the results of our communications with the FDA and the results of our other clinical trials for this product candidate, we may decide or the FDA may require us to conduct additional clinical trials of Acetavance, which would increase our costs and may further delay this estimated submission date.

The commencement and completion of clinical trials requires us to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs for the same indication as our product candidates or may not be eligible to participate in or may be required to withdraw from a clinical trial as a result of changing standards of care. For example, we believe that improvements to hospital infection prevention practices since we commenced enrollment in our Phase III clinical trial of Omigard may reduce catheter-related infection rates, which may result in the occurrence of an insufficient number of infections to demonstrate a clinically meaningful treatment difference that achieves statistical significance in this clinical trial, even with a larger number of enrolled patients. Although the FDA agreed with our proposal to increase the number of patients to be enrolled in our ongoing Phase III clinical trial of Omigard, we may still be unable to demonstrate sufficient efficacy and safety to support the filing of an NDA for Omigard.

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

Additionally, changes in regulatory requirements and guidance may occur, or new information concerning the product candidate or the target medical condition may emerge, and we may need to perform additional, unanticipated non-clinical testing of our product candidates or amend clinical trial protocols to reflect these developments. Additional non-clinical or clinical testing would add costs and could delay or result in the denial of regulatory approval for our product candidates. Amendments may require us to resubmit our clinical trial protocols to institutional review boards for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in the completion of, or if we terminate, our clinical trials, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Even if we are able to ultimately commercialize our product candidates, other therapies for the same indications may have been introduced to the market and established a competitive advantage.

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

We are also developing our Omigard product candidate for the prevention of catheter-related infections in the hospital setting. If approved, Omigard will compete with well-established topical products that are currently used in practice to prevent these infections as well as BioPatch, a device marketed by Johnson & Johnson, which has been approved for wound dressing and prevention of catheter-related infections. A chlorhexidine-containing, transparent dressing for the prevention of catheter-related infections has also been recently introduced into the U.S. market by 3M Corporation. Other competitive products may also be under development.

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

•

limitations inherent in the approved indication for either of our product candidates compared to more commonly-understood or addressed conditions, including, in the case for Omigard, the ability to promote Omigard to hospitals and physicians who may be more focused on an indication specifically for the prevention of CRBSIs compared to the prevention of LCSIs, the primary endpoint in our Phase III clinical trial; and

•

potential advantages over, and availability of, alternative treatments, including, in the case of Acetavance, a number of products already used to treat acute pain in the hospital setting, and in the case for Omigard, a number of competitive topical products as well as a device that has been approved for wound dressing and prevention of catheter-related infections.

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

The decreasing use of the comparator product in our clinical trial of Omigard and improvements in hospital infection control practices that lower catheter infection rates may adversely impact our ability to demonstrate a statistically significant treatment difference for Omigard and hinder the competitive profile of this product candidate.

Over the last several years, many hospitals, particularly in the U.S., have increased the use of a particular antiseptic, chlorhexidine, as their standard of care to sterilize catheter insertion sites. Delays in the completion of data analysis for our Phase III clinical trial of Omigard and any other studies we may conduct to compare Omigard to chlorhexidine or another topical antiseptic could significantly affect our product development costs, our prospects for regulatory approval and our ability to compete. Furthermore, the decreasing use of 10% povidone-iodine in favor of chlorhexidine could reduce the marketing impact of any superiority claims that we could make following FDA approval. For example, hospitals and physicians may be reluctant to adopt Omigard for use in combination with chlorhexidine antisepsis for the prevention of LCSIs. Additionally, we believe that improvements in hospital infection control practices since we commenced enrollment in our Phase III clinical trial of Omigard may reduce catheter-related infection rates, which may result in the occurrence of an insufficient number of infections to demonstrate a statistically significant treatment difference in this clinical trial. Even if Omigard is approved by the FDA, if this product candidate does not achieve an adequate level of acceptance by physicians, health care payors and patients, we may be unable to generate sufficient revenues to recover our development costs or otherwise sustain and grow our business.

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

If concerns are raised regarding the safety of a new drug as a result of undesirable side effects identified during clinical testing, the FDA may decline to approve the drug at the end of the normal NDA review period and issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve the drug. The number of such letters, which are referred to as approvable letters, issued by FDA in recent years has increased, and resulted in substantial delays in the approval of several new drugs. Undesirable side effects caused by our product candidates could interrupt, delay or halt clinical trials, and could result in the issuance of an approvable letter in response to our NDA applications, denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing our product candidates and generating revenues from their sale. For example, the adverse events related to Acetavance observed in clinical trials completed to date include transient liver enzyme elevations, nausea or vomiting, allergic reactions, and pain or local skin reactions at the injection site. When used in excess of the current guidelines for administration, acetaminophen has an increased potential to cause liver toxicity. While we do not expect the administration of acetaminophen in intravenous form will result in an increased risk of toxicity to the liver compared with an equivalent dose of acetaminophen administered orally, we cannot be certain that increased liver toxicity or other drug-related side effects will not be observed in future clinical trials , or as a result of sales of the same formulation of intravenous acetaminophen by BMS in Europe and other countries, or that the FDA will not require additional trials or impose more severe labeling restrictions due to liver toxicity or other concerns. Drug-related adverse events observed in clinical trials completed to date for Omigard have been primarily limited to local skin reactions, including redness, swelling, bleeding, itching, bruising and pain. Although these drug-related adverse events have generally been related to the skin, including the catheter insertion site, we cannot be certain that other drug-related side effects will not be reported in clinical trials that we may conduct or thereafter. Additionally, the same active compound contained in Omigard is currently being developed for the treatment of dermatological diseases and disorders by Cutanea Life Sciences, Inc., or Cutanea, another licensee of Migenix. If Cutanea identifies new side effects or other adverse events related to the compound during their pre-clinical or clinical development activities, regulatory authorities may require us to perform additional non-clinical or clinical testing in order to address such concerns. Such additional testing would add costs and could delay or result in the denial of regulatory approval for Omigard.

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

We rely on third parties to conduct our clinical trials, including our ongoing Phase III clinical program for Acetavance and our Phase III clinical trial of Omigard. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates on our anticipated timeline or at all.

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

We do not manufacture any of our product candidates, and we do not currently plan to develop any capacity to do so. Instead, we rely on third party manufacturers to perform pre-commercialization manufacturing development activities for, and manufacture, Acetavance, Omigard and, most likely, any other product candidates that we may in-license or acquire in the future. As a result, we are subject to production scheduling constraints, systems and equipment failures, labor and materials shortages, and other business and financial issues experienced by our third party manufacturers. Any problems or delays we experience in preparing for commercial-scale manufacturing of a product candidate may cause us to experience increased costs, result in delays in receiving FDA or other regulatory approvals, or impair our ability to manufacture our product candidates, which would adversely affect our business. For example, as a part of our applications for regulatory approval, our manufacturers will need to produce specific batches of our product candidates to demonstrate acceptable stability under various conditions and for commercially viable lengths of time. The production of these batches by our third party manufacturers may require specialized equipment and materials, and may involve the development of new processes and methods that may take a substantial amount of time to implement. We and our contract manufacturers will need to demonstrate to the FDA and other regulatory authorities this acceptable stability data, as well as validate methods and manufacturing processes, in order to receive regulatory approval to commercialize our product candidates. Any delays in the availability of this data may cause delays in the submission of applications for regulatory approval of our product candidates, and consequent delays in receiving FDA or other regulatory authority approvals. Additionally, the FDA is likely to conduct inspections of our manufacturers’ facilities from time to time, including as part of its review of any marketing applications we may file. If our manufacturers are not in compliance with cGMP requirements, this may delay the approval by the FDA of these marketing applications, or result in delays in the availability of our product candidates to complete clinical trials or for commercial distribution.

If the manufacturers upon whom we rely terminate our supply agreements or fail to produce our product candidates in the volumes we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, our product candidates and may lose potential revenues.

If the commercial manufacturers upon whom we rely to manufacture our product candidates fail to deliver the required commercial quantities of bulk drug substance or finished product on a timely basis at commercially reasonable prices that meet all applicable quality standards, we would likely be unable to meet demand for our products and we would lose potential revenues. We have entered into a development and supply agreement with Baxter Healthcare Corporation, or Baxter, for the completion of pre-commercialization manufacturing development activities and the manufacture of commercial supplies of the finished Acetavance. Any termination or disruption of our relationship with Baxter may materially harm our business and financial condition, and frustrate any commercialization efforts for Acetavance. We do not yet have agreements established regarding commercial supply of Omigard and may not be able to establish or maintain commercial manufacturing arrangements on commercially reasonable terms for Omigard, or any other product candidates that we may in-license or acquire. We are currently negotiating with suppliers for the commercial supply of the active pharmaceutical ingredient, or API, for Acetavance and for the commercial supply of API and finished drug product for Omigard. We do not have any long-term commitments from our suppliers of clinical trial material or guaranteed prices for our product candidates or placebos, and we do not have alternate manufacturing plans in place at this time. If we need to change to other manufacturers or significantly change the manufacturing processes for our product candidates, we may be required to repeat or perform additional pre-clinical or clinical testing, which could increase our costs and cause delays in our ability to obtain regulatory approvals. Additionally, the FDA and comparable international regulatory authorities must approve these manufacturers’ facilities and processes prior to our use, which would require new testing and compliance inspections, and the new manufacturers would have to be educated in, or independently develop, the processes necessary for the production of our products. If there are delays in obtaining approvals of any new manufacturers, we could experience delays in the availability of our product candidates to complete our clinical trials or for commercial distribution.

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

As of March 31, 2008, we had 47 full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue our development activities and commercialize our product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

•

manage our clinical trials effectively, including our ongoing Phase III clinical program for Acetavance, which is being conducted at numerous clinical trial sites in the U.S., and our Phase III clinical trial of Omigard, which is being conducted at numerous clinical sites in the U.S. and Europe;

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

The active ingredient in Acetavance is acetaminophen. Patent protection for the acetaminophen molecule itself in the territories licensed to us, which include the U.S. and Canada, is not available. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredient as Acetavance so long as the competitors do not infringe any process or formulation patents that we have in-licensed from BMS and its licensor, SCR Pharmatop. We are aware of a number of third-party patents in the U.S. that claim methods of making acetaminophen. If a supplier of the API for our Acetavance product candidate is found to infringe any of these method patents covering acetaminophen, our supply of the API could be delayed and we may be required to locate an alternative supplier. We are also aware of several U.S. and Canadian patents and patent applications covering various potential injectable formulations of acetaminophen as well as methods of making and using these potential formulations. For example, Injectapap, a liquid formulation of acetaminophen for intramuscular injection, was approved by the FDA for the reduction of fever in adults in March 1986, although it was subsequently withdrawn from the market by McNeil Pharmaceutical in July 1986.

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

Furthermore, our license agreement with Migenix only covers the use of Omigard and other formulations of omiganan for the licensed field, which is the topical administration to a burn or a surgical wound site for the treatment or prevention in humans of burn-related or surgery-related infections, and the topical administration to a device or the site around the device for the treatment or prevention in humans of device-related infections, including local catheter site infections and catheter-related blood stream infections. Thus, Migenix or third-party licensees of Migenix may be able to market Omigard for other uses, including treatment of non-surgery related wound infections. We may be unable to prevent physicians from using any such competitive Omigard product off-label for the field licensed to us.

We depend on our licensors for the maintenance and enforcement of our intellectual property and have limited control, if any, over the amount or timing of resources that our licensors devote on our behalf.

We depend on our licensors, BMS, SCR Pharmatop, and Migenix, to protect the proprietary rights covering Acetavance and Omigard. Regarding Acetavance, either BMS or its licensor, SCR Pharmatop, depending on the patent or application, is responsible for maintaining issued patents and prosecuting patent applications. Regarding Omigard, Migenix is responsible for maintaining issued patents and prosecuting patent applications. We have limited, if any, control over the amount or timing of resources that our licensors devote on our behalf or the priority they place on maintaining these patent rights and prosecuting these patent applications to our advantage. If our licensors experience serious difficulties related to their overall business or financial stability, they may be unwilling or unable to continue to expend the financial resources required to prosecute these patent applications. SCR Pharmatop is under a contractual obligation to BMS to diligently prosecute their patent applications and allow BMS the opportunity to consult, review and comment on patent office communications. However, we cannot be sure that SCR Pharmatop will perform as required. Should BMS decide it no longer wants to maintain any of the patents licensed to us, BMS is required to afford us the opportunity to do so at our expense. However, we cannot be sure that BMS will perform as required. If BMS does not perform, and if we do not assume the maintenance of the licensed patents in sufficient time to make required payments or filings with the appropriate governmental agencies, we risk losing the benefit of all or some of those patent rights. For patents and applications licensed from Migenix, Migenix is obligated to use commercially reasonable efforts to obtain and maintain patent rights covering Omigard in North America and Europe. If Migenix intends to abandon prosecution or maintenance of any patents or applications, they are obligated to notify us, and at that time, we will be granted an opportunity to maintain and prosecute the patents and applications at our expense. In such a case, Migenix is required to transfer all necessary rights and responsibilities to facilitate our maintenance and prosecution of the patents and applications. Similar to BMS, however, we cannot be certain that Migenix will perform its contractual obligations as required or that we will be able to adequately assume the prosecution or maintenance of the Omigard-related patents and applications.

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

Our ability to develop, manufacture, market and sell Acetavance, Omigard or any other product candidates that we may in-license or acquire depends upon our ability to avoid infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the general fields of pain treatment and prevention of infections and cover the use of numerous compounds and formulations in our targeted markets. For instance, there is a patent in force in various European countries, with claims that, if valid, may be broad enough in scope to cover the formulation of our Omigard product candidate. It is possible that we may determine it prudent to seek a license to this European patent in order to avoid potential litigation and other disputes. We cannot be sure that a license would be available to us on commercially reasonable terms, or at all. According to the U.S. Patent and Trademark Office, a patent application corresponding to this European patent was also filed in the U.S. but has been abandoned. There is also a patent application pending in Canada that corresponds to the European patent. Because this patent application has not issued, it is too early to tell if the claims of this application will present similar issues for Omigard in Canada. However, similar to the European patent, if the Canadian patent application issues with a scope that is broad enough to cover our Omigard product candidate and we are unable to assert successful defenses to any patent claims, we may be unable to commercialize Omigard in Canada, or may be required to expend substantial sums to obtain a license to the other party’s patent. While we believe there may be multiple grounds to challenge the validity of the European patent, and these grounds may be applicable to the Canadian application should it issue as a patent, the outcome of any litigation relating to this European patent and the Canadian patent application, or any other patents or patent applications, is uncertain and participating in such litigation would be expensive, time-consuming and distracting to management. Because of the uncertainty inherent in any patent or other litigation involving proprietary rights, we and Migenix may not be successful in defending intellectual property claims by third parties, which could have a material adverse affect on our results of operations. Regardless of the outcome of any litigation, defending the litigation may be expensive, time-consuming and distracting to management. In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that Acetavance or Omigard may infringe. There could also be existing patents of which we are not aware that Acetavance or Omigard may inadvertently infringe.

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

We are a development stage company with a limited operating history. We have focused primarily on in-licensing and developing our two product candidates, Acetavance and Omigard, with the goal of supporting regulatory approval for these product candidates. We have incurred losses in each year since our inception in May 2004, including net losses of $51.7 million, $52.2 million and $7.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of March 31, 2008, we had an accumulated deficit of $128.1 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our development expenses as well as clinical product manufacturing expenses to increase in connection with our ongoing and planned Phase III clinical trials and any additional clinical trials that we may be required to conduct in order to support regulatory approvals, additional indications or dosages for our product candidates. In addition, if we obtain regulatory approval for Acetavance or Omigard, we expect to incur significant sales, marketing and outsourced manufacturing expenses as well as continued development expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We currently have no source of revenue and may never be profitable.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our development stage product candidates, and we do not know when, or if, we will generate any revenue. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	successfully complete our ongoing and future clinical trials of Acetavance and Omigard;

•	obtain regulatory approval for either of our two product candidates or any other product candidate that we may in-license or acquire;

•	assuming these regulatory approvals are received, manufacture commercial quantities of our product candidates at acceptable cost levels; and

•	successfully market and sell any approved products.

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

To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. If we raise additional funds through licensing arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. For example, in February 2006, we entered into a $7.0 million loan and security agreement with Silicon Valley Bank and Oxford Finance Corporation, and in December 2007, we amended this agreement and secured an additional $15.0 million loan from the same parties and GE Business Financial Services Inc. These loan and security agreements contain a variety of affirmative and negative covenants, including required financial reporting, limitations on the disposition of assets other than in the ordinary course of business, limitations on the incurrence of additional debt and other requirements. To secure our performance of our obligations under the loan and security agreement, we pledged substantially all of our assets other than intellectual property assets, to the lenders. Our failure to comply with the covenants in the loan and security agreement could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt.

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

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. As a result, we are required to perform an evaluation of our internal controls over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404 of the Sarbanes-Oxley Act. Additionally, our independent auditors are required to perform a similar evaluation and report on the effectiveness of our internal controls over financial reporting. These efforts to comply with Section 404 and related regulations has required, and continues to require, the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal controls over financial reporting and all other aspects of Section 404, we cannot be certain that a material weakness will not be identified when we test the effectiveness of our control systems in the future. If a material weakness is identified, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock.

Risks Relating to Securities Markets and Investment in Our Stock

There may not be a viable public market for our common stock.

Our common stock had not been publicly traded prior to our initial public offering, which was completed in October 2006, and an active trading market may not develop or be sustained. We have never declared or paid any cash dividends on our capital stock, and we currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business and do not intend to pay cash dividends on our common stock for the foreseeable future. Furthermore, our amended loan and security agreement with Silicon Valley Bank, Oxford Finance Corporation and GE Business Financial Services Inc. restricts our ability to pay cash dividends. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering in October 2006 through April 30, 2008, the trading prices for our common stock ranged from a high of $18.55 to a low of $4.84.

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

We expect that the price of our common stock will fluctuate substantially.

The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

•	the results from our clinical trial programs, including our ongoing Phase III clinical program for Acetavance and our Phase III clinical trial of Omigard;

•	the results of clinical trial programs for Acetavance and Omigard being performed by others;

•	FDA or international regulatory actions, including failure to receive regulatory approval for any of our product candidates;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	announcements of the introduction of new products by us or our competitors;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	developments concerning product development results or intellectual property rights of others;

•	litigation or public concern about the safety of our potential products;

•	actual and anticipated fluctuations in our quarterly operating results;

•	deviations in our operating results from the estimates of securities analysts or other analyst comments;

•	additions or departures of key personnel;

•	third-party coverage and reimbursement policies;

•	developments concerning current or future strategic collaborations; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

As of March 31, 2008, our executive officers and directors and their affiliates together controlled approximately 47% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets, and might affect the prevailing market price of our common stock.

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

We have paid no cash dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Furthermore, our amended loan and security agreement with Silicon Valley Bank, Oxford Finance Corporation and GE Business Financial Services Inc. restricts our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-135821) that was declared effective by the SEC on October 24, 2006, which registered an aggregate of 6,900,000 shares of our common stock. On October 24, 2006, 6,000,000 shares of common stock were sold on our behalf at an initial public offering price of $9.00 per share, for an aggregate gross offering price of $54.0 million, managed by Merrill Lynch & Co., Deutsche Bank Securities, Pacific Growth Equities, LLC and JMP Securities. On November 13, 2006, in connection with the exercise of the underwriters’ over-allotment option, 900,000 additional shares of common stock were sold on our behalf at the initial public offering price of $9.00 per share, for an aggregate gross offering price of $8.1 million. Following the sale of the 6,900,000 shares, the offering terminated. As part of the transaction, we paid to the underwriters underwriting discounts totaling approximately $4.3 million in connection with the offering. In addition, we incurred additional offering costs of $1.9 million in connection with the offering, which when added to the underwriting discounts paid by us, amounts to total costs of $6.2 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and offering costs, were $55.9 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

On November 30, 2007, we filed a shelf registration statement on Form S-3 (File No. 333-147721) that was declared effective by the SEC on December 11, 2007. This shelf registration statement on Form S-3 allows us to sell shares of our common stock from time to time in one or more offerings, up to an aggregate offering price of $100.0 million. On February 14, 2008, we entered into common stock purchase agreements with certain investors relating to a registered direct offering of up to 9,240,307 shares of our common stock at a purchase price of $5.34 per share, which was the last reported closing price on the Nasdaq Global Market on February 14, 2008. On February 20, 2008, we completed the sale of these shares for gross proceeds of $49.3 million. Our net proceeds from the sale was approximately $49.1 million after deducing the offering costs which included legal, accounting and printing costs, and various other fees associated with the registering and listing of the shares of our common stock sold in the offering.

As of March 31, 2008, we had used approximately $58.6 million of the net proceeds we received from our initial public offering and registered direct offering to fund (i) clinical trials for Acetavance and Omigard and other research and development activities; (ii) capital expenditures, including equipment associated with the manufacturing of Acetavance and Omigard; and (iii) working capital and other general corporate purposes. We may also use a portion of the net proceeds to in-license, acquire or invest in complementary businesses or products. Pursuant to the common stock purchase agreements with the investors in our registered direct offering completed in February 2008, unless otherwise approved by the holders of a majority of the stock issued in such offering and then held by such investor, the $49.1 million net proceeds we received from the sale of the securities is limited in its use to (i) funding the clinical and preclinical development of our product candidates, including the funding of additional Phase III clinical trials to support the safety and efficacy of Acetavance in acute pain, but only if we decide to conduct such trials following any communications with the FDA, and any changes to our ongoing clinical trial of Acetavance in laparoscopic surgery, as appropriate, and (ii) for general corporate purposes, but only to the extent that the additional Acetavance clinical trials, or modifications to the ongoing clinical trial of Acetavance, as described in clause (i) of this sentence, have been fully funded or amounts required for those items have been reserved. We cannot specify with certainty all of the particular uses for the net proceeds from our initial public offering. The amount and timing of our expenditures will depend on several factors, including the progress of our clinical trials and commercialization efforts as well as the amount of cash used in our operations. Accordingly, our management will have broad discretion in the application of the net proceeds.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33103) for the period ended September 30, 2006 as filed with the SEC on November 30, 2006

3.2	Amended and Restated Bylaws of the Registrant, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33103) for the period ended September 30, 2006 as filed with the SEC on November 30, 2006

3.2.1	Amendment of Amended and Restated Bylaws of the Registrant, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 17, 2007

4.1	Form of the Registrant’s Common Stock Certificate, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33103) for the period ended September 30, 2006 as filed with the SEC on November 30, 2006

4.2	Amended and Restated Investor Rights Agreement dated February 21, 2006, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-135821) as filed with the SEC on July 17, 2006

4.5	Registration Rights Waiver and Amendment dated November 29, 2007, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 3, 2007

4.6	Form of Warrant to Purchase Stock issued to Silicon Valley Bank on November 30, 2007, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 3, 2007

4.7	Form of Warrant to Purchase Stock issued to Oxford Finance Corporation on November 30, 2007, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 3, 2007

4.8	Form of Warrant to Purchase Stock issued to GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services Inc.), on November 30, 2007, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 3, 2007

10.24	Form of Common Stock Purchase Agreement, incorporated hereby by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on February 15, 2008

10.25#±	Amended 2008 Corporate Bonus Plan

10.26±	Amendment No. 2 dated April 7, 2008 to Collaboration and License Agreement dated July 30, 2004 and amended as of October 6, 2006 by and between the Registrant and Migenix, Inc. (formerly Micrologix Biotech Inc.)

31.1±	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2±	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32±	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

±	Included in this Report.
#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE PHARMACEUTICALS, INC.

Dated: May 8, 2008	By:	/s/ WILLIAM R. LARUE
William R. LaRue
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33103) for the period ended September 30, 2006 as filed with the SEC on November 30, 2006

3.2	Amended and Restated Bylaws of the Registrant, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33103) for the period ended September 30, 2006 as filed with the SEC on November 30, 2006

3.2.1	Amendment of Amended and Restated Bylaws of the Registrant, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 17, 2007

4.1	Form of the Registrant’s Common Stock Certificate, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33103) for the period ended September 30, 2006 as filed with the SEC on November 30, 2006

4.2	Amended and Restated Investor Rights Agreement dated February 21, 2006, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-135821) as filed with the SEC on July 17, 2006

4.5	Registration Rights Waiver and Amendment dated November 29, 2007, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 3, 2007

4.6	Form of Warrant to Purchase Stock issued to Silicon Valley Bank on November 30, 2007, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 3, 2007

4.7	Form of Warrant to Purchase Stock issued to Oxford Finance Corporation on November 30, 2007, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 3, 2007

4.8	Form of Warrant to Purchase Stock issued to GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services Inc.), on November 30, 2007, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 3, 2007

10.24	Form of Common Stock Purchase Agreement, incorporated hereby by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on February 15, 2008

10.25#±	Amended 2008 Corporate Bonus Plan

10.26±	Amendment No. 2 dated April 7, 2008 to Collaboration and License Agreement dated July 30, 2004 and amended as of October 6, 2006 by and between the Registrant and Migenix, Inc. (formerly Micrologix Biotech Inc.)

31.1±	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2±	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32±	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

±	Included in this Report.
#	Indicates management contract or compensatory plan.