Form 10-Q
period 2008-06-30
CADENCE PHARMACEUTICALS INC
filed 2008-08-07
CIK 1333248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

As of July 31, 2008, there were 38,356,255 shares of the Registrant’s Common Stock outstanding.

CADENCE PHARMACEUTICALS, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Balance Sheets at June 30, 2008 and December 31, 2007	1
	Condensed Statements of Operations for the three and six months ended June 30, 2008 and 2007 and for the period from May 26, 2004 (inception) through June 30, 2008	2
	Condensed Statements of Cash Flows for the six months ended June 30, 2008 and 2007 and for the period from May 26, 2004 (inception) through June 30, 2008	3
	Notes to Condensed Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Submission of Matters to a Vote of Security Holders	50
Item 5.	Other Information	50
Item 6.	Exhibits	51

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,131,025	$55,392,921
Restricted cash	1,981,848	1,981,848
Prepaid expenses	1,033,926	751,046
Other current assets	185,540	208,275

Total current assets	81,332,339	58,334,090

Property and equipment, net	5,608,633	5,139,538
Restricted cash	885,434	885,434
Other assets	188,524	252,963

Total assets	$88,014,930	$64,612,025

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$5,349,577	$1,974,991
Accrued liabilities	12,687,278	13,901,770
Current portion of long-term debt	8,666,799	5,617,928

Total current liabilities	26,703,654	21,494,689

Deferred rent	1,093,505	1,224,869
Long-term debt, less current portion and discount of $509,763 and $642,130, respectively	9,165,690	13,412,349
Other long-term liabilities	22,048	22,048

Total liabilities	36,984,897	36,153,955

Commitments and contingencies (Note 8)

Stockholders’ equity :
Common stock, $0.0001 par value; 100,000,000 shares authorized, 38,356,255 shares and 29,112,755 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	3,836	2,911
Additional paid-in capital	194,862,959	142,879,979
Accumulated other comprehensive (loss) income	(93,667)	4,524
Deficit accumulated during the development stage	(143,743,095)	(114,429,344)

Total stockholders’ equity	51,030,033	28,458,070

Total liabilities and stockholders’ equity	$88,014,930	$64,612,025

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from May 26, 2004 (Inception) through June 30,
	2008	2007	2008	2007	2008
Operating expenses:
Research and development	$11,743,221	$12,754,991	$22,221,268	$20,996,795	$119,838,969
Marketing	927,275	466,354	1,510,977	768,537	5,468,571
General and administrative	2,902,894	2,435,940	5,569,932	4,263,532	22,391,714
Other	-	-	28,257	-	28,257

Total operating expenses	15,573,390	15,657,285	29,330,434	26,028,864	147,727,511

Loss from operations	(15,573,390)	(15,657,285)	(29,330,434)	(26,028,864)	(147,727,511)

Other (expense) income:
Interest income	474,434	923,137	1,024,814	1,955,027	6,639,334
Interest expense	(497,028)	(200,122)	(1,003,884)	(420,131)	(2,369,025)
Other expense	(852)	(319)	(4,247)	(319)	(285,893)

Total other (expense) income, net	(23,446)	722,696	16,683	1,534,577	3,984,416

Loss before income tax	(15,596,836)	(14,934,589)	(29,313,751)	(24,494,287)	(143,743,095)

Net loss	$(15,596,836)	$(14,934,589)	$(29,313,751)	$(24,494,287)	$(143,743,095)

Basic and diluted net loss per share(1)	$(0.41)	$(0.52)	$(0.83)	$(0.86)

Shares used to compute basic and diluted net loss per share(1)	38,057,485	28,546,033	35,489,290	28,475,594

(1)

As a result of the issuance of 9,240,307 shares of common stock pursuant to an effective shelf registration in the first quarter of 2008, there is a lack of comparability in the per share amounts between the 2008 and 2007 periods presented. Please see Note 4 for further discussion.

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			Period from
			May 26, 2004
	Six Months Ended		(Inception) through
	June 30,		June 30,
	2008	2007	2008
Operating activities
Net loss	$(29,313,751)	$(24,494,287)	$(143,743,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	258,856	252,448	1,041,565
Loss on disposal of assets	28,257	-	65,291
Stock-based compensation	2,841,520	1,856,438	9,317,594
Non-cash interest expense	17,499	4,110	261,657
Amortization of discount on note payable	132,367	45,888	322,684
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(310,147)	61,042	(1,312,063)
Accounts payable	3,425,419	2,966,355	5,129,755
Accrued liabilities and other liabilities	(1,345,855)	3,489,430	12,614,900

Net cash used in operating activities	(24,265,835)	(15,818,576)	(116,301,712)

Investing activities
Purchases of marketable securities	-	-	(7,450,000)
Maturities of marketable securities	-	-	7,000,000
Restricted cash	-	(1,634,000)	(2,867,282)
Purchases of property and equipment	(756,403)	(1,410,143)	(5,525,154)
Proceeds from the sale of property and equipment	195	-	195

Net cash used in investing activities	(756,208)	(3,044,143)	(8,842,241)

Financing activities
Proceeds from issuance of common stock	49,142,385	7,137	106,125,553
Disbursements from repurchase of common stock	-	(14,825)	(19,075)
Proceeds from sale of preferred stock, net	-	-	78,933,748
Borrowings under debt agreements	-	-	21,955,000
Payments under debt agreements	(1,382,238)	(1,032,457)	(3,720,248)

Net cash provided by (used in) financing activities	47,760,147	(1,040,145)	203,274,978

Net increase (decrease) in cash and cash equivalents	22,738,104	(19,902,864)	78,131,025
Cash and cash equivalents at beginning of period	55,392,921	86,825,526	-

Cash and cash equivalents at end of period	$78,131,025	$66,922,662	$78,131,025

Supplemental disclosures
Issuance of warrants in connection with loan and security agreement	$-	$-	$787,448
Assets acquired through lease concessions	$-	$-	$1,190,530
Unrealized loss on investment securities	$(98,191)	$(41,212)	$(93,667)
Cash paid for interest and fees	$790,515	$381,900	$1,822,805

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	The Company

Cadence Pharmaceuticals, Inc. (the “Company”) was incorporated in the state of Delaware in May 2004. The Company is a biopharmaceutical company focused on in-licensing, developing and commercializing proprietary product candidates principally for use in the hospital setting. The Company’s primary activities since incorporation have been conducting research and development activities, including clinical trials, of its product portfolio; organizational activities, including recruiting personnel, establishing office facilities; and raising capital to fund these activities. To date, the Company has in-licensed rights to Acetavance™, an intravenous formulation of acetaminophen, and Omigard™, an omiganan pentahydrochloride 1% aqueous gel, both of which are product candidates currently being studied in Phase III clinical trials. Since the Company has not begun principal operations of commercializing either of its product candidates, the Company is considered to be a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. In the opinion of the Company’s management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair presentation of the results of the interim periods presented have been included. These condensed financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2007, as included in the Company’s 2007 Annual Report on Form 10-K as filed with the SEC on March 13, 2008.

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

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

Compensation expense for all stock-based payment awards was recognized using the straight-line method. The following table summarizes the weighted average estimates the Company used in the Black-Scholes option-pricing model during the three and six months ended June 30, 2008 and 2007, to determine the fair value of employee stock options granted during each period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
Risk free interest rates	3.6%		4.8%		2.8%		4.6%
Expected life in years	5.3 year	s	5.9 year	s	6.0 year	s	6.0 year	s
Expected dividend yield	0.0%		0.0%		0.0%		0.0%
Expected volatility	70.0%		66.0%		70.0%		66.0%

Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended June 30, 2008 and 2007 was $1,491,127 and $1,132,620, respectively. Stock-based compensation expense recognized under SFAS No. 123(R) for the six months ended June 30, 2008 and 2007 was $2,841,520 and $1,856,438, respectively. Since May 26, 2004 (inception) through June 30, 2008, the Company has incurred $9,317,594 of stock-based compensation expense. The table below summarizes the stock-based compensation expense included in the Company’s statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,		Period from May 26, 2004 (Inception) through June 30,
	2008	2007	2008	2007	2008
Research and development	$456,352	$360,630	$853,556	$554,265	$2,657,986
Marketing	17,037	5,681	30,965	6,546	64,944
General and administrative	1,017,738	766,309	1,956,999	1,295,627	6,594,664

Stock-based compensation expense included in operating expenses	1,491,127	1,132,620	2,841,520	1,856,438	9,317,594

Total stock-based compensation expense included in loss from operations	$1,491,127	$1,132,620	$2,841,520	$1,856,438	$9,317,594

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

Level 1 Inputs–	Quoted prices for identical instruments in active markets.

Level 2 Inputs–

Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable.

Level 3 Inputs–	Valuation derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

Currently, all of the Company’s financial instruments are valued using level 1 inputs. The following table presents further detail of the financial instruments carried at fair value on the Company’s condensed balance sheet as of June 30, 2008:

Description	Quoted market prices in active markets (Level 1)	Internal models with significant observable market parameters (Level 2)	Internal models with significant unobservable market parameters (Level 3)	Total carrying value in the condensed balance sheet
Cash and cash equivalents:
Money market funds	$76,518,637	$-	$-	$76,518,637
Other assets:
Available-for-sale equity securities	128,333	-	-	128,333

Total assets at fair value	$76,646,970	$-	$-	$76,646,970

3.	Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), Business Combinations, and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently reviewing the effects of FSP FAS 142-3 and does not anticipate that the adoption will have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 also requires disclosure about an entity’s strategy and objectives for using derivatives, the fair values of derivative instruments and their related gains and losses. SFAS No. 161 is effective for reporting periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently reviewing the effects of SFAS No. 161; however, the adoption is not expected to have a material impact on its financial statements as the Company does not currently hold derivative instruments.

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

The actual net loss per share amounts for the three and six months ended June 30, 2008 and 2007 were computed based on the shares of common stock outstanding during the respective periods. The net loss per share for the three and six months ended June 30, 2008 includes the effect of the 9,240,307 common shares issued by the Company in the first quarter of 2008 pursuant to an effective shelf registration. As a result of the issuance of these common shares, there is a lack of comparability in the basic and diluted net loss per share amounts for the three and six month periods ended June 30, 2008 and 2007.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following is a reconciliation of the basic and diluted shares for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Shares for basic and dilutive net loss per share:

Weighted average common shares outstanding	38,355,161	29,115,479	35,815,566	29,105,262
Weighted average unvested common shares subject to repurchase	(297,676)	(569,446)	(326,276)	(629,668)

Denominator for basic and diluted earnings per share	38,057,485	28,546,033	35,489,290	28,475,594

For the three months ended June 30, 2008 and 2007, options and other exercisable convertible securities totaling 3,812,888 and 2,773,247 shares, respectively, were excluded from the calculation as their effect would have been antidilutive. For the six months ended June 30, 2008 and 2007, options and other exercisable convertible securities totaling 3,426,099 and 2,597,866 shares, respectively, were excluded from the calculation as their effect would have been antidilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Period from May 26, 2004 (Inception) through June 30,
	2008	2007	2008	2007	2008
Net loss	$(15,596,836)	$(14,934,589)	$(29,313,751)	$(24,494,287)	$(143,743,095)

Other comprehensive income:
Net unrealized loss on available- for-sale investments	(46,790)	(138,690)	(98,191)	(41,212)	(93,667)

Comprehensive loss	$(15,643,626)	$(15,073,279)	$(29,411,942)	$(24,535,499)	$(143,836,762)

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.	Property and Equipment

Property and equipment for operations were as follows:

	June 30, 2008	December 31, 2007
Leasehold improvements	$1,580,336	$1,580,336
Computer equipment and software	572,820	544,273
Furniture and fixtures	427,811	421,178
Manufacturing equipment	123,303	123,303
Construction-in-process	3,869,160	3,213,617

	6,573,430	5,882,707

Less accumulated depreciation	(964,797)	(743,169)

Total	$5,608,633	$5,139,538

For the three months ended June 30, 2008 and 2007, the Company incurred depreciation expense of $130,996 and $130,482, respectively. For the six months ended June 30, 2008 and 2007, the Company incurred depreciation expense of $258,856 and $252,448, respectively. Since May 26, 2004 (inception) through June 30, 2008, the Company has incurred depreciation expense of $1,041,565.

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

As of June 30, 2008 and December 31, 2007, the aggregate principal balance of the loans, net of the loan discount, included on the Company’s condensed balance sheets was $17,832,489 and $19,030,277, respectively.

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

In connection with the Second Amendment to the Agreement with Silicon Valley Bank, Oxford Finance Corporation and GE Business Financial Services Inc., the Company issued six fully exercisable warrants to the lenders to purchase an aggregate of 50,331 shares of the Company’s common stock at an exercise price of $12.67 per share. The Company determined the fair value of these warrants to be $473,876, using the Black-Scholes valuation model. The value of the warrants was recorded as a discount to the note payable, and will be amortized to interest expense over the expected term of the loan agreement. The warrants were valued using the following assumptions: risk-free interest rate of 3.64%; dividend yield of 0.0%; expected volatility of 70.0%; and a contractual term of 7 years. As of June 30, 2008, all warrants related to the Second Amendment were outstanding.

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

In January 2007, the Company entered into a sublease agreement for a portion of its unused office space, to be in effect through the third quarter of 2009. Rent expense, net of sublease rent income, for the three months ended June 30, 2008 and 2007 was $140,849 and $137,903, respectively. Rent expense, net of sublease rent income, for the six months ended June 30, 2008 and 2007 was $279,093 and $300,909, respectively. Since May 26, 2004 (inception) through June 30, 2008, the Company has incurred total net rent expense of $1,856,961.

Supply Agreement

On July 18, 2007, the Company entered into a development and supply agreement with Baxter Healthcare Corporation (“Baxter”) for the completion of pre-commercialization manufacturing development activities and the manufacture of commercial supplies of the finished drug product for Acetavance. Pursuant to the terms of the agreement with Baxter, Baxter receives development fees from the Company upon the completion of specified development activities, which the Company expenses as these costs are being incurred. In addition, Baxter will receive a set manufacturing fee based on the amount of the finished Acetavance drug product produced, which prices may be adjusted by Baxter, subject to specified limitations. The Company is also obligated to purchase a minimum number of units each year following regulatory approval, or pay Baxter an amount equal to the per-unit

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

purchase price multiplied by the amount of the shortfall. Further, the Company is obligated to reimburse Baxter for all reasonable costs directly related to work performed by Baxter in support of any change in the active pharmaceutical ingredient (“API”) source or API manufacturing process.

The agreement with Baxter also requires the Company to fund specified improvements at Baxter’s manufacturing facility and purchase certain equipment for use by Baxter in manufacturing Acetavance. As of June 30, 2008, the Company has reimbursed Baxter for a portion of the facility improvements and has expensed the costs as they have been incurred. The equipment purchased for the manufacturing of Acetavance to which the Company retains title are being capitalized and will be amortized over the life of the equipment. At the time of termination, the agreement requires the Company to reimburse Baxter for all reasonable costs for the de-installation of the Company’s equipment and the restoration of Baxter’s manufacturing facility to its pre-installation condition. The Company is not able to reasonably estimate the cost and the timing of these expenses at this time and therefore cannot reasonably estimate the fair value of the retirement obligation.

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

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 2004 and forward are subject to examination by the Federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest and/or penalties related to income tax matters in the Company’s condensed balance sheets at June 30, 2008 or December 31, 2007, and has recognized no interest and/or penalties in the Company’s condensed statement of operations for the three and six months ended June 30, 2008 and 2007, respectively.

The Company adopted the provisions of FASB Interpretation (“FIN”) 48, Accounting for Income Tax Uncertainties, on January 1, 2007. On the date of adoption of FIN No. 48, there were no unrecognized tax benefits and thus the Company did not recognize an increase in the liability for unrecognized tax benefits. Further, there are no unrecognized tax benefits included in the Company’s condensed balance sheets at June 30, 2008 or December 31, 2007, respectively.

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

Overview

We are a biopharmaceutical company focused on in-licensing, developing and commercializing proprietary product candidates principally for use in the hospital setting. Since our inception in May 2004, we have in-licensed rights to two product candidates, both of which are currently being studied in Phase III clinical trials. We have in-licensed the exclusive U.S. and Canadian rights to Acetavance™, an intravenous formulation of acetaminophen that is currently marketed in Europe and several other markets by Bristol-Myers Squibb Company, or BMS, for the treatment of acute pain and fever under the brand name Perfalgan®. We have also in-licensed the exclusive North American and European rights to omiganan pentahydrochloride 1% aqueous gel, or OmigardTM, for the prevention and treatment of device-related, surgical wound-related and burn-related infections. We believe that the hospital setting is a concentrated, underserved market for pharmaceuticals and anticipate building our own, hospital-focused sales force as our product candidates approach potential U.S. Food and Drug Administration, or FDA, approval. We intend to build a leading franchise in the hospital setting, continuing to focus on products that are in late stages of development, currently commercialized outside the U.S., or approved in the U.S. but with significant commercial potential for proprietary new uses or formulations.

We were incorporated under the laws of the State of Delaware in May 2004. Our principal executive offices are located at 12481 High Bluff Drive, Suite 200, San Diego, California 92130 and our telephone number is (858) 436-1400. Information about the company is also available at our website at www.cadencepharm.com, which includes links to reports we have filed with the U.S. Securities and Exchange Commission, or SEC. The contents of our website are not incorporated by reference in this Quarterly Report on Form 10-Q.

Background

We were incorporated in May 2004 and during that year we focused on hiring our management team and initial operating employees and on in-licensing our first product candidate, Omigard. Substantial operations did not commence until September 2004. During 2005, we completed the special protocol assessment, or SPA, for Omigard, and initiated Phase III clinical trials for this product candidate. In March 2006, we in-licensed rights to Acetavance from BMS and in October 2006, we initiated our Phase III clinical development program for Acetavance. During 2007, we continued our Phase III clinical development programs for our product candidates. We completed enrollment in our Phase III clinical trial of Omigard in April 2008 and expect to announce top-line results in the fourth quarter of 2008. If the results of the trial are positive, we expect to submit a new drug application, or NDA, to the FDA for Omigard in the second quarter of 2009. In January 2008, we announced top-line results from two Phase III clinical trials of Acetavance for the treatment of pain and fever, and in May 2008, we announced the results of a second Phase III clinical trial of Acetavance for the treatment of fever in adults. In July 2008, we announced that we received advice from the FDA that our clinical development plan for Acetavance, which includes two completed, pivotal efficacy clinical trials, an ongoing pharmacokinetic trial, and two ongoing safety trials, as well as other supportive studies by Cadence, BMS, or reported in scientific and medical literature, is sufficient to serve as the basis for submission of a 505(b)(2) NDA for Acetavance. Assuming the successful completion of our clinical development plan and manufacturing development activities for Acetavance, we currently plan to submit an NDA to the FDA in the second quarter of 2009.

We are a development stage company and we have incurred significant net losses since our inception. As of June 30, 2008, we had an accumulated deficit of $143.7 million. These losses have resulted principally from costs incurred in connection with research and development activities, including license fees, costs of clinical trial activities associated with our current product candidates and general and administrative expenses. We expect to continue to incur operating losses for the next several years as we pursue the clinical development and market launch of our product candidates and acquire or in-license additional products, technologies or businesses that are complementary to our own.

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

Our historical research and development expenses relate predominantly to the in-licensing of Acetavance and Omigard and the related clinical trials for these product candidates. We expense all research and development charges as they are incurred as the underlying technology associated with these expenditures relates to our research and development efforts and has no alternative future uses. We use external service providers and vendors to conduct our clinical trials, to manufacture our product candidates to be used in clinical trials and to provide various other research and development related products and services. A substantial portion of these external costs are tracked on a project basis. Our internal research and development resources are used in several projects and may not be attributable to a specific product candidate. For example, a substantial portion of our internal costs, including personnel and facility related costs, is not tracked on a project basis.

The following table summarizes our research and development expenses included in our condensed statements of operations by project for the three and six months ended June 30, 2008 and 2007, and for the period from May 26, 2004 (inception) through June 30, 2008. Costs that are not attributable to a specific product candidate, including salaries and related personnel costs, are included in the “other supporting costs” category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Period from May 26, 2004 (Inception) through June 30,
	2008	2007	2008	2007	2008
Omigard	$4,862	$5,519	$10,332	$10,200	$51,319
Acetavance	4,649	5,180	7,473	7,060	49,632
Other supporting costs	2,232	2,056	4,416	3,737	18,888

	$11,743	$12,755	$22,221	$20,997	$119,839

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

We expect our development expenses to be substantial over the next few years as we continue the advancement of our product development programs. We initiated our Phase III clinical trial for Omigard in August 2005, completed enrollment in April 2008, and expect to announce top-line results of this clinical trial in the fourth quarter of 2008. In July 2008, we announced that we received advice from the FDA that our clinical development plan for Acetavance, which includes two pivotal efficacy clinical trials, an ongoing pharmacokinetic trial, and two ongoing safety trials, as well as other supportive studies conducted by Cadence, BMS or reported in scientific and medical literature, is sufficient to serve as the basis for submission of a 505(b)(2) NDA for Acetavance. Assuming the successful completion of our clinical development plan and manufacturing development activities for Acetavance, we currently plan to submit an NDA to the FDA in the second quarter of 2009. Our failure to achieve our product development goals for Acetavance in a timely manner, or at all, could adversely affect our business and our stock price.

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

The table below summarizes the stock-based compensation expense included in our condensed statements for the three and six months ended June 30, 2008 and 2007, and for the period from May 26, 2004 (inception) through June 30, 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Period from May 26, 2004 (Inception) through June 30,
	2008	2007	2008	2007	2008
Research and development	$456	$360	$853	$554	$2,657
Marketing	17	6	31	7	65
General and administrative	1,018	766	1,957	1,295	6,595

Stock-based compensation expense included in operating expenses	1,491	1,132	2,841	1,856	9,317

Total stock-based compensation expense included in loss from operations	$1,491	$1,132	$2,841	$1,856	$9,317

As of June 30, 2008, the total future compensation expense related to the current unvested stock options is expected to be approximately $13.4 million.

Results of Operations

Three-Month Periods Ended June 30, 2008 and 2007

Operating expenses

Research and Development Expenses. Research and development expenses decreased to $11.7 million for the three months ended June 30, 2008, from $12.8 million for the comparable period during 2007. This reduction can be attributed to the following changes:

•

a decrease of $0.7 million in spending under our Omigard program, primarily due to a reduction in clinical trial activity as enrollment was completed for our CLIRS trial in April 2008, partially offset by an increase in pre-commercialization manufacturing development activities;

•

a decrease of $0.5 million in spending under our Acetavance program, primarily due to facility improvement charges incurred during the three months ended June 30, 2007, which were not incurred during the comparable 2008 period, partially offset by increased clinical trial activity; and

•

an increase of $0.2 million in other supporting costs, including $0.1 million of additional stock-based compensation charges, primarily as a result of increased salaries and related personnel costs from the addition of research and development staff employed during the three months ended June 30, 2008.

Marketing Expenses. Marketing expenses increased to $0.9 million for the three months ended June 30, 2008, from $0.5 million for the comparable period during 2007. This increase was primarily due to increased marketing activities for both of our product candidates as we prepare for potential commercialization.

General and Administrative Expenses. General and administrative expenses increased $0.5 million for the three months ended June 30, 2008 to $2.9 million, from $2.4 million for the comparable period during 2007. This increase was primarily due to increases in salaries and related personnel costs (including a $0.3 million increase in stock-based compensation charges) due to an increase in staff employed during the three months ended June 30, 2008 as compared to the same period in 2007.

Interest Income. Interest income decreased $0.4 million for the three months ended June 30, 2008 to $0.5 million, from $0.9 million for the comparable period during 2007. This decrease was due to a lower average yield earned on our investments during the three months ended June 30, 2008 as compared to the same period in 2007, partially offset by a higher average cash balance during the three months ended June 30, 2008 as compared to same period in 2007.

Interest Expense. Interest expense increased $0.3 million for the three months ended June 30, 2008 to $0.5 million, from $0.2 million for the comparable period during 2007. This increase is due to an amendment to our loan and security agreement in which we secured an additional $15.0 million in December 2007, made to us in two separate draws of $5.0 million and $10.0 million with fixed interest rates of 7.83% and 7.74%, respectively. At the time of the initial draw, we received our funds net of loan fees of less than $0.1 million and will be required to pay $0.4 million at the termination of the credit facility which, together with the loan fees, is being amortized to interest expense throughout the life of the loan. Additionally, in connection with the loan, we issued six fully exercisable warrants to the lenders to purchase an aggregate of 50,331 shares of our common stock at an exercise price of $12.67 per share. We determined that the fair value of these warrants was $0.5 million, using the Black-Scholes pricing model, which we accounted for as a debt discount and are amortizing to interest expense throughout the life of the loan. Partially offsetting the increase in interest expense from the $15.0 million credit facility was a reduction in interest expense incurred on our $7.0 million loan and security agreement we secured in June 2006. This reduction is due to the principal payments we have been making on the 11.47% fixed rate loan since February 2007. As of June 30, 2008, we had made 17 of the 30 equal monthly principal and interest payments and had reduced the outstanding principal balance by $3.7 million, to $3.3 million. In January 2008, we began making the first of six interest-only payments on the $15.0 million facility and, in July 2008, will make the first of 30 equal monthly principal and interest payments to fully amortize the balance. As of June 30, 2008 and December 31, 2007 the aggregate balance of the loans, net of the loan discount, included on our condensed balance sheets was $17.8 million and $19.0 million, respectively.

Six-Month Periods Ended June 30, 2008 and 2007

Operating expenses

Research and Development Expenses. Research and development expenses increased $1.2 million for the six months ended June 30, 2008 to $22.2 million from $21.0 million for the comparable period during 2007. This increase can be attributed to the following changes:

•

an increase of $0.1 million in spending under our Omigard development program, primarily related to an increase in pre-commercialization manufacturing development activities, partially offset by a reduction in clinical trial and data analysis activities;

•

an increase of $0.4 million in spending under our Acetavance program, primarily related to additional costs incurred for clinical trial and regulatory activities, partially offset by facility improvement charges incurred primarily in 2007; and

•

an increase of $0.7 million in other supporting costs, including $0.3 million of additional stock-based compensation charges, primarily as a result of increased salaries and related personnel costs from the addition of research and development staff employed during the six months ended June 30, 2008.

Marketing Expenses. Marketing expenses increased $0.7 million for the six months ended June 30, 2008 to $1.5 million, from $0.8 million for the comparable period during 2007. This increase was primarily due to increased marketing activities for both of our product candidates as we prepare for potential commercialization, as well as increased salaries and related personnel costs.

General and Administrative Expenses. General and administrative expenses increased $1.3 million for the six months ended June 30, 2008 to $5.6 million, from $4.3 million for the comparable period during 2007. This increase was primarily due to increases in salaries and related personnel costs (including a $0.7 million increase in stock- based compensation charges) due to an increase in staff employed during the six months ended June 30, 2008 as compared to the same period in 2007.

Interest Income. Interest income decreased $1.0 million for the six months ended June 30, 2008 to $1.0 million, from $2.0 million for the comparable period during 2007. This decrease was primarily due to a lower average yield earned on our investments during the six months ended June 30, 2008 as compared to the same period in 2007.

Interest Expense. Interest expense increased $0.6 million for the six months ended June 30, 2008 to $1.0 million, from $0.4 million for the comparable period during 2007. This increase is due to an amendment to our loan and security agreement which we secured an additional $15.0 million in December 2007, made to us in two separate draws of $5.0 million and $10.0 million with fixed interest rates of 7.83% and 7.74%, respectively. Partially offsetting the additional interest expense incurred on the $15.0 million draw is a reduction in the interest expense incurred on our $7.0 million loan, drawn in June 2006 at a fixed rate of 11.47%. As of June 30, 2008, we had made 17 of the 30 equal monthly principal and interest payments on the $7.0 million loan and had reduced the outstanding principal balance by $3.7 million, to $3.3 million.

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

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:

•

the rate of progress and costs of our clinical trials and other product development programs for Acetavance, Omigard and any other product candidates that we may in-license or acquire, including milestone payments that may become payable to BMS or Migenix;

•

the costs of filing, prosecuting, defending and enforcing any patent claims or other intellectual property rights associated with our product candidates, including any such costs we may be required to expend if our licensors are unwilling or unable to do so;

•	the cost and timing of completion of an outsourced commercial manufacturing supply for each product candidate;

•	the costs and timing of regulatory approvals;

•	the costs of establishing sales, marketing and distribution capabilities;

•	the effect of competing technological and market developments;

•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish; and

•	the success of the commercialization of our products.

As of June 30, 2008, we had $78.1 million in cash and cash equivalents, an increase of $22.7 million from the $55.4 million at December 31, 2007. This increase was primarily due to net proceeds received from our registered direct offering completed in February 2008 of approximately $49.1 million. Partially offsetting this increase during the first six months of 2008 were reductions to our cash and cash equivalents from cash used in operations ($24.3 million), principal payments on our debt obligations ($1.4 million) and the purchase of equipment ($0.8 million).

The $24.3 million of cash used in operations for the six months ended June 30, 2008 represents an $8.5 million increase from the $15.8 million of cash used in operations during the comparable period in 2007. This increase was primarily due to an increase in the net loss we reported during the applicable period in 2008, primarily due to the increased operating activities related to the advancement of our clinical development programs, including pre-commercialization manufacturing development. Also contributing to the increased cash outflow from operations were reductions in interest earned on our investments from lower average yields, combined with additional interest expense from increased debt obligations during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Further, changes in our outstanding liabilities more favorably impacted our cash flow during the six months ended June 30, 2007 as compared to the same period in 2008.

During the six months ended June 30, 2008, our net accounts payable and accrued liabilities balances increased $2.2 million as compared to December 31, 2007. This increase was primarily due to increased clinical trial activity for Acetavance at June 30, 2008 as compared to December 31, 2007, combined with increased accrued manufacturing costs as we prepare for the potential commercial manufacturing of our drug candidates.

As of June 30, 2008, our net property and equipment balance increased by $0.5 million to $5.6 million, from $5.1 million at December 31, 2007. This increase was due to $0.8 million of capital equipment expenditures, to be used primarily for the potential commercial manufacturing of Omigard and computer software for our information technology infrastructure. The expenditures were partially offset by $0.3 million of depreciation on our assets during the six months ended June 30, 2008.

Sources of Liquidity

Since inception, our operations have been financed primarily through the issuance of equity securities, in both public and private offerings. From our inception through June 30, 2008, we have received net proceeds of approximately $184.7 million from the sale of shares of our preferred and common stock as follows:

•

from July 2004 to June 2008 (excluding our initial public offering and February 2008 registered direct offering), we issued and sold a total of 2,308,343 shares of common stock to our founders, employees, directors and consultants for aggregate net proceeds of $0.8 million;

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

Additionally, in February 2006, we entered into a $7.0 million loan and security agreement with Silicon Valley Bank and Oxford Finance Corporation to provide us with growth capital. We drew down $7.0 million in June 2006 at the fixed rate of 11.47%. In November 2007, we amended the $7.0 million loan and security agreement and entered into the Second Amendment to Loan and Security Agreement with the same parties and GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services , Inc.), to secure an additional $15.0 million credit facility. In December 2007, we drew down $15.0 million under the Second Amendment in two separate draws of $5.0 million and $10.0 million with fixed interest rates of 7.83% and 7.74%, respectively, net of a loan fee of less than $0.1 million. In addition to the principal and interest under the $15.0 million credit facility, we are required to pay $0.4 million at the termination of the $15.0 million credit facility. As of June 30, 2008, we had no further credit available under these agreements.

In August 2006, we began making the first of six interest-only payments on the $7.0 million loan and security agreement and, in February 2007, began making the first of 30 equal principal and interest payments. In January 2008, we began making the first of six interest-only payments on the $15.0 million credit facility and in July 2008 will make the first of 30 equal monthly principal and interest payments to fully amortize the balance. At the termination of the $15.0 million credit facility, we will also pay the $0.4 million termination fee.

In connection with each credit facility we issued warrants to the lenders to purchase shares of our stock. See Note 7 to the Notes to Condensed Financial Statements in Item 1 above for further discussion.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Cash and Cash Equivalents

Our cash and cash equivalents as of June 30, 2008 consisted primarily of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the investment securities available-for-sale that we may invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment securities available-for-sale to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio of cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate and we do not believe that our results of operations would be materially impacted by an immediate 10% change in interest rates.

Debt

The loans under our amended loan and security agreement have fixed interest rates. Consequently, we do not have significant interest rate cash flow exposure on our debt. The aggregate principal balance of the loans, net of the loan discount, under the agreement at June 30, 2008 was $17.8 million, and is collateralized by substantially all of our assets (excluding intellectual property). Under the terms of the agreement, we are precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and are subject to various non-financial covenants and prepayment penalties.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of disclosure controls and procedures. As required by U.S. Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, which has been updated since the filing of our Annual Report on Form 10-K, in its entirety, in addition to other information contained in this report as well as our other public filings with the U.S. Securities and Exchange Commission.

In the near-term, the success of our business will depend on many factors, including the following risks:

•

we are largely dependent on the success of our only two product candidates, Acetavance and Omigard, and we cannot be certain that our clinical development programs will be successful, or sufficient to support new drug applications, or NDAs, or that either product candidate will receive regulatory approval or be successfully commercialized;

•

the outcomes of final analyses of data from our clinical trials of Acetavance or Omigard may vary from our initial analyses, and the U.S. Food and Drug Administration, or FDA, may not agree with our interpretation of these results;

•

our clinical trials of Acetavance or Omigard may produce negative or inconclusive results, or may be inconsistent with previous clinical trial results, and we may decide, or the FDA may require us, to conduct additional clinical trials or to modify our ongoing clinical trials in order to obtain regulatory approvals;

•

if quality issues arise during the completion of required pre-commercialization manufacturing development activities for our product candidates, or if changes are made in scaling-up the manufacturing processes for our product candidates that result in a lack of comparability between our commercial products and the products tested in our clinical trials, we may be required to perform additional non-clinical or clinical studies, which would cause delays in or limit our ability to obtain regulatory approvals, increase our costs, and result in the loss of potential revenues;

•

if our third party manufacturers fail to complete important pre-commercialization manufacturing development activities for our product candidates on a timely basis, including the completion of batches of our product candidates that are required to perform stability studies, or if they fail to comply with stringent regulations applicable to pharmaceutical manufacturers, our costs will increase and we will face delays in our ability to obtain regulatory approval for, and to commercialize, our product candidates;

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

•	we may not be able to maintain patent protection for our products and to commercialize our products without infringing the patent rights of others; and

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

We currently have no drug products for sale and we cannot guarantee that we will ever have marketable drug products. The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA, and other regulatory authorities in the U.S. and other countries, which regulations differ from country to country. We are not permitted to market our product candidates in the U.S. until we receive approval of an NDA, from the FDA. We have not submitted an NDA or received marketing approval for either of our product candidates. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. We currently have only two product candidates and our business success currently depends entirely on their successful development and commercialization.

We have not developed either of our product candidates independently. In March 2006, we in-licensed rights to intravenous acetaminophen from Bristol-Myers Squibb Company, or BMS, which currently markets this product in Europe for the treatment of acute pain and fever. In January 2008, we announced that our Phase III clinical trial of Acetavance for the treatment of pain in adults following abdominal gynecological surgery did not meet its primary endpoint of demonstrating a statistically significant reduction in patients’ pain intensity scores over 48 hours compared to placebo. We believe that the study missed its primary endpoint due to much higher than predicted variability of the initial pain assessments, particularly in those subjects who were randomized closer to the end of their surgery. This variability had a large, negative impact on the baseline-dependent statistical measurements. As a result, during the first quarter of 2008, we initiated communications with the FDA in order to obtain the agency’s advice regarding our clinical development plan for this product candidate. In July 2008, we announced that we received written guidance from the FDA, confirming that our clinical development plan is sufficient to provide a basis for submission of a 505(b)(2) NDA for Acetavance. The Acetavance clinical development plan includes two completed, pivotal efficacy clinical trials, an ongoing pharmacokinetic trial, and two ongoing safety trials, as well as other supportive studies conducted by Cadence or BMS, or reported in scientific and medical literature. Assuming the successful completion of our clinical development plan and manufacturing development activities for Acetavance, we currently plan to submit an NDA to the FDA in the second quarter of 2009, requesting marketing approval of Acetavance for the treatment of acute pain and fever in adults and children. The quality of the data collected from all of the clinical trials in our clinical development program must be reviewed and must demonstrate adequate safety and efficacy to obtain regulatory approval. Our failure to achieve our product development goals for Acetavance in a timely manner, or at all, could adversely affect our business and our stock price.

In July 2004, we in-licensed the rights to our only other product candidate, omiganan pentahydrochloride 1% aqueous gel, or Omigard. In 2005, we initiated a single Phase III clinical trial of Omigard for the prevention of local catheter site infections, or LCSIs. In July 2007, we increased the number of patients to be enrolled in this trial from 1,250 to 1,850 patients, which required us to expend greater financial resources than originally anticipated and delayed the completion of enrollment to April 2008. The data from this trial must be collected, reviewed for quality and analyzed, and must demonstrate a positive result before we can submit an NDA to the FDA for the approval of Omigard, and any delays in completing these activities could delay the submission and review by the FDA of any NDA for this product candidate.

Our clinical development programs for Acetavance and Omigard may not lead to commercial products if our clinical trials fail to demonstrate that our product candidates are safe and effective and, as a result, we fail to obtain necessary approvals from the FDA and similar foreign regulatory agencies. We may also fail to obtain the necessary approvals if we have inadequate financial or other resources to complete our clinical and manufacturing development programs and prepare to submit applications for marketing approval of our product candidates. Any failure to obtain approval of Acetavance or Omigard would have a material and adverse effect on our business.

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

For example, Migenix, the licensor for our Omigard product candidate, together with its former collaborator, Fujisawa Healthcare, Inc., or Fujisawa, completed enrollment in a Phase III clinical trial in February 2003 that demonstrated statistically significant results for the secondary endpoints of the trial, the prevention of LCSIs and catheter colonization, which is the growth of microorganisms on the portion of the catheter below the skin surface. However, the trial did not show statistical significance for the primary endpoint, the prevention of catheter-related bloodstream infections, or CRBSIs. After the termination of the collaboration between Migenix and Fujisawa in January 2004, we in-licensed the rights to Omigard from Migenix in July 2004, and subsequently reached an agreement under the SPA process with the FDA concerning the protocol for our own Phase III clinical trial of Omigard. In connection with the SPA for Omigard, the FDA agreed that a single confirmatory Phase III clinical trial will be required for approval for Omigard and that the prevention of LCSIs will be the sole primary efficacy endpoint, and we initiated this clinical trial, which is called the CLIRS trial, in August 2005. In July 2007, we increased the number of patients to be enrolled in the CLIRS trial from 1,250 to 1,850 patients in order to increase the statistical power of the study. This change was prompted by our planned re-analysis of data from the initial Phase III clinical trial of Omigard, which indicated a statistically significant reduction in the number of LCSIs of 42% in the Omigard treatment arm as compared to the povidone-iodine treatment arm, while the original analysis of data from this trial indicated a statistically significant reduction of LCSIs of approximately 49%. Increasing the number of patients enrolled in this clinical trial required greater financial resources than originally anticipated and delayed the completion of enrollment. Although the FDA agreed with our proposal to increase the number of patients to be enrolled in our ongoing Phase III clinical trial of Omigard, we may still be unable to demonstrate statistical significance or otherwise demonstrate sufficient efficacy and safety to support the filing of an NDA or ultimately lead to regulatory approval. Furthermore, despite having completed the SPA process, the FDA’s agreement with us on the trial protocol and analysis plans for this trial remains subject to advances in the field or public health concerns unrecognized at the time of the FDA’s protocol assessment, and any further changes we may propose to the protocol or analysis plans for this trial remain subject to the FDA’s approval.

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

In March 2006, we in-licensed the rights to Acetavance from BMS, which is currently marketing intravenous acetaminophen in Europe and other parts of the world under the brand name Perfalgan. Nine post-operative pain clinical trials have been completed by BMS, mostly in Europe, primarily in support of European regulatory approvals for this product candidate. Although the FDA has advised us that one of these studies, a clinical trial in patients undergoing total hip and knee replacement, may be submitted to demonstrate efficacy of Acetavance in the treatment of post-operative pain, the FDA may reject the results of this study if it determines that the study was not conducted in accordance with requisite regulatory standards and procedures. Furthermore, we have not audited or verified the accuracy of the primary clinical data provided by BMS for this study. Even though BMS has obtained marketing approval in Europe and other territories for intravenous acetaminophen, we must provide the FDA with adequate and well controlled clinical trials in the U.S. to demonstrate Acetavance’s safety and efficacy in specific indications to gain regulatory approval in the U.S.

In January 2008, we announced top-line results of our Phase III efficacy trial of Acetavance for the treatment of pain in adults following abdominal gynecological surgery. This trial did not meet its primary endpoint of demonstrating a statistically significant reduction in patients’ pain intensity scores over 48 hours compared to placebo. As a result, during the first quarter of 2008, we initiated communications with the FDA in order to obtain the agency’s advice regarding our clinical development plan for this product candidate. In July 2008, we announced that we received written guidance from the FDA, confirming that our clinical development plan is sufficient to provide a basis for submission of a 505(b)(2) NDA for Acetavance. The Acetavance clinical development plan includes two completed, pivotal efficacy clinical trials, an ongoing pharmacokinetic trial and two ongoing safety trials, as well as other supportive studies conducted by Cadence or BMS, or reported in scientific and medical literature. The data from these clinical trials must be collected, reviewed for quality, and analyzed, and must demonstrate a positive result before we can submit an NDA to the FDA requesting marketing approval of Acetavance. Any delays in completing the collection, review or analysis of the data from this trial will delay or limit our ability to obtain regulatory approval for this product candidate. In addition, we are currently conducting an abdominal laparoscopic surgery trial and, although results of the trial are not required to submit an NDA to the FDA for Acetavance, if the trial is completed on schedule, the results would be available at the time of our planned NDA submission. If the results of our clinical trials are unfavorable or raise any concerns regarding the safety or efficacy of Acetavance, we may be forced to further revise the development plan for this product candidate, which could involve additional significant expense and delay. Our failure to achieve our product development goals for Acetavance in a timely manner, or at all, could adversely affect our business and our stock price.

The data collected from our clinical trials or clinical trials conducted by our licensors may not be adequate to support regulatory approval of Acetavance, Omigard or any other product candidates that we may in-license or acquire. Moreover, all clinical data reported is taken from databases that may not have been fully reconciled against medical records kept at the clinical sites. As a result of auditing the data from these earlier clinical trials and completing our standard procedures for summarizing, integrating and performing additional analyses of these studies, the previously reported results may change, which may negatively impact our ongoing Phase III clinical trials, or the suitability of earlier clinical trials for inclusion in applications for marketing authorization of our Acetavance and Omigard product candidates. As a result, despite the results reported by others in earlier clinical trials for our product candidates, we do not know whether any Phase III or other clinical trials that we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates. Our failure to successfully complete our clinical trials and obtain regulatory approval for Acetavance and Omigard would adversely affect our business and our stock price.

Our Omigard product candidate is not yet approved in any jurisdiction, and no antimicrobial peptide has been approved by the FDA. Two antimicrobial peptides with mechanisms of action similar to Omigard were studied in Phase III clinical trials, but these trials did not successfully achieve their primary objectives. Although Omigard was previously studied in more than 750 patients, all of the patients studied were enrolled in trials conducted or sponsored by Migenix or Fujisawa. Similar to Acetavance, we obtained electronic databases from the completed Phase III clinical trials sponsored by Migenix and Fujisawa. As a part of our standard procedure for analyzing data to prepare a final report of the study for a potential NDA or other applications for marketing authorization, we re-analyzed the data using a slightly different, stricter definition of LCSIs. Our re-analysis indicated a statistically significant reduction in the number of LCSIs of 42% in the Omigard treatment arm as compared to the povidone-iodine treatment arm, while the original analysis indicated a statistically significant reduction of LCSIs of approximately 49%. Because the target sample size for our own Phase III clinical trial of Omigard, called the CLIRS trial, is based, in part, upon the LCSI rate and treatment effect of the original Phase III clinical trial of this product candidate, we determined that adding patients would be prudent in order to maintain the statistical power of the study. In July 2007, we increased the number of patients to be enrolled in the CLIRS trial from 1,250 to 1,850 patients. Increasing the number of patients in this study required greater financial resources than originally anticipated and delayed the completion of enrollment. Our audit and verification of the accuracy of the primary clinical data provided by our licensor and its former collaborator are continuing, and we cannot determine their applicability to our regulatory filings. Although the Phase III clinical trial of Omigard conducted by Migenix and Fujisawa demonstrated favorable, statistically significant results for the prevention of LCSIs and catheter colonization, secondary endpoints in their trial, we may not observe similar results in the CLIRS trial. Furthermore, the earlier Phase III clinical trial failed to show statistical significance for the primary endpoint of that trial, the prevention of CRBSIs. While we will measure the prevention of CRBSIs as a secondary endpoint in our Phase III clinical trial of Omigard, our trial is not designed to demonstrate statistical significance for this secondary endpoint. Although we are targeting a different primary endpoint in our trial, the prevention of LCSIs, it is possible that we will experience similar, unexpected results. Failure to satisfy a primary endpoint in a Phase III clinical trial would generally mean that a product candidate would not receive regulatory approval without one or more further successful Phase III clinical trials.

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

The commencement and completion of clinical trials require us to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs for the same indication as our product candidates. Additionally, some of these clinical trial sites may not be eligible to participate in, or may be required to withdraw from, participation in our clinical trials as a result of changing standards of care. For example, improvements to hospital infection prevention practices since we commenced enrollment in our Phase III clinical trial of Omigard are reported to have reduced catheter-related infection rates, which may result in the occurrence of an insufficient number of infections to demonstrate a clinically meaningful treatment difference that achieves statistical significance in this clinical trial, even with a larger number of enrolled patients. Although the FDA agreed with our proposal to increase the number of patients to be enrolled in our ongoing Phase III clinical trial of Omigard, we may still be unable to demonstrate sufficient efficacy and safety to support the filing of an NDA for Omigard. The data from this clinical trial must be collected, reviewed for quality and analyzed, and must demonstrate a positive result before we can submit an NDA to the FDA for the approval of Omigard. Any delays in completing the collection, review or analysis of the data from this trial will delay or limit our ability to obtain regulatory approval for this product candidate.

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

•

retaining patients who have initiated a clinical trial but who may be prone to withdraw due to the treatment protocol, lack of efficacy, personal issues, side effects from the therapy or who are lost to further follow-up; and

•

the failure of our CROs, clinical trial site staff, or other third parties involved in the conduct of our clinical trials, to conduct the studies in accordance with regulatory requirements and/or our clinical protocols.

In addition, a clinical trial may be suspended or terminated by us, the FDA or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements and/or our clinical protocols;

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

We intend to develop Acetavance for the treatment of acute pain in the hospital setting, which will compete with well-established products for this and similar indications. Competing products available for the treatment of pain include opioids such as morphine, fentanyl, meperidine and hydromorphone, each of which is available generically from several manufacturers, and several of which are available as proprietary products using novel delivery systems. Ketorolac, an injectable non-steroidal anti-inflammatory drug, or NSAID, is also available generically in the U.S. from several manufacturers. Competing products available for the treatment of fever in the hospital setting include acetaminophen administered orally and rectally, aspirin and NSAIDs, which may be administered orally, topically or intravenously. During the time that it will take us to obtain regulatory approval for Acetavance, if at all, we anticipate that several additional products may be developed for the treatment of acute pain, including other injectable NSAIDs, novel opioids, new formulations of currently available opioids, long-acting local anesthetics and new chemical entities as well as alternative delivery forms of various opioids and NSAIDs.

We are developing our Omigard product candidate for the prevention of catheter-related infections in the hospital setting. If approved, Omigard will compete with well-established topical products that are currently used in practice to prevent these infections, as well as BioPatch, a device marketed by Johnson & Johnson, which has been approved for wound dressing and prevention of catheter-related infections. Additionally, a chlorhexidine-containing, transparent dressing for the prevention of catheter-related infections has also been recently introduced into the U.S. market by 3M Corporation, and other competitive products may also be under development.

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

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we are able to or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Our competitors may also develop drugs that are more effective, useful and less costly than ours and may be more successful than us in manufacturing and marketing their products. We expect to face similar competition in our efforts to identify appropriate collaborators or partners to help develop or commercialize our product candidates in markets outside the U.S.

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

Our ability to effectively promote and sell our product candidates in the hospital marketplace will also depend on pricing and cost effectiveness, including our ability to produce a product at a competitive price and our ability to obtain sufficient third-party coverage or reimbursement. Since many hospitals are members of group purchasing organizations, which leverage the purchasing power of a group of entities to obtain discounts based on the collective buying power of the group, our ability to attract customers in the hospital marketplace will also depend on our ability to effectively promote our product candidates to group purchasing organizations. We will also need to demonstrate acceptable evidence of safety and efficacy, as well as relative convenience and ease of administration. Market acceptance could be further limited depending on the prevalence and severity of any expected or unexpected adverse side effects associated with our product candidates. If our product candidates are approved but do not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue from these products, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.

The decreasing use of the comparator product in our clinical trial of Omigard and improvements in hospital infection control practices that lower catheter infection rates may adversely impact our ability to demonstrate a statistically significant treatment difference for Omigard and hinder the competitive profile of this product candidate.

Over the last several years, many hospitals, particularly in the U.S., have increased the use of a particular antiseptic, chlorhexidine, as their standard of care to sterilize catheter insertion sites. Delays in the completion of data analysis for our Phase III clinical trial of Omigard and any other studies we may conduct to compare Omigard to chlorhexidine or another topical antiseptic could significantly affect our product development costs, our prospects for regulatory approval and our ability to compete. Furthermore, the decreasing use of 10% povidone-iodine in favor of chlorhexidine could reduce the marketing impact of any superiority claims that we could make following FDA approval. For example, hospitals and physicians may be reluctant to adopt Omigard for use in combination with chlorhexidine antisepsis for the prevention of LCSIs. Additionally, improvements in hospital infection control practices since we commenced enrollment in our Phase III clinical trial of Omigard are reported to have reduced catheter-related infection rates, which may result in the occurrence of an insufficient number of infections to demonstrate a statistically significant treatment difference in this clinical trial. Even if Omigard is approved by the FDA, if this product candidate does not achieve an adequate level of acceptance by physicians, health care payors and patients, we may be unable to generate sufficient revenues to recover our development costs or otherwise sustain and grow our business.

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

In the U.S., we plan to build our own sales force to market our products directly to physicians, nurses, hospitals, group purchasing organizations and third-party payors. We currently do not have significant internal sales, distribution and marketing capabilities. In order to commercialize any of our product candidates, we must either acquire or internally develop sales and marketing capabilities, or enter into collaborations with partners to perform these services for us. The acquisition or development of a hospital-focused sales and marketing infrastructure for our domestic operations will be expensive and time consuming and could negatively impact our commercialization efforts, including delay any product launch. Moreover, we may not be able to hire a sales force that is sufficient in size or has adequate expertise. If we are unable to establish our sales and marketing capability or any other capabilities necessary to commercialize any products we may develop, we will need to contract with third parties to market and sell our products. If we are unable to establish adequate sales and marketing capabilities, whether independently or with third parties, we may not be able to generate any product revenue, may generate increased expenses and may never become profitable.

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

If concerns are raised regarding the safety of a new drug as a result of undesirable side effects identified during clinical testing, the FDA may decline to approve the drug at the end of the normal NDA review period and issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve the drug. The number of such requests for additional data or information issued by FDA in recent years has increased, and resulted in substantial delays in the approval of several new drugs. Undesirable side effects caused by our product candidates could interrupt, delay or halt clinical trials, and could result in the issuance of a request for additional data or information in response to our NDA applications, denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing our product candidates and generating revenues from their sale. For example, the adverse events related to Acetavance observed in clinical trials completed to date include transient liver enzyme elevations, nausea or vomiting, allergic reactions, and pain or local skin reactions at the injection site. When used in excess of the current guidelines for administration, acetaminophen has an increased potential to cause liver toxicity. While we do not expect the administration of acetaminophen in intravenous form will result in an increased risk of toxicity to the liver compared with an equivalent dose of acetaminophen administered orally, we cannot be certain that increased liver toxicity or other drug-related side effects will not be observed in future clinical trials , or as a result of sales of the same formulation of intravenous acetaminophen by BMS in Europe and other countries, or that the FDA will not require additional trials or impose more severe labeling restrictions due to liver toxicity or other concerns. Drug-related adverse events observed in clinical trials completed to date for Omigard have been primarily limited to local skin reactions, including redness, swelling, bleeding, itching, bruising and pain. Although these drug-related adverse events have generally been related to the skin, including the catheter insertion site, we cannot be certain that other drug-related side effects will not be reported in clinical trials that we may conduct or thereafter. Additionally, the same active compound contained in Omigard is currently being developed for the treatment of dermatological diseases and disorders by Cutanea Life Sciences, Inc., or Cutanea, another licensee of Migenix. If Cutanea identifies new side effects or other adverse events related to the compound during their pre-clinical or clinical development activities, regulatory authorities may require us to perform additional non-clinical or clinical testing in order to address such concerns. Such additional testing would add costs and could delay or result in the denial of regulatory approval for Omigard.

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

We rely on third parties to conduct our clinical trials. If the performance of these third parties is substandard, or if they fail to successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates on our anticipated timeline or at all.

We depend on independent clinical investigators, medical institutions and contract laboratories to conduct our clinical trials for Acetavance and Omigard, and other third parties, such as CROs, expert data monitoring committees, and other consultants, to manage the execution of our clinical trials, which includes the collection, monitoring, analysis, evaluation and reporting of data. Although we rely on third parties to perform these tasks, we are responsible for oversight and for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol. The FDA requires us and the third parties that manage the execution of clinical trials on our behalf to fully comply with the protocols for these studies, as well as with applicable regulations and standards, commonly referred to as good clinical practices, or GCPs, for conducting, monitoring, recording, analyzing and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. CROs, investigators and other third parties are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. If these third parties fail to devote sufficient care, time and resources to our drug development programs, if their performance is substandard, or if they are inspected by the FDA and are found not to be in compliance with our study protocols or with GCPs, our clinical trials may be compromised, FDA applications for product approval may be delayed, and we may not be able to obtain regulatory approval for our product candidates. The third party contractors that execute our clinical trials play a significant role in the conduct of the trials and the subsequent collection and analysis of data. Failure of these third parties to meet their obligations could adversely affect clinical development of our product candidates. Moreover, these independent investigators, CROs and other third parties may also have relationships with other commercial entities, some of which may have competitive products under development or currently marketed. If these third parties assist our competitors, it could harm our competitive position. If any of these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data is compromised for any reason, our clinical trials may be extended, delayed or terminated, the data from our clinical trials may not be acceptable for inclusion in our regulatory submissions, and we may not be able to obtain regulatory approval for Acetavance, Omigard or future product candidates.

If changes made in scaling-up the manufacturing processes for our product candidates result in a lack of comparability between our commercial products and the materials used in our clinical trials, we may be required to perform additional non-clinical or clinical studies, which would increase our costs, delay the submission of our applications for regulatory approvals for our product candidates, result in the loss of potential revenues, and adversely affect our business.

We do not manufacture any of our product candidates, and we do not currently plan to develop any capacity to do so. We rely on third party manufacturers to manufacture and perform important pre-commercialization manufacturing development activities for our product candidates.

Our manufacturers will need to demonstrate that the facilities, equipment and processes used to manufacture our products for potential commercial distribution are capable of consistently producing a product that meets all applicable quality criteria, and that is comparable to the product that was used in our clinical trials. For example, although clinical trials were conducted using product manufactured by BMS, if Acetavance is approved, we plan to purchase this product from Baxter for commercial distribution. If any of the changes in manufacturers, facilities, equipment, processes or materials that are made in scaling-up the manufacturing processes for our product candidates cause a lack of comparability between the product used in our clinical trials and the product manufactured for commercial distribution, we may be required to complete additional non-clinical studies or clinical trials, which would increase our costs, delay the submission of our applications for regulatory approvals for our product candidates, result in the loss of potential revenues, and adversely affect our business.

If our contract manufacturers fail to complete pre-commercialization manufacturing development activities for our product candidates on a timely basis, including the completion of batches of our product candidates that are required to perform stability studies, or if our manufacturers fail to comply with stringent regulatory requirements, we will face delays in our ability to obtain regulatory approval for, and to commercialize, our product candidates, and our costs will increase.

Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems may include unanticipated failures of production equipment, limited availability of critical materials, equipment and facilities, inadequate yields, shortages of qualified personnel, and quality control difficulties. In order to receive regulatory approval to commercialize our product candidates, we will need to provide the FDA with comprehensive information regarding the validation of the manufacturing facilities, equipment and processes of our third party manufacturers. Additionally, our manufacturers must produce specific batches of our product candidates that demonstrate acceptable stability under various conditions and for commercially viable lengths of time. The production of these batches requires complex, highly specialized equipment and materials, and involves the development of new processes and methods that may take a substantial amount of time to implement. Any delays in the availability of stability data, whether due to scheduling issues, equipment or process failures, materials shortages, or other reasons, may cause delays in the submission of applications for regulatory approval of our product candidates, and consequent delays in receiving FDA or other regulatory authority approvals.

Additionally, the FDA conducts inspections of our manufacturers’ facilities from time to time, including as part of its review of any marketing applications we may file. If our manufacturers are not in compliance with cGMP requirements, the approval of our marketing applications may be delayed, existing product batches may be recalled or otherwise compromised, and we may experience delays in the availability of our product candidates for commercial distribution.

If the third party manufacturers upon whom we rely fail to produce our product candidates in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, our products and may lose potential revenues.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. If the commercial manufacturers upon whom we rely to manufacture Acetavance and Omigard, and any other product candidates we may in-license, fail to deliver the required commercial quantities on a timely basis at commercially reasonable prices, we would likely be unable to meet demand for our products and we would lose potential revenues.

We have entered into a development and supply agreement with Baxter Healthcare Corporation, or Baxter, for the completion of pre-commercialization manufacturing development activities and the manufacture of commercial supplies of the finished Acetavance. Any termination or disruption of our relationship with Baxter may materially harm our business and financial condition, and frustrate any commercialization efforts for Acetavance. We do not yet have agreements established regarding commercial supply of Omigard and may not be able to establish or maintain commercial manufacturing arrangements on commercially reasonable terms for Omigard, or any other product candidates that we may in-license or acquire. We are currently negotiating with suppliers for the commercial supply of the active pharmaceutical ingredient, or API, for Acetavance and for the commercial supply of API and finished drug product for Omigard. If we need to change to other manufacturers or significantly change the manufacturing processes for our product candidates, we may be required to repeat or perform additional pre-clinical or clinical testing, which could increase our costs and cause delays in our ability to obtain regulatory approvals. Additionally, the FDA and comparable international regulatory authorities must approve these manufacturers’ facilities and processes, which may require new testing and compliance inspections, and the new manufacturers would have to be educated in, or independently develop, the processes necessary for the production of our products. If there are delays in obtaining approvals of any new manufacturers, we could experience delays in the availability of our product candidates for commercial distribution.

In addition, all manufacturers of our product candidates must comply with strictly enforced federal, state and foreign regulations, including cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our product candidates may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

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

As of June 30, 2008, we had 48 full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue our development activities and commercialize our product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

We depend on our licensors for the maintenance and enforcement of our intellectual property and have limited control, if any, over the amount or timing of resources that our licensors devote on our behalf, or whether any financial difficulties experienced by our licensors could result in their unwillingness or inability to secure, maintain and enforce patents protecting our intellectual property.

We depend on our licensors, BMS, SCR Pharmatop, and Migenix, to protect the proprietary rights covering Acetavance and Omigard and we have limited, if any, control over the amount or timing of resources that our licensors devote on our behalf or the priority they place on maintaining patent rights and prosecuting patent applications to our advantage.

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

Moreover, our licensors may experience serious difficulties related to their overall business or financial stability, and they may be unwilling or unable to continue to expend the financial resources required to maintain and prosecute these patents and patent applications. For example, in May 2008, Migenix announced that it was taking aggressive steps to reduce expenses and raise additional capital required to continue its key development activities and extend its cash position into 2009. Subsequently, in July 2008, Migenix announced that one of its stockholders with reported voting control and direction over approximately 18% of Migenix’s total issued and outstanding common shares was seeking to replace a majority of its board of directors, and that this action could have a negative impact on Migenix’s business discussions and other opportunities for funding being pursued by Migenix management. Any material adverse impact on Migenix’s overall business or financial stability could result in its unwillingness or inability to secure, maintain and enforce patents protecting our intellectual property.

As part of a financing transaction, Migenix pledged as collateral to its lenders the patents and patent applications covering Omigard. While we believe our license agreement with Migenix would survive any foreclosure on the patents and patent applications covering Omigard, we cannot be sure that the lenders will have adequate expertise or resources to properly perform Migenix’s obligations to us under the license agreement, including maintaining and prosecuting the patents and patent applications.

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

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection for Acetavance, Omigard or any other product candidates that we may in-license or acquire and the methods we use to manufacture them, as well as successfully defending these patents and trade secrets against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.

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

If our licensors or we fail to obtain or maintain patent protection or trade secret protection for Acetavance, Omigard, or any other product candidate we may in-license or acquire, third parties could use our proprietary information, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and achieve profitability.

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

We are a development stage company with a limited operating history. We have focused primarily on in-licensing and developing our two product candidates, Acetavance and Omigard, with the goal of supporting regulatory approval for these product candidates. We have incurred losses in each year since our inception in May 2004, including net losses of $51.7 million, $52.2 million and $7.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of June 30, 2008, we had an accumulated deficit of $143.7 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our development expenses as well as clinical product manufacturing expenses to increase in connection with our ongoing and planned Phase III clinical trials and any additional clinical trials that we may be required to conduct in order to support regulatory approvals, additional indications or dosages for our product candidates. In addition, if we obtain regulatory approval for Acetavance or Omigard, we expect to incur significant sales, marketing and outsourced manufacturing expenses as well as continued development expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

We believe that our existing cash and cash equivalents, including the net proceeds from our initial public offering completed in the fourth quarter of 2006 and our registered direct offering in the first quarter of 2008, will be sufficient to meet our projected operating requirements, at a minimum, through the next twelve months. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•

the rate of progress and costs of our clinical trials and other product development activities for Acetavance, Omigard and any other product candidates that we may in-license or acquire, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;

•

the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates, including any such costs we may be required to expend if our licensors are unwilling or unable to do so;

•	the cost and timing of completion of outsourced commercial manufacturing supplies for each product candidate;

•	the costs and timing of regulatory approval;

•	the costs of establishing sales, marketing and distribution capabilities;

•	the effect of competing technological and market developments;

•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish; and

•	the success of the commercialization of our products.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	the timing of milestone payments required under our license agreements for Acetavance and Omigard;

•	our execution of other collaborative, licensing or similar arrangements and the timing of payments we may make or receive under these arrangements;

•	our addition, modification or termination of clinical trials or funding support;

•	variations in the level of expenses related to our two existing product candidates or future development programs;

•	any intellectual property infringement lawsuit in which we may become involved;

•	regulatory developments affecting our product candidates or those of our competitors; and

•	if either of our product candidates receives regulatory approval, the level of underlying hospital demand for our product candidates and wholesalers’ buying patterns.

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

As a public company, we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and The NASDAQ Stock Market LLC, or NASDAQ. These rules impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and appropriate corporate governance practices. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. As a result, we are required to perform an evaluation of our internal controls over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404 of the Sarbanes-Oxley Act. Additionally, our independent auditors are required to perform a similar evaluation and report on the effectiveness of our internal controls over financial reporting. These efforts to comply with Section 404 and related regulations have required, and continue to require, the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal controls over financial reporting and all other aspects of Section 404, we cannot be certain that a material weakness will not be identified when we test the effectiveness of our control systems in the future. If a material weakness is identified, we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock.

Risks Relating to Securities Markets and Investment in Our Stock

There may not be a viable public market for our common stock.

Our common stock had not been publicly traded prior to our initial public offering, which was completed in October 2006, and an active trading market may not be sustained. We have never declared or paid any cash dividends on our capital stock, and we currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business and do not intend to pay cash dividends on our common stock for the foreseeable future. Furthermore, our amended loan and security agreement with

Silicon Valley Bank, Oxford Finance Corporation and GE Business Financial Services Inc. restricts our ability to pay cash dividends. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering in October 2006 through June 30, 2008, the trading prices for our common stock ranged from a high of $18.55 to a low of $4.84.

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

The realization of any of the risks described in these “Risk Factors” could have a dramatic and material adverse impact on the market price of our common stock. In addition, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs and a diversion of our management’s attention and resources, which could hurt our business, operating results and financial condition.

Our executive officers and directors and their affiliates may exercise control over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.

As of June 30, 2008, our executive officers and directors and their affiliates together controlled approximately 47% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets, and might affect the prevailing market price of our common stock.

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

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 18, 2008, we held our Annual Meeting of Stockholders in San Diego, California. We solicited votes by proxy pursuant to proxy solicitation materials first distributed to our stockholders on or about May 9, 2008. The following is a brief description of the proposals voted on and approved at the meeting and a statement of the number of votes cast for and against and the number of abstentions:

1.	The election of James C. Blair, Alan D. Frazier and Christopher J. Twomey as Class II directors for a three-year term expiring at the 2011 Annual Meeting of Stockholders:

Nominee	For	Withheld
James C. Blair	33,117,331	3,452,105
Alan D. Frazier	36,553,829	15,607
Christopher J. Twomey	36,555,229	14,207

2.	The ratification of the audit committee’s selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008:

For	Against	Abstain
36,565,638	2,598	1,200

The following Class I and Class III directors continue to serve their respective terms which will expire on the date of our Annual Meeting of Stockholders in the year as noted:

Nominee	Position	Term Expires
Michael A. Berman	Class I director	2010
Theodore R. Schroeder	Class I director	2010
Brian G. Atwood	Class III director	2009
Samuel L. Barker	Class III director	2009
Cam L. Garner	Class III director	2009

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
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

CADENCE PHARMACEUTICALS, INC.

Dated: August 7, 2008	By:	/s/ WILLIAM R. LARUE
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