Form 10-Q
period 2008-09-30
CADENCE PHARMACEUTICALS INC
filed 2008-11-07
CIK 1333248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

As of October 31, 2008, there were 38,362,735 shares of the registrant’s Common Stock outstanding.

CADENCE PHARMACEUTICALS, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Balance Sheets at September 30, 2008 and December 31, 2007	1
	Condensed Statements of Operations for the three and nine months ended September 30, 2008 and 2007 and for the period from May 26, 2004 (inception) through September 30, 2008	2
	Condensed Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 and for the period from May 26, 2004 (inception) through September 30, 2008	3
	Notes to Condensed Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Submission of Matters to a Vote of Security Holders	44
Item 5.	Other Information	44
Item 6.	Exhibits	45

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,062,863	$55,392,921
Restricted cash	2,195,696	1,981,848
Prepaid expenses	337,450	751,046
Other current assets	126,615	208,275

Total current assets	63,722,624	58,334,090

Property and equipment, net	5,930,562	5,139,538
Restricted cash	537,586	885,434
Other assets	153,880	252,963

Total assets	$70,344,652	$64,612,025

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,203,333	$1,974,991
Accrued liabilities	10,362,610	13,901,770
Current portion of long-term debt	8,320,222	5,617,928

Total current liabilities	22,886,165	21,494,689

Deferred rent	1,027,823	1,224,869
Long-term debt, less current portion and discount of $443,579 and $642,130, respectively	7,516,133	13,412,349
Other long-term liabilities	22,048	22,048

Total liabilities	31,452,169	36,153,955

Commitments and contingencies (Note 8)

Stockholders’ equity :
Common stock, $0.0001 par value; 100,000,000 shares authorized, 38,362,735 shares and 29,112,755 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	3,836	2,911
Additional paid-in capital	196,501,618	142,879,979
Accumulated other comprehensive (loss) income	(120,881)	4,524
Deficit accumulated during the development stage	(157,492,090)	(114,429,344)

Total stockholders’ equity	38,892,483	28,458,070

Total liabilities and stockholders’ equity	$70,344,652	$64,612,025

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from May 26, 2004 (Inception) through September 30,
	2008	2007	2008	2007	2008
Operating expenses:
Research and development	$ 10,241,943	$ 10,353,033	$ 32,463,211	$ 31,349,828	$ 130,080,912
Marketing	664,143	694,187	2,175,120	1,462,724	6,132,714
General and administrative	2,754,064	2,555,579	8,323,996	6,819,111	25,145,778
Other	509	-	28,766	-	28,766

Total operating expenses	13,660,659	13,602,799	42,991,093	39,631,663	161,388,170

Loss from operations	(13,660,659)	(13,602,799)	(42,991,093)	(39,631,663)	(161,388,170)

Other (expense) income:
Interest income	370,948	820,850	1,395,762	2,775,877	7,010,282
Interest expense	(459,262)	(185,868)	(1,463,146)	(605,999)	(2,828,287)
Other expense	(22)	(18,618)	(4,269)	(18,937)	(285,915)

Total other (expense) income, net	(88,336)	616,364	(71,653)	2,150,941	3,896,080

Loss before income tax	(13,748,995)	(12,986,435)	(43,062,746)	(37,480,722)	(157,492,090)

Net loss	$ (13,748,995)	$ (12,986,435)	$ (43,062,746)	$ (37,480,722)	$ (157,492,090)

Basic and diluted net loss per share(1)	$ (0.36)	$ (0.45)	$ (1.18)	$ (1.31)

Shares used to compute basic and diluted net loss per share(1)	38,116,063	28,637,956	36,371,272	28,530,309

___________________________

(1)

As a result of the issuance of 9,240,307 shares of common stock pursuant to an effective shelf registration in the first quarter of 2008, there is a lack of comparability in the per share amounts between the 2008 and 2007 periods presented. Please see Note 4 for further discussion.

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,		Period from May 26, 2004 (Inception) through September 30, 2008
	2008	2007
Operating activities
Net loss	$(43,062,746)	$(37,480,722)	$(157,492,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	392,708	384,434	1,175,417
Loss on disposal of assets	28,766	-	65,800
Stock-based compensation	4,475,117	3,065,243	10,951,191
Non-cash interest expense	24,929	6,165	269,087
Amortization of discount on note payable	198,551	68,832	388,868
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	445,254	154,902	(556,662)
Accounts payable	2,310,425	1,267,415	4,014,761
Accrued liabilities and other liabilities	(3,736,206)	5,222,163	10,224,549

Net cash used in operating activities	(38,923,202)	(27,311,568)	(130,959,079)

Investing activities
Purchases of marketable securities	-	-	(7,450,000)
Maturities of marketable securities	-	-	7,000,000
Restricted cash	134,000	(1,634,000)	(2,733,282)
Purchases of property and equipment	(1,212,692)	(1,756,704)	(5,981,443)
Proceeds from the sale of property and equipment	195	-	195

Net cash used in investing activities	(1,078,497)	(3,390,704)	(9,164,530)

Financing activities
Proceeds from issuance of common stock	49,147,447	19,838	106,130,615
Disbursements from repurchase of common stock	-	(16,075)	(19,075)
Proceeds from sale of preferred stock, net	-	-	78,933,748
Borrowings under debt agreements	-	-	21,955,000
Principal payments under debt agreements	(3,475,806)	(1,675,920)	(5,813,816)

Net cash provided by (used in) financing activities	45,671,641	(1,672,157)	201,186,472

Net increase (decrease) in cash and cash equivalents	5,669,942	(32,374,429)	61,062,863
Cash and cash equivalents at beginning of period	55,392,921	86,825,526	-

Cash and cash equivalents at end of period	$61,062,863	$54,451,097	$61,062,863

Supplemental disclosures
Issuance of warrants in connection with loan and security agreement	$-	$-	$787,448
Assets acquired through lease concessions	$-	$-	$1,190,530
Unrealized (loss) gain on investment securities	$(125,405)	$24,807	$(120,881)
Cash paid for interest and fees	$1,160,240	$546,908	$2,192,530

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	The Company

Cadence Pharmaceuticals, Inc. (the “Company”) was incorporated in the state of Delaware in May 2004. The Company is a biopharmaceutical company focused on in-licensing, developing and commercializing proprietary product candidates principally for use in the hospital setting. The Company’s primary activities since incorporation have been conducting research and development activities, including clinical trials, of its product portfolio; organizational activities, including recruiting personnel, establishing office facilities; and raising capital to fund these activities. To date, the Company has in-licensed rights to Acetavance™, an intravenous formulation of acetaminophen, and Omigard™, an omiganan pentahydrochloride 1% aqueous gel, both of which are product candidates currently being studied in Phase III clinical trials for which enrollment has recently been completed. Since the Company has not begun principal operations of commercializing either of its product candidates, the Company is considered to be a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. In the opinion of the Company’s management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair presentation of the results of the interim periods presented have been included. These condensed financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2007, as included in the Company’s 2007 Annual Report on Form 10-K filed with the SEC on March 13, 2008.

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

Compensation expense for all stock-based payment awards was recognized using the straight-line method. The following table summarizes the weighted average estimates the Company used in the Black-Scholes option-pricing model during the three and nine months ended September 30, 2008 and 2007, to determine the fair value of employee stock options granted during each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Risk free interest rates	3.2%	4.4%	2.9%	4.6%
Expected life in years	6.0 years	6.1 years	6.0 years	6.0 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	70.0%	66.0%	70.0%	66.0%

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended September 30, 2008 and 2007 was $1,633,597 and $1,208,805, respectively. Stock-based compensation expense recognized under SFAS No. 123(R) for the nine months ended September 30, 2008 and 2007 was $4,475,117 and $3,065,243, respectively. Since May 26, 2004 (inception) through September 30, 2008, the Company has incurred $10,951,191 of stock-based compensation expense. The table below summarizes the stock-based compensation expense included in the Company’s statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from May 26, 2004 (Inception) through September 30,
	2008	2007	2008	2007	2008
Research and development	$648,128	$311,665	$1,501,684	$865,930	$3,306,114
Marketing	15,077	13,131	46,042	19,677	80,021
General and administrative	970,392	884,009	2,927,391	2,179,636	7,565,056

Stock-based compensation expense included in operating expenses	1,633,597	1,208,805	4,475,117	3,065,243	10,951,191

Total stock-based compensation expense included in loss from operations	$1,633,597	$1,208,805	$4,475,117	$3,065,243	$10,951,191

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

Currently, all of the Company’s financial instruments are valued using level 1 inputs. The following table presents further detail of the financial instruments carried at fair value on the Company’s condensed balance sheet as of September 30, 2008:

Description	Quoted market prices in active markets (Level 1)	Internal models with significant observable market parameters (Level 2)	Internal models with significant unobservable market parameters (Level 3)	Total carrying value in the condensed balance sheet
Cash and cash equivalents:
Money market funds	$58,899,234	$-	$-	$58,899,234
Other assets:
Available-for-sale equity securities	101,119	-	-	101,119

Total assets at fair value	$59,000,353	$-	$-	$59,000,353

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 also requires disclosure about an entity’s strategy and objectives for using derivatives, the fair values of derivative instruments and their related gains and losses. SFAS No. 161 is effective for reporting periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently does not expect SFAS No. 161 to have a material impact on its financial statements as the Company does not currently hold derivative instruments.

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

The actual net loss per share amounts for the three and nine months ended September 30, 2008 and 2007 were computed based on the shares of common stock outstanding during the respective periods. The net loss per share for the three and nine months ended September 30, 2008 includes the effect of the 9,240,307 common shares issued by the Company in the first quarter of 2008 pursuant to an effective shelf registration statement. As a result of the issuance of these common shares, there is a lack of comparability in the basic and diluted net loss per share amounts for the three and nine month periods ended September 30, 2008 and 2007.

The following is a reconciliation of the basic and diluted shares for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Shares for basic and dilutive net loss per share:

Weighted average common shares outstanding	38,357,478	29,107,420	36,669,055	29,105,989
Weighted average unvested common shares subject to repurchase	(241,415)	(469,464)	(297,783)	(575,680)

Denominator for basic and diluted earnings per share	38,116,063	28,637,956	36,371,272	28,530,309

For the three months ended September 30, 2008 and 2007, options and other exercisable convertible securities totaling 3,871,153 and 2,825,635 shares, respectively, were excluded from the calculation as their effect would have been antidilutive. For the nine months ended September 30, 2008 and 2007, options and other exercisable convertible securities totaling 3,575,533 and 2,774,259 shares, respectively, were excluded from the calculation as their effect would have been antidilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from May 26, 2004 (Inception) through September 30,
	2008	2007	2008	2007	2008
Net loss	$(13,748,995)	$(12,986,435)	$(43,062,746)	$(37,480,722)	$(157,492,090)

Other comprehensive income:
Net unrealized (loss) gain on available-for-sale investments	(27,214)	66,019	(125,405)	24,807	(120,881)

Comprehensive loss	$(13,776,209)	$(12,920,416)	$(43,188,151)	$(37,455,915)	$(157,612,971)

6.	Property and Equipment

Property and equipment for operations were as follows:

	September 30, 2008	December 31, 2007
Leasehold improvements	$1,580,336	$1,580,336
Computer equipment and software	590,376	544,273
Furniture and fixtures	427,811	421,178
Manufacturing equipment	123,303	123,303
Construction-in-process	4,306,231	3,213,617

	7,028,057	5,882,707

Less accumulated depreciation	(1,097,495)	(743,169)

Total	$5,930,562	$5,139,538

For the three months ended September 30, 2008 and 2007, the Company incurred depreciation expense of $133,852 and $131,985, respectively. For the nine months ended September 30, 2008 and 2007, the Company incurred depreciation expense of $392,708 and $384,434, respectively. Since May 26, 2004 (inception) through September 30, 2008, the Company has incurred depreciation expense of $1,175,417.

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

In August 2006, the Company began making the first of six interest-only payments on the $7,000,000 balance of the Agreement and in February 2007, began making the first of 30 equal principal and interest payments. In January 2008, the Company began making the first of six interest-only payments on the $15,000,000 balance of the Second Amendment and in July 2008, began making the first of 30 equal monthly principal and interest payments to fully amortize the balance. At the termination of the $15,000,000 credit facility, the Company will also pay the $375,000 term loan final payment. As of September 30, 2008 and December 31, 2007, the aggregate principal balance of the loans, net of the loan discount, included on the Company’s condensed balance sheets was $15,836,355 and $19,030,277, respectively.

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

In connection with the Second Amendment to the Agreement with Silicon Valley Bank, Oxford Finance Corporation and GE Business Financial Services Inc., the Company issued six fully exercisable warrants to the lenders to purchase an aggregate of 50,331 shares of the Company’s common stock at an exercise price of $12.67 per share. The Company determined the fair value of these warrants to be $473,876, using the Black-Scholes valuation model. The value of the warrants was recorded as a discount to the note payable, and will be amortized to interest expense over the expected term of the loan agreement. The warrants were valued using the following assumptions: risk-free interest rate of 3.64%; dividend yield of 0.0%; expected volatility of 70.0%; and a contractual term of seven years. As of September 30, 2008, all warrants related to the Second Amendment were outstanding.

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

In January 2007, the Company entered into a sublease agreement for a portion of its unused office space, to be in effect through the third quarter of 2009. Rent expense, net of sublease rent income, for the three months ended September 30, 2008 and 2007 was $144,857 and $137,581, respectively. Rent expense, net of sublease rent income, for the nine months ended

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

September 30, 2008 and 2007 was $423,950 and $438,490, respectively. Since May 26, 2004 (inception) through September 30, 2008, the Company has incurred total net rent expense of $2,001,818.

Supply Agreement

On July 18, 2007, the Company entered into a development and supply agreement with Baxter Healthcare Corporation (“Baxter”) for the completion of pre-commercialization manufacturing development activities and the manufacture of commercial supplies of the finished drug product for Acetavance. Pursuant to the terms of the agreement with Baxter, Baxter is entitled to receive development fees from the Company upon the completion of specified development activities, which the Company expenses as these costs are being incurred. In addition, Baxter will receive a set manufacturing fee based on the amount of the finished Acetavance drug product produced, which prices may be adjusted by Baxter, subject to specified limitations. The Company is also obligated to purchase a minimum number of units each year following regulatory approval, or pay Baxter an amount equal to the per-unit purchase price multiplied by the amount of the shortfall. Further, the Company is obligated to reimburse Baxter for all reasonable costs directly related to work performed by Baxter in support of any change in the active pharmaceutical ingredient (“API”) source or API manufacturing process.

The agreement with Baxter also requires the Company to fund specified improvements at Baxter’s manufacturing facility and purchase certain equipment for use by Baxter in manufacturing Acetavance. As of September 30, 2008, the Company has reimbursed Baxter for a portion of the facility improvements and has expensed the costs as they have been incurred. The equipment purchased for the manufacturing of Acetavance to which the Company retains title are being capitalized and will be amortized over the life of the equipment. At the time of termination, the agreement requires the Company to reimburse Baxter for all reasonable costs for the de-installation of the Company’s equipment and the restoration of Baxter’s manufacturing facility to its pre-installation condition. The Company is not able to reasonably estimate the cost and the timing of these expenses at this time and therefore cannot reasonably estimate the fair value of the retirement obligation.

In anticipation of the execution of the agreement with Baxter, the Company entered into an irrevocable standby letter of credit in favor of Baxter in January 2007. The letter of credit was for an initial amount of $3,268,000 and was based on anticipated costs to be incurred by Baxter for the improvements at Baxter’s manufacturing facility and the purchase of equipment to be used by Baxter in the manufacturing of the finished drug product. Under the terms of the agreement, the amount of the letter of credit may be reduced on a quarterly basis following the execution of the agreement for the costs the Company has reimbursed Baxter to fund the specified facility improvements or equipment purchases. As of September 30, 2008, at the request of the Company and based upon the costs reimbursed to Baxter by the Company, the letter of credit had been reduced by $1,768,000 to $1,500,000. The letter of credit in favor of Baxter is collateralized by a certificate of deposit which may be drawn down in part or in whole by Baxter in the event the Company fails to perform its obligations to fund the specified facility improvements or equipment purchases. As of September 30, 2008, the certificate of deposit had been reduced to $1,500,000 in accordance with the reduction in the letter of credit.

License Agreements and Acquired Development and Commercialization Rights

In July 2004, the Company in-licensed from Migenix, Inc. (“Migenix”) the technology and the exclusive development and commercialization rights to its omiganan pentahydrochloride product candidate for the prevention and treatment of device-related, wound-related and burn-related infections in North America and Europe. At the time the agreement was executed, the Company paid a $2,000,000 up-front fee, of which $1,550,000 was allocated to the value of the acquired technology and $450,000 was recorded as other long-term assets in the accompanying condensed balance sheet for the 617,284 shares of Migenix common stock acquired in the transaction. The Company may also be required to make future milestone payments totaling up to $27,000,000 upon the achievement of various milestones related to regulatory or commercial events. In addition, the Company is obligated to pay a royalty on future net sales (as defined in the Migenix collaboration and license agreement) of the licensed products and has the right to grant sublicenses to affiliates. All payments related to the Migenix agreement (other than for the acquisition of common stock) have been recognized as research and development expense.

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

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 2004 and forward are subject to examination by the Federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest and/or penalties related to income tax matters in the Company’s condensed balance sheets at September 30, 2008 or December 31, 2007, and has recognized no interest and/or penalties in the Company’s condensed statement of operations for the three and nine months ended September 30, 2008 and 2007, respectively.

The Company adopted the provisions of FASB Interpretation (“FIN”) 48, Accounting for Income Tax Uncertainties, on January 1, 2007. On the date of adoption of FIN No. 48, there were no unrecognized tax benefits and thus the Company did not recognize an increase in the liability for unrecognized tax benefits. Further, there are no unrecognized tax benefits included in the Company’s condensed balance sheets at September 30, 2008 or December 31, 2007, respectively.

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

Background

We were incorporated in May 2004 and during that year we focused on hiring our management team and initial operating employees and on in-licensing our first product candidate, Omigard. Substantial operations did not commence until September 2004. During 2005, we completed the special protocol assessment, or SPA, for Omigard, and initiated Phase III clinical trials for this product candidate. In March 2006, we in-licensed rights to Acetavance from BMS and in October 2006, we initiated our Phase III clinical development program for Acetavance. During 2007, we continued our Phase III clinical development programs for our product candidates. We completed enrollment in our Phase III clinical trial of Omigard in April 2008 and are currently engaged in discussions with the FDA regarding the statistical analysis plan for the trial. We expect to announce top-line results for this trial in the first quarter of 2009. If the results of the trial are positive, we expect to submit a new drug application, or NDA, to the FDA for Omigard in the second quarter of 2009. In July 2008, we announced that we received advice from the FDA that our clinical development plan for Acetavance, which includes two completed, pivotal efficacy clinical trials, two pharmacokinetic trials, and two safety trials, as well as other supportive studies by Cadence, BMS, or reported in scientific and medical literature, is sufficient to serve as the basis for submission of a 505(b)(2) NDA for Acetavance. We have completed enrollment in all of these studies, with the exception of the pediatric safety study, and we anticipate completing enrollment in this remaining study in the fourth quarter of 2008. Assuming the successful completion of our clinical development plan and manufacturing development activities for Acetavance, we currently plan to submit an NDA to the FDA in the second quarter of 2009.

We are a development stage company and we have incurred significant net losses since our inception. As of September 30, 2008, we had an accumulated deficit of $157.5 million. These losses have resulted principally from costs incurred in connection with research and development activities, including license fees, costs of clinical trial activities associated with our current product candidates and general and administrative expenses. We expect to continue to incur operating losses for the next several years as we pursue the clinical development and market launch of our product candidates and acquire or in-license additional products, technologies or businesses that are complementary to our own.

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

The following table summarizes our research and development expenses included in our condensed statements of operations by project for the three and nine months ended September 30, 2008 and 2007, and for the period from May 26, 2004 (inception) through September 30, 2008. Costs that are not attributable to a specific product candidate, including salaries and related personnel costs, are included in the “other supporting costs” category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from May 26, 2004 (Inception) through September 30,
	2008	2007	2008	2007	2008
Acetavance	$4,773	$4,382	$12,246	$11,442	$54,405
Omigard	2,512	4,273	12,844	14,473	53,831
Other supporting costs	2,957	1,698	7,373	5,435	21,845

	$10,242	$10,353	$32,463	$31,350	$130,081

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

We expect our development expenses to decrease over the next few years due to the significant completion of our existing clinical development programs. We initiated our Phase III clinical trial for Omigard in August 2005, completed enrollment in April 2008, and expect to announce top-line results of this clinical trial in the first quarter of 2009. If the results of the trial are positive, we expect to submit an NDA to the FDA for Omigard in the second quarter of 2009. In July 2008, we announced that we received advice from the FDA that our clinical development plan for Acetavance, which includes two pivotal efficacy clinical trials, two pharmacokinetic trials, and two safety trials, as well as other supportive studies conducted by Cadence, BMS or reported in scientific and medical literature, is sufficient to serve as the basis for submission of a 505(b)(2) NDA for Acetavance. We have completed enrollment in all of these studies, with the exception of the pediatric safety study, and we anticipate completing enrollment in this remaining study in the fourth quarter of 2008. Assuming the successful completion of our clinical development plan and manufacturing development activities for Acetavance, we currently plan to submit an NDA to the FDA in the second quarter of 2009.

Marketing

Our marketing expenses consist primarily of market research studies and pre-launch marketing activities, salaries, benefits and professional fees related to building our marketing capabilities. We anticipate substantial increases in marketing expenses as we continue to develop and prepare for the potential commercialization of our product candidates, including the addition of marketing and hospital-focused sales personnel to market our products to physicians, nurses, group purchasing organizations and third-party payors.

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

The table below summarizes the stock-based compensation expense included in our condensed statements for the three and nine months ended September 30, 2008 and 2007, and for the period from May 26, 2004 (inception) through September 30, 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from May 26, 2004 (Inception) through September 30,
	2008	2007	2008	2007	2008
Research and development	$648	$312	$1,502	$866	$3,306
Marketing	15	13	46	20	80
General and administrative	970	884	2,927	2,179	7,565

Stock-based compensation expense included in operating expenses	1,633	1,209	4,475	3,065	10,951

Total stock-based compensation expense included in loss from operations	$1,633	$1,209	$4,475	$3,065	$10,951

As of September 30, 2008, the total future compensation expense related to the current unvested stock options is expected to be approximately $12.4 million.

Results of Operations

Three-Month Periods Ended September 30, 2008 and 2007

Operating expenses

Research and Development Expenses. Research and development expenses decreased $0.1 million to $10.2 million for the three months ended September 30, 2008, from $10.3 million for the comparable period during 2007. This reduction can be attributed to the following changes:

•

a decrease of $1.8 million in spending under our Omigard program, primarily due to a reduction in clinical trial activity as enrollment was completed for our CLIRS trial in April 2008, partially offset by an increase in pre-commercialization manufacturing development activities;

•

an increase of $0.4 million in spending under our Acetavance program, primarily due to additional costs incurred for clinical trial and regulatory activities as we complete our clinical development program and prepare for our NDA filing, partially offset by facility improvement charges incurred primarily in 2007; and

•

an increase of $1.3 million in other supporting costs, primarily related to additional salary and related personnel costs from the increase in our research and development staff employed during the current period, combined with severance costs associated with the departure of an officer during the three months ended September 30, 2008.

Marketing Expenses. Marketing expenses for the three months ended September 30, 2008 were $0.7 million, consistent with the three months ended September 30, 2007.

General and Administrative Expenses. General and administrative expenses increased $0.2 million for the three months ended September 30, 2008 to $2.8 million, from $2.6 million for the comparable period during 2007. This increase was primarily due to increases in salaries and related personnel costs from an increase in staff employed during the three months ended September 30, 2008 as compared to the same period in 2007, partially offset by a reduction in outside services utilized during the 2008 period as compared to 2007.

Other income and expense net

Interest income decreased $0.4 million for the three months ended September 30, 2008 to $0.4 million, from $0.8 million for the comparable period during 2007. This decrease was due to a lower average yield earned on our investments during the three months ended September 30, 2008 as compared to the same period in 2007, partially offset by a higher average cash balance during the three months ended September 30, 2008 as compared to the same period in 2007. Interest expense increased $0.3 million for the three months ended September 30, 2008 to $0.5 million, from $0.2 million for the comparable period during 2007. This increase is due to an amendment to our loan and security agreement under which we secured an additional $15.0 million in December 2007, made to us in two separate draws of $5.0 million and $10.0 million with fixed interest rates of 7.83% and 7.74%, respectively. Partially offsetting the increase in interest expense from the $15.0 million credit facility was a reduction in interest expense incurred on the $7.0 million we secured under our loan and security agreement in June 2006. This reduction is due to the principal payments we have been making on the 11.47% fixed rate loan since February 2007. As of September 30, 2008, we had made 20 of the 30 equal monthly principal and interest payments on the $7.0 million loan and had reduced the outstanding principal balance by $4.4 million, to $2.6 million. In July 2008, we began making the first of 30 equal monthly principal and interest payments on the $15.0 million credit facility to fully amortize the balance and as of September 30, 2008 had made three payments, reducing the balance by $1.4 million, to $13.6 million. The aggregate balance of the loans as of September 30, 2008 and December 31, 2007, net of the loan discount, included on our condensed balance sheets was $15.8 million and $19.0 million, respectively.

Nine-Month Periods Ended September 30, 2008 and 2007

Operating expenses

Research and Development Expenses. Research and development expenses increased to $32.5 million for the nine months ended September 30, 2008, from $31.3 million for the comparable period during 2007. This increase can be attributed to the following changes:

•

an increase of $1.9 million in other supporting costs (including $0.6 million of additional stock-based compensation charges) primarily related to increased salary and related personnel costs from additional research and development staff employed during the current period, combined with severance costs associated with the departure of an officer during the third quarter of 2008;

•

an increase of $0.8 million in spending under our Acetavance program, primarily related to additional costs incurred for clinical trial and regulatory activities as we complete additional trials and prepare for our NDA filing, partially offset by facility improvement charges incurred primarily in 2007; and

•

a decrease of $1.6 million in spending under our Omigard development program, primarily due to a reduction in clinical trial and data analysis activities as enrollment was completed for our CLIRS trial in April 2008, partially offset by an increase in pre-commercialization manufacturing development activities as we prepare for potential commercialization of our Omigard product candidate.

Marketing Expenses. Marketing expenses increased $0.7 million for the nine months ended September 30, 2008 to $2.2 million, from $1.5 million for the comparable period during 2007. This increase was primarily due to increased marketing activities for both of our product candidates as we prepare for potential commercialization, combined with increased salaries and related personnel costs.

General and Administrative Expenses. General and administrative expenses increased $1.5 million for the nine months ended September 30, 2008 to $8.3 million, from $6.8 million for the comparable period during 2007. This increase was primarily due to increases in salaries and related personnel costs (including a $0.7 million increase in stock-based compensation charges) due to an increase in staff employed during the nine months ended September 30, 2008 as compared to the same period in 2007. This increase was partially offset by a reduction in outside services employed during the nine months ended September 30, 2008 as compared to the same period 2007.

Other income and expense, net

Interest income decreased $1.4 million for the nine months ended September 30, 2008 to $1.4 million, from $2.8 million for the comparable period during 2007. This decrease was primarily due to a lower average yield earned on our investments during the nine months ended September 30, 2008, as compared to the same period in 2007. Interest expense increased $0.9 million for the nine months ended September 30, 2008 to $1.5 million, from $0.6 million for the comparable period during 2007. This increase is due to an amendment to our loan and security agreement under which we secured an additional $15.0 million in December 2007, made to us in two separate draws of $5.0 million and $10.0 million with fixed interest rates of 7.83% and 7.74%, respectively. Partially offsetting the additional interest expense incurred on the $15.0 million draw is a reduction in the interest expense incurred on our $7.0 million loan, drawn in June 2006 at a fixed rate of 11.47%, as a result of principal payments we have been making since February 2007.

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

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:

•

the rate of progress and costs of our product development programs for Acetavance, Omigard and any other product candidates that we may in-license or acquire, including milestone payments that may become payable to BMS or Migenix;

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

As of September 30, 2008, we had $61.1 million in cash and cash equivalents, an increase of $5.7 million from the $55.4 million at December 31, 2007. This increase was primarily due to net proceeds received from our registered direct offering completed in February 2008 of approximately $49.1 million, partially offset by reductions to our cash and cash equivalents from cash used in operations ($38.9 million), principal payments on our debt obligations ($3.5 million) and the purchase of equipment ($1.2 million) during the nine months ended September 30, 2008.

The $38.9 million of cash used in operations for the nine months ended September 30, 2008 represents an $11.6 million increase from the $27.3 million of cash used in operations during the comparable period in 2007. This increase was primarily due to an increase in the net loss we reported during the applicable period in 2008, adjusted for additional non-cash expenses incurred during the current year as compared to 2007, combined with changes in our outstanding liabilities during the nine months ended September 30, 2007, which more favorably impacted our cash flow during the 2007 period as compared to the same period in 2008. The increase in our net loss during the nine months ended September 30, 2008 resulted from increased operating activities related to the advancement of our product development programs, reductions in interest earned on our investments from lower average yields and additional interest expense incurred on our increased debt obligations.

During the nine months ended September 30, 2008, our net accounts payable and accrued liabilities balances increased $1.3 million as compared to December 31, 2007. This increase was primarily due to increased clinical trial activity for Acetavance at September 30, 2008 as compared to December 31, 2007, combined with increased accrued manufacturing costs as we prepare for the potential commercial manufacturing of our drug candidates.

As of September 30, 2008, our net property and equipment balance increased by $0.8 million to $5.9 million, from $5.1 million at December 31, 2007. This increase was due to $1.2 million of capital equipment expenditures, to be used primarily for the potential commercial manufacturing of Omigard and computer software for our information technology infrastructure, partially offset by $0.4 million of depreciation on our assets during the nine months ended September 30, 2008.

Sources of Liquidity

Since inception, our operations have been financed primarily through the issuance of equity securities, in both public and private offerings. From our inception through September 30, 2008, we have received net proceeds of approximately $184.7 million from the sale of shares of our preferred and common stock as follows:

•

from July 2004 to September 2008 (excluding our initial public offering and February 2008 registered direct offering), we issued and sold a total of 2,314,823 shares of common stock to our founders, employees, directors and consultants for aggregate net proceeds of $0.8 million;

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

Additionally, in February 2006, we entered into a $7.0 million loan and security agreement with Silicon Valley Bank and Oxford Finance Corporation to provide us with growth capital. We drew down $7.0 million in June 2006 at the fixed rate of 11.47%. In November 2007, we amended the $7.0 million loan and security agreement and entered into the Second Amendment to Loan and Security Agreement with the same parties and GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services, Inc.), to secure an additional $15.0 million credit facility. In December 2007, we drew down $15.0 million under the Second Amendment in two separate draws of $5.0 million and $10.0 million with fixed interest rates of 7.83% and 7.74%, respectively, net of a loan fee of less than $0.1 million. In addition to the principal and interest payments under the $15.0 million credit facility, we are required to pay $0.4 million at the termination of the $15.0 million credit facility. In February 2007, began making the first of 30 equal principal and interest payments on the $7.0 million loan and, in July 2008, we began making the first of 30 equal monthly principal and interest payments to fully amortize the balance on the $15.0 million credit facility. As of September 30, 2008, we had no further credit available under these agreements.

In connection with each credit facility, we issued warrants to the lenders to purchase shares of our stock. See Note 7 to the Notes to Condensed Financial Statements in Item 1 above for further discussion.

Capital Resources

Our current cash and cash equivalent balances are currently our principal sources of liquidity. As of September 30, 2008 we believe our cash and cash equivalent balances will satisfy our requirements for projected working capital, capital expenditures and debt servicing for the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could spend our available financial resources faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to the rate of progress and cost of our clinical trials and other product development programs for Acetavance, Omigard and any other product candidates that we may in-license or acquire. Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources generated from the proceeds of offerings of our equity securities and our existing borrowings under our amended loan and security agreement. In addition, we may finance future cash needs through the sale of additional equity securities, strategic collaboration agreements and debt financing. However, we have drawn down all available amounts under our existing amended loan and security agreement, and we may not be successful in obtaining strategic collaboration agreements or in receiving milestone or royalty payments under those strategic collaboration agreements. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted.

We cannot be sure that our existing cash and investment resources will be adequate, that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. As a result of the recent volatility in the capital markets, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our ability to obtain additional financing on terms acceptable to us, or at all. If these market conditions continue, they may limit our ability to timely replace maturing liabilities and to access the capital markets to meet liquidity needs. Having insufficient funds may require us to delay, scale-back or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring additional debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

We have invested a substantial portion of our available cash in money market funds placed with reputable financial institutions for which credit loss is not anticipated. The capital markets have recently been highly volatile and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities. This lack of liquidity has made it difficult for the fair value of these types of instruments to be determined. As of September 30, 2008 our holdings consisted of money market funds invested solely in U.S. government agency securities and U.S. treasuries. These funds do not hold auction rate securities. To date, we have not incurred any realized losses on our investment securities.

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

Cash and Cash Equivalents

Our cash and cash equivalents as of September 30, 2008 consisted of cash and money market funds invested solely in U.S. government agency securities and U.S. treasuries. The funds in which we invest have not incurred losses on their investments, nor have they imposed limits or restrictions on redemptions. Further, these funds have enrolled in the U.S. Treasury’s Temporary Guarantee Program for Money Market Funds, protecting the principal value held in the funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the investment securities available-for-sale that we may invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment securities available-for-sale to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio of cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate 10% change in interest rates.

Recently, there has been concern in the credit markets regarding the value of a variety of mortgage-backed and auction rate securities and the resultant effect on various securities markets. Our cash is invested in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. We do not believe our cash, cash equivalents and investment securities have significant risk of default or illiquidity. We made this determination based on discussions with our investment advisors and a review of our holdings. Our money market accounts are invested solely in U.S. government agency securities and U.S. treasuries. While we believe our cash, cash equivalents and investment securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.

Debt

The loans under our amended loan and security agreement have fixed interest rates. Consequently, we do not have significant interest rate cash flow exposure on our debt. The aggregate principal balance of the loans, net of the loan discount, under the agreement at September 30, 2008 was $15.8 million, and is collateralized by substantially all of our assets (excluding intellectual property). Under the terms of the agreement, we are precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and are subject to various non-financial covenants and prepayment penalties.

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

•

our clinical trials of Acetavance or Omigard may produce negative or inconclusive results, or may be inconsistent with previous clinical trial results, and we may decide, or the FDA may require us, to perform additional analyses, collect more data, or conduct additional clinical trials in order to obtain regulatory approvals;

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

•

if our third party manufacturers fail to complete important pre-commercialization manufacturing development activities for our product candidates on a timely basis, including the completion of batches of our product candidates that are required to perform stability studies, or if they fail to comply with stringent regulations applicable to pharmaceutical manufacturers, our costs will increase and we will face delays in our ability to submit applications for regulatory approval of our product candidates;

•

unexpected adverse side effects or inadequate therapeutic efficacy of Acetavance or Omigard could delay the submission of applications for, or prevent the regulatory approval or commercialization of, our product candidates, or result in recalls or product liability claims against us;

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

We currently have no drug products for sale and we cannot guarantee that we will ever have marketable drug products. The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA, and other regulatory authorities in the U.S. and other countries, which regulations differ from country to country. We are not permitted to market our product candidates in the U.S. or in other countries until we receive marketing approval from the appropriate regulatory authorities. We have not submitted an NDA or received marketing approval for either of our product candidates.

Obtaining approval of an NDA is a lengthy, expensive and uncertain process. The FDA has significant discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example, the FDA may find that data from pre-clinical studies or clinical trials of a product candidate do not provide adequate assurance of its safety and efficacy. The FDA may also not approve the facilities or manufacturing processes used to produce the drug, or may require a company to perform substantial additional pre-clinical, clinical or manufacturing development work prior to granting approval. Additionally, the FDA may change its approval policies or adopt new regulations at any time.

We currently have only two product candidates and our business success currently depends entirely on their successful development and commercialization. We have not developed either of our product candidates independently.

In March 2006, we in-licensed rights to intravenous acetaminophen from Bristol-Myers Squibb Company, or BMS, which currently markets this product in Europe for the treatment of acute pain and fever. Later in 2006, we initiated our development program for this product candidate, based on a plan to submit an NDA to the FDA under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act . Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by the applicant, and for which the applicant has not obtained a right of reference. As a result of our interactions with the FDA during 2008, our current clinical development plan for Acetavance includes two completed, pivotal efficacy clinical trials, two pharmacokinetic trials, and two safety trials, as well as other supportive studies conducted by Cadence or BMS, or reported in scientific and medical literature. We have completed enrollment in all of these studies, with the exception of the pediatric safety study, and we anticipate completing enrollment in this remaining study in the fourth quarter of 2008. The data that we plan to submit in support of our NDA for Acetavance from our own clinical trials, and from clinical trials conducted by BMS and others, must be collected, reviewed for quality, and analyzed, and must provide evidence of adequate safety and efficacy in order for the FDA to approve our NDA. Assuming the successful completion of our final clinical trial and our ongoing manufacturing development activities for Acetavance, we currently plan to submit an NDA to the FDA in the second quarter of 2009, requesting marketing approval of Acetavance for the treatment of acute pain and fever in adults and children. Our failure to achieve our product development goals for Acetavance in a timely manner, or at all, could adversely affect our business and our stock price.

In July 2004, we in-licensed the rights to our only other product candidate, omiganan pentahydrochloride 1% aqueous gel, or Omigard, and subsequently reached an agreement under the special protocol assessment, or SPA, process with the FDA concerning the protocol for a single, Phase III clinical trial for Omigard. The SPA process provides a product sponsor with an agreement from the FDA that the design and analysis of the trial are adequate to support the submission of an NDA if the trial is performed according to the SPA; however, such agreements with the FDA remain subject to advances in the field or public health concerns unrecognized at the time of the FDA’s protocol assessment. In April 2008, we completed enrollment in our Phase III clinical trial of Omigard for the prevention of local catheter site infections, or LCSIs. The data from this trial must be collected, reviewed for quality and analyzed, and must demonstrate a positive result before we can submit an NDA to the FDA for the approval of Omigard. In 2008, we initiated discussions with the FDA regarding the statistical analysis plan for this clinical trial, and those discussions currently remain ongoing. Our discussions with the FDA must be completed, and any resulting changes to the statistical analysis plan must be approved by the FDA, before we unblind and analyze the data from this trial. As a result of our ongoing discussions with the FDA, the expected timeframe for announcing the results of this trial has been delayed from the fourth quarter of 2008 to the first quarter of 2009. Any additional delays in completing these activities could delay the submission and review by the FDA of any NDA for this product candidate.

Our clinical development programs for Acetavance and Omigard may not lead to commercial products if our clinical trials fail to demonstrate that our product candidates are safe and effective and, as a result, we fail to obtain necessary approvals from the FDA and similar regulatory agencies outside the U.S. We may also fail to obtain the necessary approvals if we have inadequate financial or other resources to complete our clinical and manufacturing development programs and prepare to submit applications for marketing approval of our product candidates. Any failure to obtain approval of Acetavance or Omigard would have a material and adverse effect on our business.

If clinical trials of our current or future product candidates do not produce results necessary to support regulatory approval in the U.S. or elsewhere, we will be unable to commercialize these products.

To receive regulatory approval for the commercial sale of Acetavance, Omigard or any other product candidates that we may in-license or acquire, we must provide adequate data from well-controlled clinical trials to demonstrate efficacy and safety in humans. Clinical testing is expensive, takes many years and has an uncertain outcome. Clinical failure can occur at any stage of the testing. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing.

For example, Migenix, the licensor for our Omigard product candidate, together with its former collaborator, Fujisawa Healthcare, Inc., or Fujisawa, completed enrollment in a Phase III clinical trial in February 2003 that demonstrated statistically significant results for the secondary endpoints of the trial, the prevention of LCSIs and catheter colonization, which is the growth of microorganisms on the portion of the catheter below the skin surface. However, the trial did not show statistical significance for the primary endpoint, the prevention of catheter-related bloodstream infections, or CRBSIs. After the termination of the collaboration between Migenix and Fujisawa in January 2004, we in-licensed the rights to Omigard from Migenix in July 2004, and subsequently reached an agreement under the SPA process with the FDA concerning the protocol for our own Phase III clinical trial of Omigard. In connection with the SPA for Omigard, the FDA agreed that a single confirmatory Phase III clinical trial will be required for approval for Omigard and that the prevention of LCSIs will be the sole primary efficacy endpoint, and we initiated this clinical trial, which is called the CLIRS trial, in August 2005. In July 2007, we increased the number of patients to be enrolled in the CLIRS trial from 1,250 to 1,850 patients in order to increase the statistical power of the study. This change was prompted by our planned re-analysis of data from the initial Phase III clinical trial of Omigard, which indicated a statistically significant reduction in the number of LCSIs of 42% in the Omigard treatment arm as compared to the povidone-iodine treatment arm, while the original analysis of data from this trial indicated a statistically significant reduction of LCSIs of approximately 49%. Increasing the number of patients enrolled in this clinical trial required greater financial resources than originally anticipated and delayed the completion of enrollment. Although the FDA agreed with our proposal to increase the number of patients to be enrolled in our ongoing Phase III clinical trial of Omigard, we may still be unable to demonstrate statistical significance or otherwise demonstrate sufficient efficacy and safety to support the filing of an NDA or ultimately lead to regulatory approval. Furthermore, despite having completed the SPA process, the FDA’s agreement with us on the trial protocol and analysis plans for this trial remains subject to advances in the field or public health concerns unrecognized at the time of the FDA’s protocol assessment, and any further changes we may propose to the protocol or analysis plans for this trial remain subject to the FDA’s approval. For example, in 2008, we initiated discussions with the FDA regarding the final statistical analysis plan for this clinical trial, and these discussions currently remain ongoing. Our discussions with the FDA must be completed, and any resulting changes to the statistical analysis plan must be approved by the FDA, before we unblind and analyze the data from this trial. As a result of our ongoing discussions with the FDA, we revised the expected timeframe for announcing the results of this trial from the fourth quarter of 2008 to the first quarter of 2009.

Our clinical development programs are subject to the risk of failure inherent in the development of new drugs, and our clinical trials may not demonstrate the safety, tolerability and effectiveness of our product candidates. For example, in January 2008, we announced that our Phase III efficacy trial of Acetavance for the treatment of pain in adults following abdominal gynecological surgery did not meet its primary endpoint of demonstrating a statistically significant reduction in patients’ pain intensity scores over 48 hours compared to placebo. We are currently analyzing the results of a clinical trial in patients who have undergone abdominal laparoscopic surgery and expect to announce the results of this trial in the fourth quarter of 2008. While data from the abdominal laparoscopic surgery trial are not required to support our planned NDA for Acetavance, the results of this study will be included in our NDA submission, and negative results from this or other clinical trials of Acetavance may delay, limit or otherwise adversely impact our ability to obtain regulatory approval of this product candidate.

The rejection of data from any of the clinical trials required by regulatory authorities to support NDAs for our product candidates will result in increased development costs and could have a material adverse effect on the development of our product candidates. In addition, our failure to adequately demonstrate the efficacy and safety of Acetavance, Omigard or any other product candidates that we may in-license or acquire would prevent receipt of regulatory approval and, ultimately, the commercialization of that product candidate.

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

In January 2008, we announced top-line results of our Phase III efficacy trial of Acetavance for the treatment of pain in adults following abdominal gynecological surgery. This trial did not meet its primary endpoint of demonstrating a statistically significant reduction in patients’ pain intensity scores over 48 hours compared to placebo. As a result, during the first quarter of 2008, we initiated communications with the FDA in order to obtain the agency’s advice regarding our clinical development plan for this product candidate. In July 2008, we announced that we received written guidance from the FDA, confirming that our clinical development plan is sufficient to provide a basis for submission of a 505(b)(2) NDA for Acetavance. The Acetavance clinical development plan includes two completed, pivotal efficacy clinical trials, two pharmacokinetic trials and two safety trials, as well as other supportive studies conducted by Cadence or BMS, or reported in scientific and medical literature. We have completed enrollment in all of these studies, with the exception of the pediatric safety study, and we anticipate completing enrollment in this remaining study in the fourth quarter of 2008. The data we submit to support our NDA for Acetavance from our own clinical trials and from clinical trials conducted by BMS and others must be collected, reviewed for quality, and analyzed before we can submit an NDA to the FDA requesting marketing approval of Acetavance, and the data must provide evidence of adequate safety and efficacy in order to obtain regulatory approval of this product candidate. Any delays in completing the collection, review or analysis of the data from this trial will delay the submission of an NDA with the FDA to obtain regulatory approval for this product candidate. If the results of any of the clinical trials submitted in support of our NDA are unfavorable or raise any concerns regarding the safety or efficacy of Acetavance, we may be forced to conduct additional pre-clinical studies or clinical trials, which would result in additional significant expense and delay. Our failure to achieve our product development goals for Acetavance in a timely manner, or at all, could adversely affect our business and our stock price.

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

Recent publicity concerning the safety of certain drug products has resulted in heightened scrutiny by the FDA in the process of approving new drugs, which could delay or limit any regulatory approvals we may obtain for our product candidates.

In light of widely publicized events concerning the safety risk of certain drug products, the FDA, members of Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of risk management programs that may, for instance, restrict distribution of drug products after approval. In addition, the Food and Drug Administration Amendments Act of 2007, or FDAAA, grants significant expanded authority to the FDA, much of which is aimed at improving the safety of drug products before and after approval. In particular, the new law authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information and require risk evaluation and mitigation strategies for certain drugs, including certain currently approved drugs. It also significantly expands the federal government’s clinical trial registry and results databank, which we expect will result in significantly increased government oversight of clinical trials. Under the FDAAA, companies that violate these and other provisions of the new law are subject to substantial civil monetary penalties, among other regulatory, civil and criminal penalties. The increased attention to drug safety issues may result in a more cautious approach by the FDA in its review of data from our clinical trials. Data from clinical trials may receive greater scrutiny, particularly with respect to safety, which may make the FDA or other regulatory authorities more likely to require additional preclinical studies or clinical trials. If the FDA requires us to conduct additional preclinical studies or clinical trials prior to approving our product candidates, we would face delays in our ability to obtain such approvals. If the FDA requires us to provide additional clinical or preclinical data following the approval of our product candidates, the indications for which our product candidates are approved may be limited, and our efforts to commercialize our product candidates may be otherwise adversely impacted.

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

We are developing Acetavance for the treatment of acute pain and fever in adults and children, which will compete with well-established products for this and similar indications. Competing products available for the treatment of pain include opioids such as morphine, fentanyl, meperidine and hydromorphone, each of which is available generically from several manufacturers, and several of which are available as proprietary products using novel delivery systems. Ketorolac, an injectable non-steroidal anti-inflammatory drug, or NSAID, is also available generically in the U.S. from several manufacturers. Competing products available for the treatment of fever in the hospital setting include acetaminophen administered orally and rectally, aspirin and NSAIDs, which may be administered orally, topically or intravenously. During the time that it will take us to obtain regulatory approval for Acetavance, if at all, we anticipate that several additional products may be developed for the treatment of acute pain, including other injectable NSAIDs, novel opioids, new formulations of currently available opioids, long-acting local anesthetics and new chemical entities as well as alternative delivery forms of various opioids and NSAIDs.

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

Over the last several years, many hospitals, particularly in the U.S. , have increased the use of a particular antiseptic, chlorhexidine, as their standard of care to sterilize catheter insertion sites. Delays in the completion of data analysis for our Phase III clinical trial of Omigard or any studies we may conduct to compare Omigard to chlorhexidine or another topical antiseptic could significantly affect our product development costs, our prospects for regulatory approval and our ability to compete. Furthermore, the decreasing use of 10% povidone-iodine in favor of chlorhexidine could reduce the marketing impact of any superiority claims that we could make following FDA approval. For example, hospitals and physicians may be reluctant to adopt Omigard for use in combination with chlorhexidine antisepsis for the prevention of LCSIs. Additionally, improvements in hospital infection control practices since we commenced enrollment in our Phase III clinical trial of Omigard are reported to have reduced catheter-related infection rates, which may result in the occurrence of an insufficient number of infections to demonstrate a statistically significant treatment difference in this clinical trial. Even if Omigard is approved by the FDA, if this product candidate does not achieve an adequate level of acceptance by physicians, health care payors and patients, we may be unable to generate sufficient revenues to recover our development costs or otherwise sustain and grow our business.

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

Any name we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office. The FDA typically conducts a rigorous review of proposed product names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims. If the FDA objects to either of the product names, Acetavance or Omigard, we may be required to adopt an alternative name for those product candidates. If we adopt an alternative name, we would lose the benefit of our existing trademark applications for Acetavance and/or Omigard and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

Our product candidates may have undesirable side effects that could delay or prevent their regulatory approval or commercialization.

If concerns are raised regarding the safety of a new drug as a result of undesirable side effects identified during clinical testing, the FDA may decline to approve the drug at the end of the normal NDA review period and issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve the drug. The number of such requests for additional data or information issued by FDA in recent years has increased, and resulted in substantial delays in the approval of several new drugs. Undesirable side effects caused by our product candidates could interrupt, delay or halt clinical trials, and could result in the issuance of a request for additional data or information in response to our NDA applications, denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing our product candidates and generating revenues from their sale. For example, the adverse events related to Acetavance observed in clinical trials completed to date include transient liver enzyme elevations, nausea or vomiting, allergic reactions, and pain or local skin reactions at the injection site. When used in excess of the current guidelines for administration, acetaminophen has an increased potential to cause liver toxicity. While we do not expect the administration of acetaminophen in intravenous form will result in an increased risk of toxicity to the liver compared with an equivalent dose of acetaminophen administered orally, we cannot be certain that increased liver toxicity or other drug-related side effects will not be observed in future clinical trials, or as a result of sales of the same formulation of intravenous acetaminophen by BMS in Europe and other countries, or that the FDA will not require additional trials or impose more severe labeling restrictions due to liver toxicity or other concerns.

Drug-related adverse events observed in clinical trials completed to date for Omigard have been primarily limited to local skin reactions, including redness, swelling, bleeding, itching, bruising and pain. Although these drug-related adverse events have generally been related to the skin, including the catheter insertion site, we cannot be certain that other drug-related side effects will not be reported in clinical trials that we may conduct or thereafter. Additionally, the same active compound contained in Omigard is currently being developed for the treatment of dermatological diseases and disorders by Cutanea Life Sciences, Inc., or Cutanea, another licensee of Migenix. If Cutanea identifies new side effects or other adverse events related to the compound during its pre-clinical or clinical development activities, regulatory authorities may require us to perform additional non-clinical or clinical testing in order to address such concerns. Such additional testing would add costs and could delay or result in the denial of regulatory approval for Omigard.

If either of our product candidates receives marketing approval and we or others later identify undesirable side effects caused by the product:

•	regulatory authorities may require the addition of labeling statements, specific warnings or a contraindication;

•	regulatory authorities may suspend or withdraw their approval of the product, or require it to be removed from the market;

•	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product; or

•	our reputation may suffer.

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

Governments continue to propose and pass legislation designed to reduce the cost of healthcare. In the U.S., we expect that there will continue to be federal and state proposals to implement similar governmental controls. For example, in December 2003, Congress enacted a limited prescription drug benefit for Medicare beneficiaries in the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. Under this program, drug prices for certain prescription drugs are negotiated by drug plans, with the goal to lower costs for Medicare beneficiaries. It is also possible that other legislative proposals will be adopted, particularly in view of the 2008 presidential and congressional elections and the potential agenda of any new administration. In some foreign markets, the government controls the pricing of prescription pharmaceuticals. In these countries, pricing negotiated with governmental authorities can take six to 12 months or longer after the receipt of regulatory marketing approval for a product. Cost control initiatives could decrease the price that we would receive for any products in the future, which would limit our revenue and profitability. Accordingly, legislation and regulations affecting the pricing of pharmaceuticals might change before our product candidates are approved for marketing. Adoption of such legislation could further limit reimbursement for pharmaceuticals.

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

We depend on independent clinical investigators, medical institutions and contract laboratories to conduct our clinical trials for Acetavance and Omigard, and other third parties, such as CROs, expert data monitoring committees, and other consultants, to manage the execution of our clinical trials, which includes the collection, monitoring, analysis, evaluation and reporting of data. Although we rely on third parties to perform these tasks, we are responsible for oversight and for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol. The FDA requires us and the third parties that manage the execution of clinical trials on our behalf to fully comply with the protocols for these studies, as well as with applicable regulations and standards, commonly referred to as good clinical practices, or GCPs, for conducting, monitoring, recording, analyzing and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. CROs, investigators and other third parties are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. If these third parties fail to devote sufficient care, time and resources to our drug development programs, if their performance is substandard, or if they are inspected by the FDA and are found not to be in compliance with our study protocols or with GCPs, our clinical trials may be compromised, the submission of FDA applications for product approval may be delayed, and we may not be able to obtain regulatory approval for our product candidates.

The third party contractors that execute our clinical trials play a significant role in the conduct of the trials and the subsequent collection and analysis of data. Failure of these third parties to meet their obligations could adversely affect the clinical development of our product candidates. Moreover, these independent investigators, CROs and other third parties may also have relationships with other commercial entities, some of which may have competitive products under development or currently marketed. If these third parties assist our competitors, it could harm our competitive position.

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

Our manufacturers will need to demonstrate that the facilities, equipment and processes used to manufacture our products for potential commercial distribution are capable of consistently producing a product that meets all applicable quality criteria, and that is comparable to the product that was used in our clinical trials. For example, although clinical trials were conducted using product manufactured by BMS, if Acetavance is approved, we plan to purchase this product from Baxter Healthcare Corporation, or Baxter, for commercial distribution. Similarly, our clinical trials for Omigard were conducted using product for which the active pharmaceutical ingredient, or API, was manufactured by one contract manufacturer, while we may purchase the API to manufacture this product for commercial distribution from another manufacturer.

If the FDA determines that any of the changes in manufacturers, facilities, equipment, processes or materials that are made in scaling-up the manufacturing processes for our product candidates resulted in a lack of comparability between the product used in our clinical trials and the product manufactured for commercial distribution, we may be required to complete additional non-clinical studies or clinical trials in order to obtain regulatory approvals for our product candidates, which would increase our costs, result in the loss of potential revenues and adversely affect our business.

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

We have entered into a development and supply agreement with Baxter for the completion of pre-commercialization manufacturing development activities and the manufacture of commercial supplies of the finished Acetavance. Any termination or disruption of our relationship with Baxter may materially harm our business and financial condition, and frustrate any commercialization efforts for this product candidate. The FDA and comparable international regulatory authorities must approve the facilities and processes of our contract manufacturers, which may require new testing and compliance inspections, and the new manufacturers would have to be educated in, or independently develop, the processes necessary for the production of our products. If there are delays in obtaining approvals of any new manufacturers, we could experience delays in the availability of our product candidates for commercial distribution.

We are currently negotiating with suppliers for the commercial supply of the active pharmaceutical ingredient, or API, for Acetavance and for the commercial supply of the API and finished drug product for Omigard. If we need to change to other manufacturers or significantly change the manufacturing processes for our product candidates, we may be required to repeat or perform additional pre-clinical or clinical testing, which could increase our costs and cause delays in our ability to obtain regulatory approvals. Additionally, we may not be able to establish or maintain commercial manufacturing arrangements on commercially reasonable terms for any other product candidates that we may in-license or acquire. All manufacturers of our product candidates must comply with strictly enforced federal, state and foreign regulations, including cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our product candidates may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

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

As of September 30, 2008, we had 49 full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our operations and development activities, prepare for the commercialization of our product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

•	manage the activities associated with the collection, review and analysis of data from our clinical trial programs for Acetavance and Omigard;

•

obtain and manage the substantial additional resources that are required to prepare and successfully file NDAs for both of our product candidates during the first half of 2009, including a significant number of consultants, CROs and other service providers;

•	ensure that our consultants, CROs and other service providers successfully carry out their contractual obligations, provide high quality results, and meet expected deadlines;

•	continue to carry out our own contractual obligations to our licensors and other third parties; and

•	continue to improve our operational, financial and management controls, reporting systems and procedures.

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

Moreover, our licensors may experience serious difficulties related to their overall business or financial stability, and they may be unwilling or unable to continue to expend the financial resources required to maintain and prosecute these patents and patent applications. For example, in May 2008, Migenix announced that it was taking aggressive steps to reduce expenses and raise additional capital required to continue its key development activities and extend its cash position into 2009. In October 2008, Migenix announced that it was implementing additional cost-cutting measures, including a significant reduction in the number of its personnel and the consolidation of its operations at its head office in Vancouver, British Columbia, Canada. Any material adverse impact on Migenix’s overall business or financial stability could result in its unwillingness or inability to secure, maintain and enforce patents protecting our intellectual property.

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

For a third-party challenge to the SCR Pharmatop in-licensed patents relating to Acetavance, we will have some ability to participate in either SCR Pharmatop’s or BMS’ defense thereof. In the case that neither party elects to defend the third-party challenge, we may have the opportunity to defend it. For a third-party challenge to the in-licensed BMS patents relating to Acetavance, BMS has the sole right to defend such challenge. If it chooses not to defend such challenge, we may have the right to renegotiate or terminate the license regarding the in-licensed BMS patents.

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

Patent applications in the U.S. are maintained in confidence for at least 18 months after their earliest effective filing date. Consequently, we cannot be certain that our licensors were the first to invent or the first to file patent applications on either of our product candidates. In the event that a third party has also filed a U.S. patent application relating to our product candidates or a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention in the U.S. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect our drug market.

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

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that we infringe on their products or technology, we could face a number of issues, including:

•	infringement and other intellectual property claims which, with or without merit, can be expensive and time consuming to litigate and can divert management’s attention from our core business;

•	substantial damages for past infringement which we may have to pay if a court decides that our product infringes on a competitor’s patent;

•	a court prohibiting us from selling or licensing our product unless the patent holder licenses the patent to us, which it would not be required to do;

•	if a license is available from a patent holder, we may have to pay substantial royalties or grant cross licenses to our patents; and

•	redesigning our processes so they do not infringe, which may not be possible or could require substantial funds and time.

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

We are a development stage company with a limited operating history. We have focused primarily on in-licensing and developing our two product candidates, Acetavance and Omigard, with the goal of supporting regulatory approval for these product candidates. We have incurred losses in each year since our inception in May 2004, including net losses of $51.7 million, $52.2 million and $7.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of September 30, 2008, we had an accumulated deficit of $157.5 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our development expenses to decrease over the next few years due to the significant completion of our existing clinical development programs. However, our expenses to support regulatory approval and product manufacturing are expected to increase in connection with activities required to prepare and file NDAs for both of our product candidates during the first half of 2009. Further, we expect to incur increased pre-commercialization expenses during the second half of 2009 as we prepare for the market launch of our product candidates. In addition, if we obtain regulatory approval for Acetavance or Omigard, we expect to incur significant sales, marketing and outsourced manufacturing expenses, as well as continued development expenses. As a result, we expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We currently have no source of revenue and may never be profitable.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our development stage product candidates, and we do not know when, or if, we will generate any revenue. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•

successfully complete our clinical development programs for Acetavance and Omigard, including the collection, review and analysis of data, in preparation for filing NDAs for both of these product candidates;

•	obtain regulatory approvals for one or both of our current product candidates, or any other product candidates that we may in-license or acquire;

•	manufacture commercial quantities of any approved product candidates at acceptable cost levels; and

•	develop a commercial organization and the supporting infrastructure required to successfully market and sell any approved products.

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

Developing products for use in the hospital setting, conducting clinical trials, establishing outsourced manufacturing relationships and successfully manufacturing and marketing drugs that we may develop is expensive. We will need to raise additional capital to:

•	fund our operations and continue to collect, review and analyze clinical data from our clinical trials to support regulatory approval of marketing applications for our product candidates;

•	continue our development activities;

•	qualify and outsource the commercial-scale manufacturing of our products under cGMP; and

•	commercialize our product candidates, if approved by regulatory authorities.

As of September 30, 2008, we believe that our existing cash and cash equivalents, including the net proceeds from our initial public offering completed in the fourth quarter of 2006 and our registered direct offering in the first quarter of 2008, will be sufficient to meet our projected operating requirements for the next twelve months. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•

the rate of progress and costs of our efforts to prepare for the submission of NDAs for Acetavance, Omigard and any other product candidates that we may in-license or acquire, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	the timing of milestone payments required under our license agreements for Acetavance and Omigard;

•	our execution of other collaborative, licensing or similar arrangements and the timing of payments we may make or receive under these arrangements;

•	our addition, modification or termination of clinical trials or funding support;

•	variations in the level of expenses related to our two existing product candidates or future development programs;

•	any product liability or intellectual property infringement lawsuit in which we may become involved;

•	regulatory developments affecting our product candidates or those of our competitors; and

•	if either of our product candidates receives regulatory approval, the level of underlying hospital demand for our product candidates and wholesalers’ buying patterns.

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

To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. If we raise additional funds through licensing arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. For example, in February 2006, we entered into a $7.0 million loan and security agreement with Silicon Valley Bank and Oxford Finance Corporation, and in December 2007, we amended this agreement and secured an additional $15.0 million loan from the same parties and GE Business Financial Services Inc. Our amended loan and security agreement contains contain a variety of affirmative and negative covenants, including required financial reporting, limitations on the disposition of assets other than in the ordinary course of business, limitations on the incurrence of additional debt and other requirements. To secure our performance of our obligations under our amended loan and security agreement, we pledged substantially all of our assets other than intellectual property assets, to the lenders. Our failure to comply with the covenants in the amended loan and security agreement could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt.

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

Our common stock had not been publicly traded prior to our initial public offering, which was completed in October 2006, and an active trading market may not be sustained. We have never declared or paid any cash dividends on our capital stock, and we currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business and do not intend to pay cash dividends on our common stock for the foreseeable future. Furthermore, our amended loan and security agreement with Silicon Valley Bank, Oxford Finance Corporation and GE Business Financial Services Inc. restricts our ability to pay cash dividends. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In recent months, the volatility in the overall capital markets has reached unprecedented levels. Since our initial public offering in October 2006 through September 30, 2008, the trading prices for our common stock ranged from a high of $18.55 to a low of $4.84.

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

We expect that the price of our common stock will fluctuate substantially.

The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

•	the results from our clinical trial programs for Acetavance and our Phase III clinical trial of Omigard;

•	the results of clinical trial programs for Acetavance and Omigard performed by others;

•	FDA or international regulatory actions, including failure to receive regulatory approval for any of our product candidates;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	announcements of the introduction of new products by us or our competitors;

•	market conditions in the pharmaceutical and biotechnology sectors or the economy as a whole;

•	price and volume fluctuations in the overall stock market;

•	developments concerning product development results or intellectual property rights of others;

•	litigation or public concern about the safety of our potential products;

•	actual and anticipated fluctuations in our quarterly operating results;

•	deviations in our operating results from the estimates of securities analysts or other analyst comments;

•	additions or departures of key personnel;

•	third-party coverage and reimbursement policies;

•	developments concerning current or future strategic collaborations; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

As of September 30, 2008, our executive officers and directors and their affiliates together controlled approximately 47% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets, and might affect the prevailing market price of our common stock.

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

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of biotechnology and pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33103) for the period ended September 30, 2006 as filed with the SEC on November 30, 2006

3.2	Amended and Restated Bylaws of the Registrant, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33103) for the period ended September 30, 2006 as filed with the SEC on November 30, 2006

3.2.1	Amendment of Amended and Restated Bylaws of the Registrant, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 17, 2007

4.1	Form of the Registrant’s Common Stock Certificate, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33103) for the period ended September 30, 2006 as filed with the SEC on November 30, 2006

4.2	Amended and Restated Investor Rights Agreement dated February 21, 2006, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-135821) as filed with the SEC on July 17, 2006

4.5	Registration Rights Waiver and Amendment dated November 29, 2007, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 3, 2007

4.6	Form of Warrant to Purchase Stock issued to Silicon Valley Bank on November 30, 2007, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 3, 2007

4.7	Form of Warrant to Purchase Stock issued to Oxford Finance Corporation on November 30, 2007, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 3, 2007

4.8	Form of Warrant to Purchase Stock issued to GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services Inc.), on November 30, 2007, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 3, 2007

10.27#±	Second Amended and Restated Cadence Pharmaceuticals, Inc. Director Compensation Policy

31.1±	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2±	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32±	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

___________________________

# Indicates management contract or compensatory plan.

± Included in this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE PHARMACEUTICALS, INC.

Dated: November 6, 2008	By:	/S/ WILLIAM R. LARUE
William R. LaRue
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33103) for the period ended September 30, 2006 as filed with the SEC on November 30, 2006

3.2	Amended and Restated Bylaws of the Registrant, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33103) for the period ended September 30, 2006 as filed with the SEC on November 30, 2006

3.2.1	Amendment of Amended and Restated Bylaws of the Registrant, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 17, 2007

4.1	Form of the Registrant’s Common Stock Certificate, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33103) for the period ended September 30, 2006 as filed with the SEC on November 30, 2006

4.2	Amended and Restated Investor Rights Agreement dated February 21, 2006, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-135821) as filed with the SEC on July 17, 2006

4.5	Registration Rights Waiver and Amendment dated November 29, 2007, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 3, 2007

4.6	Form of Warrant to Purchase Stock issued to Silicon Valley Bank on November 30, 2007, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 3, 2007

4.7	Form of Warrant to Purchase Stock issued to Oxford Finance Corporation on November 30, 2007, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 3, 2007

4.8	Form of Warrant to Purchase Stock issued to GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services Inc.), on November 30, 2007, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 3, 2007

10.27#±	Second Amended and Restated Cadence Pharmaceuticals, Inc. Director Compensation Policy

31.1±	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2±	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32±	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

___________________________

# Indicates management contract or compensatory plan.

± Included in this Report.