Form 10-Q
period 2009-03-31
CADENCE PHARMACEUTICALS INC
filed 2009-05-11
CIK 1333248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, there were 50,403,779 shares of the registrant’s Common Stock outstanding.

CADENCE PHARMACEUTICALS, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Balance Sheets at March 31, 2009 and December 31, 2008	1
	Condensed Statements of Operations for the three months ended March 31, 2009 and 2008 and for the period from May 26, 2004 (inception) through March 31, 2009	2
	Condensed Statements of Cash Flows for the three months ended March 31, 2009 and 2008 and for the period from May 26, 2004 (inception) through March 31, 2009	3
	Notes to Condensed Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Submission of Matters to a Vote of Security Holders	39
Item 5.	Other Information	39
Item 6.	Exhibits	40

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$118,549,004	$47,627,246
Restricted cash	1,847,848	2,195,696
Prepaid expenses	192,267	144,118
Other current assets	120,534	75,556

Total current assets	120,709,653	50,042,616

Property and equipment, net	4,376,590	4,477,020
Restricted cash	537,586	537,586
Other assets	57,673	90,792

Total assets	$125,681,502	$55,148,014

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,542,647	$4,877,854
Accrued liabilities	5,814,540	9,063,310
Current portion of long-term debt	7,045,605	7,694,173
Other current liabilities	22,048	22,048

Total current liabilities	16,424,840	21,657,385

Deferred rent	876,724	952,274
Long-term debt, less current portion and discount of $311,212 and $377,396, respectively	4,653,728	6,098,113

Total liabilities	21,955,292	28,707,772

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized, 50,403,779 shares and 38,363,985 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	5,040	3,836
Additional paid-in capital	285,686,727	197,964,600
Accumulated other comprehensive (loss) income	-	-
Deficit accumulated during the development stage	(181,965,557)	(171,528,194)

Total stockholders’ equity	103,726,210	26,440,242

Total liabilities and stockholders’ equity	$125,681,502	$55,148,014

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Period from May 26, 2004 (Inception) through
	2009	2008	March 31, 2009
Operating expenses:
Research and development	$6,139,342	$10,478,047	$143,775,247
Marketing	536,115	583,702	7,477,505
General and administrative	2,811,747	2,667,038	30,779,741
Other	650,786	28,257	3,035,037

Total operating expenses	10,137,990	13,757,044	185,067,530

Loss from operations	(10,137,990)	(13,757,044)	(185,067,530)

Other income (expense):
Interest income	84,023	550,380	7,228,715
Interest expense	(366,927)	(506,856)	(3,648,383)
Other expense	(16,469)	(3,395)	(478,359)

Total other (expense) income, net	(299,373)	40,129	3,101,973

Loss before income tax	(10,437,363)	(13,716,915)	(181,965,557)

Net loss	$(10,437,363)	$(13,716,915)	$(181,965,557)

Basic and diluted net loss per share(1)	$(0.24)	$(0.42)

Shares used to compute basic and diluted net loss per share(1)	43,831,889	32,921,093

(1)

As a result of the issuance of 12,039,794 shares of common stock pursuant to a private placement in the first quarter of 2009 and 9,240,307 shares of common stock pursuant to an effective shelf registration in the first quarter of 2008, there is a lack of comparability in the per share amounts between the 2009 and 2008 periods presented. Please see Note 4 of the Notes to Financial statements for further discussion.

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,		Period from May 26, 2004 (Inception) through March 31,
	2009	2008	2009
Operating activities
Net loss	$(10,437,363)	$(13,716,915)	$(181,965,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	135,025	127,860	1,447,380
Loss on disposal of assets	-	28,257	68,123
Impairment of long-lived assets	-	-	2,353,162
Impairment of available for sale securities	25,690	-	430,229
Stock-based compensation	1,480,611	1,350,393	13,894,284
Non-cash interest expense	7,429	10,069	54,695
Amortization of discount on note payable	66,184	66,184	521,235
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(93,127)	(302,567)	(405,396)
Accounts payable	(1,303,957)	987,595	3,417,825
Accrued liabilities and other liabilities	(3,324,320)	(661,436)	5,016,567

Net cash used in operating activities	(13,443,828)	(12,110,560)	(155,167,453)

Investing activities
Purchases of marketable securities	-	-	(7,450,000)
Maturities of marketable securities	-	-	7,000,000
Restricted cash	347,848	-	(2,385,434)
Purchases of property and equipment	(34,595)	(296,868)	(6,546,107)
Proceeds from the sale of property and equipment	-	195	195

Net cash provided by (used in) investing activities	313,253	(296,673)	(9,381,346)

Financing activities
Proceeds from issuance of common stock, net	86,242,720	49,139,017	192,373,835
Disbursements from repurchase of common stock	-	-	(19,075)
Proceeds from sale of preferred stock, net	-	-	78,933,748
Borrowings under debt agreements	-	-	21,955,000
Payments under debt agreements	(2,190,387)	(681,258)	(10,145,705)

Net cash provided by financing activities	84,052,333	48,457,759	283,097,803

Net increase in cash and cash equivalents	70,921,758	36,050,526	118,549,004
Cash and cash equivalents at beginning of period	47,627,246	55,392,921	-

Cash and cash equivalents at end of period	$118,549,004	$91,443,447	$118,549,004

Supplemental disclosures
Issuance of warrants in connection with loan and security agreement	$-	$-	$787,448
Assets acquired through lease concessions	$-	$-	$1,190,530
Unrealized loss gain on investment securities	$-	$(51,401)	$-
Cash paid for interest and fees	$273,320	$391,650	$2,789,030

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	The Company

Cadence Pharmaceuticals, Inc. (the “Company”) was incorporated in the state of Delaware in May 2004. The Company is a biopharmaceutical company focused on in-licensing, developing and commercializing proprietary product candidates principally for use in the hospital setting. The Company’s primary activities since incorporation have been conducting research and development activities, including clinical trials, of the product candidates in its portfolio; organizational activities, including recruiting personnel, establishing office facilities; and raising capital to fund these activities. To date, the Company has in-licensed rights to two late-state product candidates, Acetavance™, an intravenous formulation of acetaminophen, and Omigard™, an omiganan pentahydrochloride 1% aqueous gel. The Company has completed the clinical trials for Acetavance that are required for submission of an application for regulatory approval of this product candidate. In March 2009, the Company announced that its Phase III clinical trial of Omigard did not meet its primary endpoint, and that it was discontinuing its development efforts for this product candidate because the results would not support a New Drug Application (“NDA”) submission. At the same time, the Company announced that it would implement cost reduction measures and restructure its operations to make additional resources available for its Acetavance development program and other operating activities. The Company plans to submit an NDA to the U.S. Food and Drug Administration (“FDA”) for Acetavance in the second quarter of 2009. Since the Company has not begun principal operations of commercializing Acetavance, the Company is considered to be a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. In the opinion of the Company’s management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair presentation of the results of the interim periods presented have been included. These condensed financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2008, as included in the Company’s 2008 Annual Report on Form 10-K filed with the SEC on March 16, 2009.

Stock-Based Compensation

SFAS No. 123(R), Share-Based Payment, requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. The Company currently uses the Black-Scholes option pricing model to estimate the fair value of its stock-based awards. This option pricing model involves a number of estimates, including the expected lives of stock options, the Company’s anticipated stock volatility and interest rates. Stock-based compensation expense recognized during the period is based on the value of the portion of awards that is ultimately expected to vest and thus the gross expense is reduced for estimated forfeitures.

Compensation expense for all stock-based payment awards was recognized using the straight-line method. The following table summarizes the weighted average estimates the Company used in the Black-Scholes option-pricing model during the three months ended March 31, 2009 and 2008, to determine the fair value of employee stock options granted during each period:

	Three Months Ended March 31,
	2009	2008
Risk free interest rates	1.8%	2.7%
Expected life in years	6.1 years	6.1 years
Expected dividend yield	0.0%	0.0%
Expected volatility	71.8%	70.0%

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2009 and 2008 was $1,480,611 and $1,350,393, respectively. Since May 26, 2004 (inception) through March 31, 2009, the Company has incurred $13,894,284 of stock-based compensation expense. The table below summarizes the stock-based compensation expense included in the Company’s statements of operations for the periods presented:

	Three Months Ended March 31,		Period from May 26, 2004 (Inception) through March 31,
	2009	2008	2009
Research and development	$458,080	$397,204	$4,229,487
Marketing	15,741	13,928	110,839
General and administrative	1,006,790	939,261	9,553,958

Stock-based compensation expense included in operating expenses	1,480,611	1,350,393	13,894,284

Total stock-based compensation expense included in loss from operations	$1,480,611	$1,350,393	$13,894,284

Fair Value Reporting

The Company’s financial instruments consist of cash and cash equivalents, available-for-sale securities, accounts payable, accrued liabilities and long-term debt. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash and cash equivalents, accounts payable and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The fair value of available-for-sale securities is based upon market prices quoted on the last day of the fiscal period.

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

Currently, all of the Company’s financial instruments are valued using level 1 inputs. The following table presents further detail of the financial instruments carried at fair value on the Company’s balance sheet as of March 31, 2009:

Description	Quoted market prices in active markets (Level 1)	Internal models with significant observable market parameters (Level 2)	Internal models with significant unobservable market parameters (Level 3)	Total carrying value in the balance sheet
Cash and cash equivalents:
Money market funds	$117,343,746	$-	$-	$117,343,746
Other assets:
Available-for-sale equity securities	19,771	-	-	19,771

Total assets at fair value	$117,363,517	$-	$-	$117,363,517

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

3.	Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The warrants issued by the Company in its February 2009 private placement were determined to be indexed to its own stock under EITF No. 07-5 and therefore, and in accordance with other relevant guidance, were accounted for as permanent equity. See Note 10 for further discussion.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP addresses concerns about the application of SFAS No. 141(R), Business Combinations, arising from contingencies in a business combination. The FSP amends guidance in SFAS No. 141(R) and establishes a model similar to the one used under SFAS No. 141, Business Combinations, to account for preacquisition contingencies. Under the FSP, the acquirer is required to recognize at fair value assets acquired or liabilities assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation 14, Reasonable Estimation of the Amount of a Loss, to determine whether the contingency should be recognized as of the acquisition date or subsequent to the acquisition date. The adoption of this pronouncement did not have an impact on the Company’s financial statements.

Also in April 2009, the FASB issued three staff positions intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations.

FSP FAS 157-4 relates to the determination of fair value when there is no active market or where the price inputs being used represent distressed sales and reaffirms SFAS No. 157 regarding the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year, however, this FSP requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP FAS 115-2 and FAS 124-2 relates to other-than-temporary impairments and is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and aging of securities with unrealized losses.

All of these FSPs are effective for interim and annual periods ending after June 15, 2009. Entities may early adopt the FSPs for the interim and annual periods ending after March 15, 2009. The Company is currently evaluating the effect of these pronouncements and does not believe they will have a material impact its financial statements.

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

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

The actual net loss per share amounts for the three months ended March 31, 2009 and 2008 were computed based on the weighted average shares of common stock outstanding during the respective periods. The net loss per share for the three months ended March 31, 2009 includes the effect of the (i) 12,039,794 common shares issued pursuant to a private placement in the first quarter of 2009 and (ii) 9,240,307 common shares issued pursuant to an effective shelf registration in the first quarter of 2008. The net loss per share for the three months ended March 31, 2008 includes the effect of the 9,240,307 common shares issued pursuant to an effective shelf registration in the first quarter of 2008. As a result of the issuance of these common shares, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented.

The following is a reconciliation of the basic and diluted shares for the periods presented:

	Three Months Ended March 31,
	2009	2008
Shares for basic and dilutive net loss per share:

Weighted average common shares outstanding	43,982,556	33,275,970
Weighted average unvested common shares subject to repurchase	(150,667)	(354,877)

Denominator for basic and diluted earnings per share	43,831,889	32,921,093

At March 31, 2009 and 2008, options and other exercisable convertible securities totaling 10,609,194 and 3,011,331 shares, respectively, were excluded from the calculation as their effect would have been antidilutive.

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

	Three Months Ended March 31,		Period from May 26, 2004 (Inception) through March 31,
	2009	2008	2009
Net loss	$(10,437,363)	$(13,716,915)	$(181,965,557)

Other comprehensive loss:
Net unrealized loss on available-for-sale investments	-	(51,401)	-

Comprehensive loss	$(10,437,363)	$(13,768,316)	$(181,965,557)

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.	Property and Equipment

Property and equipment for operations were as follows:

	March 31, 2009	December 31, 2008
Property and equipment:
Leasehold improvements	$1,592,404	$1,592,404
Computer equipment and software	634,758	607,319
Furniture and fixtures	427,811	427,811
Construction-in-process	3,016,128	3,008,972

	5,671,101	5,636,506
Less accumulated depreciation	(1,294,511)	(1,159,486)

Total	$4,376,590	$4,477,020

For the three months ended March 31, 2009 and 2008, the Company incurred depreciation expense of $135,025 and $127,860, respectively. Since May 26, 2004 (inception) through March 31, 2009, the Company has incurred depreciation expense of $1,447,380.

7.	Omigard Restructuring Charges

In March 2009, the Company announced its decision to discontinue the development of its Omigard product candidate. This decision was due to the failure of the Company’s Phase III clinical trial of Omigard to meet its primary endpoint and the Company’s belief that the results of this clinical trial would not support an NDA submission. In connection with the discontinuation of the development of Omigard, the Company committed to a corporate restructuring in order to reduce and eventually eliminate costs associated with the Omigard program, including the termination of 11 employees. The Company recorded impairment charges in the fourth quarter of 2008 of $2,353,162 with respect to certain Omigard manufacturing equipment, and recorded restructuring charges of $650,786 in the first quarter of 2009 for severance-related costs and the termination of contractual obligations, which are included in the Company’s “Other” operating expenses on the condensed statement of operations. As of March 31, 2009, a liability of $637,709, included in “Accrued liabilities” on the condensed balance sheet, remains for the unpaid portion of these costs. There was no liability at December 31, 2008.

The following table details the restructuring charges for periods presented:

	Three Months Ended March 31,		Period from May 26, 2004 (Inception) through March 31,
	2009	2008	2009
Beginning restructuring liability	$-	$-	$-
Severance and termination charges incurred	650,786	-	650,786
Severance disbursements	(13,077)	-	(13,077)

Ending restructuring liability	$637,709	$-	$637,709

Further, on May 8, 2009, the Company notified Migenix, Inc. (“Migenix”) of the termination of the license agreement for Omigard, and informed Solvay, S.A. (“Solvay”) of its intention to terminate the long-term supply agreement and a related license agreement for the active ingredient in Omigard. No charges are anticipated from the termination of these agreements. See Note 9 for further discussion.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

8.	Loan and Security Agreement

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

In August 2006, the Company began making the first of six monthly interest-only payments on the $7,000,000 balance of the Agreement and in February 2007, began making the first of 30 equal monthly principal and interest payments. In January 2008, the Company began making the first of six monthly interest-only payments on the $15,000,000 balance of the Second Amendment and in July 2008, began making the first of 30 equal monthly principal and interest payments. As of March 31, 2009 and December 31, 2008, the aggregate principal balance of the loans, net of the loan discount, included on the Company’s balance sheets was $11,699,333 and $13,792,286, respectively.

Warrants

In connection with the Second Amendment to the Agreement with Silicon Valley Bank, Oxford Finance Corporation and GE Business Financial Services Inc., the Company issued six fully exercisable warrants to the lenders to purchase an aggregate of 50,331 shares of the Company’s common stock at an exercise price of $12.67 per share, expiring November 30, 2014. The Company determined the fair value of these warrants to be $473,876, using the Black-Scholes valuation model. The value of the warrants was recorded as a discount to the note payable, and will be amortized to interest expense over the expected term of the loan agreement. The warrants were valued using the following assumptions: risk-free interest rate of 3.64%; dividend yield of 0.0%; expected volatility of 70.0%; and a contractual term of seven years. As of March 31, 2009, all warrants related to the Second Amendment were outstanding.

9.	Commitments and Contingencies

Leases

In May 2006, the Company entered into a six-year operating lease for 23,494 square feet of office space. The Company received certain tenant improvement allowances and rent abatement and has an option to extend the lease for five years following the expiration of the initial term. Monthly rental payments are adjusted on an annual basis and the lease expires in September 2012. As security for the lease, a letter of credit in the initial amount of $1,581,130 was required by the landlord. The letter of credit is collateralized by a certificate of deposit in the same amount that is classified as restricted cash in the Company’s balance sheet. The required amount subject to the letter of credit and corresponding certificate of deposit may be reduced by 22% on each of the first four anniversaries of the commencement of the lease. During the fourth quarter of 2007 and the first quarter of 2009, the letter of credit was reduced by $347,848 in accordance with the agreement and the related restricted cash was adjusted by a like amount. In January 2007, the Company entered into a sublease agreement for a portion of its unused office space, to be in effect through the third quarter of 2009.

Rent expense, net of sublease rent income, for the three months ended March 31, 2009 and 2008 was $142,387 and $138,244, respectively. Since May 26, 2004 (inception) through March 31, 2009, the Company has incurred total net rent expense of $2,263,627.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supply Agreements

Baxter Healthcare Corporation

In July 2007, the Company entered into a development and supply agreement (the “Supply Agreement”) with Baxter Healthcare Corporation (“Baxter”) for the completion of pre-commercialization manufacturing development activities and the manufacture of commercial supplies of the finished drug product for Acetavance. The Supply Agreement has an initial term of five years and will automatically renew for consecutive one-year terms thereafter unless either party provides at least two-years’ prior written notice of termination to the other party. Pursuant to the terms of the Supply Agreement, Baxter is entitled to receive development fees from the Company upon the completion of specified development activities, which the Company expenses as these costs are being incurred. In addition, Baxter will receive a set manufacturing fee based on the amount of the finished Acetavance drug product produced, which prices may be adjusted by Baxter, subject to specified limitations. The Company is also obligated to purchase a minimum number of units each year following regulatory approval, or pay Baxter an amount equal to the per-unit purchase price multiplied by the amount of the shortfall. Further, the Company is obligated to reimburse Baxter for all reasonable costs directly related to work performed by Baxter in support of any change in the active pharmaceutical ingredient (“API”) source or API manufacturing process.

The Supply Agreement also requires the Company to fund specified improvements at Baxter’s manufacturing facility and purchase certain equipment for use by Baxter in manufacturing Acetavance. As of March 31, 2009, the Company has reimbursed Baxter for a portion of the facility improvements and has expensed the costs as they have been incurred. The equipment purchased for the manufacturing of Acetavance to which the Company retains title is being capitalized as it has alternative future uses and will be amortized over the life of the equipment. At the time of termination, the Supply Agreement requires the Company to reimburse Baxter for all reasonable costs for the de-installation of the Company’s equipment and the restoration of Baxter’s manufacturing facility to its pre-installation condition. The Company is not able to reasonably estimate the cost and the timing of these expenses at this time and therefore cannot reasonably estimate the fair value of the retirement obligation.

In anticipation of the execution of the Supply Agreement, the Company entered into an irrevocable standby letter of credit in favor of Baxter in January 2007. The letter of credit was for an initial amount of $3,268,000 and was based on anticipated costs to be incurred by Baxter for the improvements at Baxter’s manufacturing facility and the purchase of equipment to be used by Baxter in the manufacturing of the finished drug product. Under the terms of the Supply Agreement, the amount of the letter of credit may be reduced on a quarterly basis following the execution of the Supply Agreement for the costs the Company has reimbursed Baxter to fund the specified facility improvements or equipment purchases. As of March 31, 2009, at the request of the Company and based upon the costs reimbursed to Baxter by the Company, the letter of credit had been reduced by $1,768,000 to $1,500,000. The letter of credit in favor of Baxter is collateralized by a certificate of deposit which may be drawn down in part or in whole by Baxter in the event the Company fails to perform its obligations to fund the specified facility improvements or equipment purchases. As of March 31, 2009, the certificate of deposit had been reduced to $1,500,000 in accordance with the reduction in the letter of credit.

Solvay SA

As a result of the discontinuation of the Company’s development program for Omigard and the termination of its license agreement with Migenix for this product candidate, on May 8, 2009, the Company notified Solvay of its intention to terminate the long-term supply agreement for the active ingredient in Omigard and a related license agreement between the Company and Solvay. The termination of the long-term supply agreement and related license agreement is to be effective 60 days following the termination of the license agreement between the Company and Migenix. No charges are anticipated from the termination of these agreements.

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

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

In July 2004, the Company in-licensed from Migenix the technology and the exclusive development and commercialization rights to its omiganan pentahydrochloride product candidate for the prevention and treatment of device-related, wound-related and burn-related infections in North America and Europe. As a result of the discontinuation of the Omigard development program, on May 8, 2009, the Company terminated the collaboration and license agreement between the Company and Migenix for this product candidate. No charges are anticipated from the termination of this agreement. The Company intends to publish the final results of its Phase III clinical trial of Omigard in an appropriate scientific forum and to complete its other regulatory obligations related to the closure of this study.

10.	Stockholder’s Equity

Private Placement

In February 2009, the Company issued 12,039,794 shares of its common stock at a purchase price of $7.13 per share pursuant to a private placement. In addition to the shares of the Company’s common stock, warrants to purchase up to 6,019,897 additional shares of the Company’s common stock were also issued as part of the transaction at a price of $0.125 per warrant. Each warrant is immediately exercisable and has a five-year term. The warrants may be exercised through either cash or net exercise for one share of common stock at a price of $7.84 and have been accounted for as permanent equity in accordance with EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and EITF No. 07-5. As of March 31, 2009, all warrants related to the private placement were outstanding.

The private placement raised proceeds, net of offering costs, of $86,242,720. The purchasers in the offering consisted of new investors and existing stockholders of the Company, including six funds affiliated with three directors of the Company. In March 2009, we filed a registration statement covering the resale of the shares of common stock acquired by the investors in this offering, which was declared effective by the SEC in May 2009. The Company is required to maintain the effectiveness of the registration statement and may be subject to liquidated damages of one percent per month of the aggregate purchase price of the common shares then held by the investor that are registrable securities, subject to an aggregate cap of eight percent per calendar year. In accordance with FSP EITF 00-19-2, Accounting for Registration Payment Arrangements, the Company has not recorded a liability for the potential damages associated with these liquidated damages provisions, as it does not currently believe that the transfer of consideration is probable under the agreement.

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

11.	Income Taxes

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 2004 and forward are subject to examination by the Federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest and/or penalties related to income tax matters in the Company’s condensed balance sheets at March 31, 2009 or December 31, 2008, and has recognized no interest and/or penalties in the Company’s condensed statement of operations for the three months ended March 31, 2009 and 2008, respectively.

The Company adopted the provisions of FASB Interpretation (“FIN”) 48, Accounting for Income Tax Uncertainties, on January 1, 2007. On the date of adoption of FIN No. 48, there were no unrecognized tax benefits and thus the Company did not recognize an increase in the liability for unrecognized tax benefits. Further, there are no unrecognized tax benefits included in the Company’s condensed balance sheets at March 31, 2009 or December 31, 2008, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2008 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

The U.S. Patent and Trademark Office has issued a Notice of Allowance in connection with our intent-to-use trademark application for the mark Cadence™, and we have applied for U.S. trademark registration for Acetavance™. This report also contains trademarks of others, including Perfalgan®.

Background

We are a biopharmaceutical company focused on in-licensing, developing and commercializing product candidates principally for use in the hospital setting. We were incorporated in May 2004 and during that year we focused on hiring our management team and initial operating employees. Since that time, we have in-licensed rights to two late-stage product candidates, Acetavance, a proprietary intravenous formulation of acetaminophen, and Omigard, or omiganan pentahydrochloride 1% aqueous gel. Substantial operations did not commence until September 2004. During 2005, we completed the special protocol assessment, or SPA, for Omigard, and initiated Phase III clinical trials for this product candidate. In March 2006, we in-licensed rights to Acetavance from BMS which currently markets the product in Europe and several other markets under the brand name Perfalgan. In October 2006, we initiated our Phase III clinical development program for this product candidate for the treatment of acute pain and fever in adults and children. We believe that Acetavance may fulfill significant unmet needs in the hospital setting. We also believe that the hospital pharmaceuticals market is both concentrated and underserved which may enable us to build our own hospital-focused sales force as Acetavance approaches potential FDA approval. We intend to build a leading franchise in the hospital setting, continuing to focus on products that are in late stages of development, currently commercialized outside the U.S., or approved in the U.S. but with significant commercial potential for proprietary new uses or formulations.

We have completed our clinical development program for Acetavance, and currently plan to submit an NDA to the FDA in the second quarter of 2009, requesting marketing approval of Acetavance for the treatment of acute pain and fever in adults and children.

We completed enrollment in our Phase III clinical trial of Omigard in April 2008. In March 2009, we announced that this clinical trial did not meet its primary endpoint and that we were discontinuing our development efforts for Omigard because we believe that the results of the study would not support applications for marketing approval of this product candidate in the U.S. or Europe. At the same time, we implemented cost reduction measures and restructured our operations to make additional resources available for our Acetavance development program and other operating activities.

We are a development stage company and we have incurred significant net losses since our inception. As of March 31, 2009, we had an accumulated deficit of $182.0 million. These losses have resulted principally from costs incurred in connection with research and development activities, including license fees, costs of clinical trial activities associated with our product candidates and general and administrative expenses. The discontinuation of our development program for Omigard in March 2009 resulted in impairment charges in the fourth quarter of 2008 of approximately $2.4 million on our manufacturing equipment for this product candidate and restructuring charges of $0.7 million in the first quarter of 2009. We expect to continue to incur operating losses for the next several years as we pursue the clinical development and market launch of Acetavance and acquire or in-license additional products, technologies or businesses that are complementary to our own.

In October 2006, we completed an initial public offering in which we sold 6.0 million shares of our common stock at $9.00 per share and received aggregate net proceeds of $48.4 million (after underwriting discounts and offering costs). In November 2006, following exercise of the underwriters’ over-allotment option, we sold 0.9 million shares of our common stock at $9.00 per share and received aggregate net proceeds of $7.5 million (after underwriting discounts). In February 2008, we completed a registered direct offering pursuant to an effective shelf registration statement under which we issued and sold 9.2 million shares of common stock at $5.34 per share and received aggregate net proceeds of approximately $49.1 million (after offering costs). In February 2009, we raised additional funds by completing a private placement of approximately 12.0 million shares of common stock at a price of $7.13 per share, and warrants to purchase up to approximately 6.0 million additional shares of common stock at a price of $0.125 per warrant, for aggregate net proceeds of $86.2 million (after offering costs). Each warrant has a five-year term and is exercisable in cash or by net exercise for one share of common stock at a price of $7.84. In March 2009, we filed a registration statement covering the resale of the shares of common stock acquired by the investors in this offering, which was declared effective by the SEC in May 2009.

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

The following table summarizes our research and development expenses included in our statements of operations by project for the periods indicated. Costs that are not attributable to a specific product candidate, including salaries and related personnel costs, are included in the “other supporting costs” category (in thousands):

	Three Months Ended March 31,		Period from May 26, 2004 (Inception) through March 31,
	2009	2008	2009
Acetavance(1)	$1,839	$2,824	$59,232
Omigard(2)(3)	1,470	5,470	57,266
Other supporting costs	2,830	2,184	27,277

	$6,139	$10,478	$143,775

(1)

We paid an up-front license fee of $25.0 million in 2006 for Acetavance, which is included in the costs for the period from May 26, 2004 (inception) through March 31, 2009. We may be required to make future milestone payments totaling up to $40.0 million upon the achievement of various milestones related to regulatory and commercial events in addition to royalties on the sales of the licensed products.

(2)

We paid an up-front license fee of $2.0 million in 2004 for Omigard, of which $1.5 million is included in the costs for the period from May 26, 2004 (inception) through March 31, 2009. As a result of the termination of our collaboration and license agreement with Migenix, Inc., or Migenix, on May 8, 2009, we will not be obligated to make any future milestone or royalty payments with respect to this product candidate.

(3)

For the first quarter of 2009, we recorded restructuring charges of $0.7 million related to the discontinuation of our Omigard development program, and for the fourth quarter of 2008, we recorded an impairment charge of $2.4 million on our Omigard manufacturing equipment due to the discontinuation of the program. These charges are presented separately on our statement of operations in Other Operating Expenses for the applicable periods and are not included in the research and development expenses presented in the table.

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

We expect our development expenses to decrease over the next few years due to the significant completion of our existing clinical development program for Acetavance and the discontinuation of our development program for Omigard. We currently plan to submit an NDA for Acetavance to the FDA in the second quarter of 2009, requesting marketing approval of this product candidate for the treatment of acute pain and fever in adults and children. We expect we will continue to incur development costs for Acetavance as we initiate additional clinical studies in children in an effort to obtain a six-month pediatric extension of market exclusivity for this product candidate.

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

Income Taxes

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, or FIN No. 48. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN No. 48 on January 1, 2007. On the date of adoption of FIN No. 48, there were no unrecognized tax benefits and thus we did not recognize an increase in the liability for unrecognized tax benefits. Further, there are no unrecognized tax benefits included in our balance sheet at March 31, 2009 and December 31, 2008, respectively.

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment. Under SFAS No. 123(R), we calculate the fair value of our stock-based compensation awards to our employees and directors using the Black-Scholes pricing model. This model requires a number of estimates to be used in determining the fair value, including the expected lives of awards, interest rates, stock volatility and other assumptions. A change in any of the estimates used in the model, or the selection of a different option pricing model, could have a material impact on our operations.

The table below summarizes the stock-based compensation expense included in our statements of operations for the periods indicated (in thousands):

	Three Months Ended March 31,		Period from May 26, 2004 (Inception) through March 31,
	2009	2008	2009
Research and development	$458	$397	$4,229
Marketing	16	14	111
General and administrative	1,007	939	9,554

Stock-based compensation expense included in operating expenses	1,481	1,350	13,894

Total stock-based compensation expense included in loss from operations	$1,481	$1,350	$13,894

As of March 31, 2009, the total future compensation expense related to the current unvested stock options is expected to be approximately $13.4 million.

Results of Operations

Three-Month Periods Ended March 31, 2009 and 2008

Operating expenses

Research and Development Expenses. Research and development expenses decreased $4.4 million to $6.1 million for the three months ended March 31, 2009, from $10.5 million for the comparable period during 2008. This reduction is primarily due to decreased clinical trial activity in 2009 as compared to 2008. More specifically, the change can be attributed to the following:

•

a decrease of $4.0 million in spending under our Omigard program, primarily due to a reduction in clinical trial activity as enrollment was completed for our CLIRS trial in April 2008 and there were no other on-going clinical trials for this product candidate during the three months ended March 31, 2009;

•

a decrease of $1.0 million in spending under our Acetavance program, primarily due to the timing of our clinical trial activity and expenses related to the preparation for the potential commercial manufacturing of this product candidate which occurred primarily in 2008, partially offset by additional regulatory expenses incurred during the three months ended March 31, 2009 as we prepare for our NDA submission in the second quarter of 2009; and

•

an increase of $0.6 million in other supporting costs, primarily related to additional salary and related personnel costs from the increase in our research and development staff employed during the three months ended March 31, 2009 as compared to the same period in 2008.

We expect that our development expenses in 2009 will continue to be considerably lower than we have historically reported, as we have significantly completed our existing clinical development programs. However, expenses related to the commercial launch of Acetavance are expected to continue to increase in 2009 and partially offset the decline in clinical development expenses.

Marketing Expenses. Marketing expenses for the three months ended March 31, 2009 were $0.5 million, a slight decrease from $0.6 million for the three months ended March 31, 2008. This decrease was primarily due to a reduction in spending in Omigard market research activities as we awaited data from the CLIRS trial. This decrease was partially offset by an increase in spending under our Acetavance marketing research activities as we prepare for the potential commercialization of Acetavance. We anticipate our marketing expenses will increase substantially in the future as we continue to prepare for the potential commercial launch of Acetavance.

General and Administrative Expenses. General and administrative expenses increased $0.1 million for the three months ended March 31, 2009 to $2.8 million, from $2.7 million for the comparable period during 2008. This increase was primarily due to increases in salaries and related personnel costs during the three months ended March 31, 2009 as compared to the same period in 2008.

Other Operating Expenses. During the three months ended March 31, 2009, we recorded restructuring charges of $0.7 million related to the discontinuation of our Omigard development plan. These charges include severance costs associated with a reduction in force of 11 employees and other costs associated with the termination of contractual obligations related to the Omigard program. During the three months ended March 31, 2008, we recorded a loss on the disposal of assets of less than $0.1 million.

Other income and expense net

Our net other expense for the three months ended March 31, 2009 decreased $0.3 million to a net expense of $0.3 million, from net income of less than $0.1 million for the three months ended March 31, 2008. This change was due to a lower average yield earned on our investments during the three months ended March 31, 2009 as compared to the same period in 2008, partially offset by a higher average cash balance during the three months ended March 31, 2009 as compared to the same period in 2008. Interest expense decreased $0.1 million for the three months ended March 31, 2009 to $0.4 million, from $0.5 million for the three months ended March 31, 2008. This decrease was due to the principal payments we have been making on the outstanding balance of our $7.0 million and $15.0 million loans under our loan and security agreement. The aggregate balance of the loans as of March 31, 2009 and December 31, 2008, net of the loan discount, included on our condensed balance sheets was $11.7 million and $13.8 million, respectively. See Note 8 to the Notes to Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Liquidity and Capital Resources

As a biopharmaceutical company focused on in-licensing, developing and commercializing proprietary pharmaceutical product candidates, we have entered into license agreements to acquire the rights to develop and commercialize our two product candidates, Acetavance and Omigard. Pursuant to these agreements, we obtained exclusive licenses to the patent rights and know-how for selected indications and territories. Under the Acetavance agreement, we paid to BMS a $25.0 million up-front fee and may be required to make future milestone payments totaling up to $40.0 million upon the achievement of various milestones related to regulatory and commercial events, and we are also obligated to pay royalties on any net sales of the licensed product. Under the Omigard agreement, we paid to Migenix an aggregate of $2.0 million in the form of an up-front fee, including the purchase of 617,284 shares of Migenix common stock. As a result of the termination of our license agreement with Migenix, we will not be required to make future milestone or royalty payments under this agreement.

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

As of March 31, 2009, we had $118.5 million in cash and cash equivalents, an increase of $70.9 million from the $47.6 million at December 31, 2008. This increase was primarily due to proceeds, net of offering costs, received from our private placement completed in February 2009 of approximately $86.2 million. In addition, during the three months ended March 31, 2009 restrictions were relieved on $0.3 million of cash that had previously been classified as restricted. Partially offsetting the increase during the three months ended March 31, 2009 was a reduction to our cash and cash equivalents from cash used in operations ($13.4 million) and principal payments on our debt obligations ($2.2 million).

The $13.4 million of cash used in operations for the three months ended March 31, 2009 represents a $1.3 million increase from the $12.1 million of cash used in operations during the same period in 2008. This increase in the use of cash during the 2009 period was primarily due to a decrease in our outstanding accounts payable and accrued liability balances during the current period, as compared to an increase in these balances during the three months ended March 31, 2008. This fluctuation in the accounts payable and accrued liabilities balances is mostly due to additional payments made on these balances during the current period, combined with the progress of our existing clinical development programs, which we have significantly completed. Partially offsetting this increase in the use of cash during the three months ended March 31, 2009, was a reduction in the net loss reported for the quarter, adjusted for non-cash expenses.

During the three months ended March 31, 2009, our net current and long-term debt balances decreased $2.1 million as compared to December 31, 2008. This decrease was due to $2.2 million of principal payments during the period, partially offset by the amortization of warrant costs issued in connection with the loan agreements and the accrual of the term loan final payment on our $15.0 million credit facility. As of March 31, 2009, we had four equal monthly payments remaining on our $7.0 million credit facility. Under our $15.0 million credit facility, we had 21 equal monthly payments remaining as well as the term loan final payment.

As of March 31, 2009, our net property and equipment balance decreased by $0.1 million to $4.4 million, from $4.5 million at December 31, 2008. This decrease was due to depreciation of $0.1 million on our assets in service during the three months ended March 31, 2009, partially offset by capital expenditures of less than $0.1 million.

Sources of Liquidity

Since inception, our operations have been financed primarily through the issuance of equity securities, in both public and private offerings. From our inception through March 31, 2009, we have received net proceeds of approximately $271.3 million from the sale of shares of our preferred and common stock. Through March 31, 2009, the sales of shares of our preferred and common stock were as follows:

•

from July 2004 to March 2009 (excluding our initial public offering, our February 2008 registered direct offering and our February 2009 private placement), we issued and sold a total of 2,316,073 shares of common stock to our founders, employees, directors and consultants for aggregate net proceeds of $0.8 million;

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

•

in February 2008, we completed a registered direct offering pursuant to an effective shelf registration in which we issued and sold a total of 9,240,307 shares of our common stock for aggregate net proceeds of $49.1 million; and

•

in February 2009, we raised aggregate net proceeds of approximately $86.2 million through a private placement transaction in which we issued 12,039,794 shares of common stock and warrants to purchase up to 6,019,897 additional shares of common stock.

Additionally, in February 2006, we entered into a $7.0 million loan and security agreement with Silicon Valley Bank and Oxford Finance Corporation to provide us with growth capital. We drew down $7.0 million in June 2006 at the fixed rate of 11.47%. In November 2007, we amended the $7.0 million loan and security agreement and entered into the Second Amendment to Loan and Security Agreement with the same parties and GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services, Inc.), to secure an additional $15.0 million credit facility. In December 2007, we drew down $15.0 million under the Second Amendment in two separate draws of $5.0 million and $10.0 million with fixed interest rates of 7.83% and 7.74%, respectively, net of a loan fee of less than $0.1 million. In February 2007, we began making the first of 30 equal principal and interest payments on the $7.0 million loan and in July 2008 we began making the first of 30 equal monthly principal and interest payments to fully amortize the balance on the $15.0 million credit facility. As of March 31, 2009, we had no further credit available under these agreements. In connection with each credit facility, we issued warrants to the lenders to purchase shares of our stock. See Note 8 to the Notes to Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Capital Resources

Our cash and cash equivalent balances are currently our principal sources of liquidity. We believe our cash and cash equivalent balance at March 31, 2009, will satisfy our requirements for projected working capital, capital expenditures and debt servicing, at a minimum, through the next eighteen months. We have based this estimate on assumptions that may prove to be wrong, and we could spend our available financial resources faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to the rate of progress and costs of our efforts to prepare for the submission of an NDA for Acetavance and any other product candidates that we may license or acquire, and the potential that we may need to conduct additional clinical trials and other studies to support applications for regulatory approval. Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources generated from the proceeds of offerings of our equity securities and our existing borrowings under our amended loan and security agreement. In addition, we may finance future cash needs through the sale of additional equity securities, strategic collaboration agreements and debt financing. However, we have drawn down all available amounts under our existing amended loan and security agreement, and we may not be successful in obtaining strategic collaboration agreements or in receiving milestone or royalty payments under those strategic collaboration agreements. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted.

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

We have invested a substantial portion of our available cash in money market funds placed with reputable financial institutions for which credit loss is not anticipated. The capital markets have recently been highly volatile and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities. This lack of liquidity has made it difficult for the fair value of these types of instruments to be determined. As of March 31, 2009 our holdings consisted of money market funds invested solely in U.S. government agency securities and U.S. treasuries where an actively traded market is observed and through which values are determined. These funds do not hold auction rate securities.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2009.

Recent Accounting Pronouncements

See Note 3 to the Notes to Condensed Financial Statements in Item 1 above for a discussion of recent accounting pronouncements.

Caution on Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, includes forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Forward-looking statements discuss matters that are not historical facts, and include, but are not limited to, discussions regarding our business, regulatory and commercialization strategies, growth strategy, competition, industry, regulatory environment, economic conditions, financial condition, liquidity and capital resources and results of operations. In this Quarterly Report, for example, we make forward-looking statements regarding the potential for Acetavance™ to receive regulatory approval; our expectations as to whether the results of clinical trials of Acetavance will be sufficient to support regulatory approval of Acetavance; our plans for commercializing Acetavance; the scope and validity of patent protection for

Acetavance, and our ability to commercialize this product candidate without infringing the patent rights of others; our expectations regarding competition, pricing and market acceptance of Acetavance; and projections regarding our anticipated financial position and operating requirements. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words, “believe,” “may,” “might,” “can,” “could,” “will,” “would,”, “should,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” or similar expressions.

While we believe that the expectations reflected in this Quarterly Report are reasonable, the inclusion of any forward-looking statements should not be regarded as a representation that any of our plans will be achieved. Our actual results will differ from those anticipated in our forward looking statements as a result of various factors, including those set forth below under the caption “Part II, Item 1A — Risk Factors,” and the differences may be material. These risk factors include, but are not limited to: our dependence on the success of our only product candidate, Acetavance, and on our ability to obtain regulatory approval for, and successfully commercialize, this product candidate on a timely basis; the adequacy of the clinical trial and other data we plan to submit in our applications for regulatory approval to support the safety and efficacy of Acetavance; our reliance on third parties to assist us with our regulatory submissions and other important aspects of our product development programs, and the risk that the performance of those third parties may be substandard or delayed; the potential that changes made in transferring the manufacturing processes for Acetavance may result in a lack of comparability between our commercial product and the material used in our clinical trials, which could delay regulatory approval of this product candidate and substantially increase our costs; our reliance on our contract manufacturer to timely complete pre-commercialization manufacturing development activities, comply with stringent regulatory requirements and, if Acetavance is approved and commercialized, to produce Acetavance in the volumes that we require; the potential that Acetavance may be found to have undesirable side effects that could delay or prevent its regulatory approval or commercialization; the impact of recent publicity concerning the safety of certain drug products, which has resulted in heightened scrutiny by the FDA in the process of approving new drugs and which could delay or limit any regulatory approvals we may obtain; the impact of the intense competition we expect for Acetavance on its commercial potential, and whether any new products may emerge that provide different or better therapeutic alternatives for our targeted indications; the limitations of the patent rights covering Acetavance, and the possibility that our market opportunity for this product candidate may be limited by the lack of patent protection for the active ingredient; and our requirements for substantial additional funding and potential inability to raise capital when needed, which would force us to delay, reduce or eliminate our development programs and commercialization efforts. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Private Securities Litigation Reform Act of 1995. You should not rely unduly on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Cash and Cash Equivalents

Our cash and cash equivalents as of March 31, 2009 consisted of cash and money market funds invested solely in U.S. government agency securities and U.S. treasuries. The funds in which we invest have not incurred losses on their investments, nor have they imposed limits or restrictions on redemptions. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the investment securities available-for-sale that we may invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment securities available-for-sale to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate 10% change in interest rates.

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

Debt

The loans under our amended loan and security agreement have fixed interest rates. Consequently, we do not have significant interest rate cash flow exposure on our debt. The aggregate principal balance of the loans, net of the loan discount, under the agreement at March 31, 2009 was $11.7 million, and is collateralized by substantially all of our assets (excluding intellectual property). Under the terms of the agreement, we are precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and are subject to various non-financial covenants and prepayment penalties.

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

•

We rely on third parties to assist us with our regulatory submissions and other important aspects of our product development programs, and our ability to obtain regulatory approval and commercialize Acetavance may be delayed if their performance is substandard or delayed, which would increase our costs, and result in the loss of potential revenues;

•

Changes made in transferring the manufacturing processes for Acetavance may result in a lack of comparability between our commercial product and the material used in our clinical trials, which could delay regulatory approval of this product candidate, substantially increase our costs and result in the loss of potential revenues;

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

•

Recent publicity concerning the safety of certain drug products has resulted in heightened scrutiny by the FDA in the process of approving new drugs, which could delay or limit any regulatory approvals we may obtain for Acetavance;

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

We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2008.

Risks Related to Our Business and Industry

We are largely dependent on the success of our only product candidate, Acetavance, and we cannot be certain that this product candidate will receive regulatory approval or be successfully commercialized.*

We currently have no drug products for sale and cannot guarantee that we will ever have marketable drug products. We currently have only one product candidate under development, and our business success depends on its successful development and commercialization. Any significant delay or failure to obtain the required regulatory approval for Acetavance would have a material adverse effect on our business and financial condition.

For example, since obtaining the North American and European rights to Omigard, we devoted substantial effort and financial resources towards the completion of our development program for this product candidate, including approximately $57.3 million in research and development expenses for the period of May 2004 through March 31, 2009, plus additional marketing costs, salaries and related personnel costs. In March 2009, we announced that we were discontinuing any further development of Omigard because our Phase III clinical trial did not meet its primary endpoint, and we believe that the results of this clinical trial would not support applications for regulatory approval of this product candidate in the U.S. or Europe. As a result, we implemented cost reduction measures in the first quarter of 2009 and restructured our operations, including a workforce reduction and the termination of contractual obligations resulting in a charge of approximately $0.7 million. Additionally, we incurred impairment charges in the fourth quarter of 2008 of approximately $2.4 million on our manufacturing equipment for Omigard.

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

If our NDA is accepted for filing, the FDA will begin an in-depth review of the submission to determine whether to approve Acetavance for commercial marketing for the indications we have proposed. If the FDA is not satisfied with the information we provide, the agency may refuse to approve our NDA or may require us to perform additional nonclinical or clinical studies or provide other information in order to secure approval. The FDA may delay, limit or refuse to approve our NDA for many reasons, including:

•	the information we submit may be insufficient to demonstrate that Acetavance is safe and effective;

•	the FDA’s interpretation of nonclinical, clinical, manufacturing or pharmacovigilance data from use of this product candidate outside of the U.S. may differ from our own interpretation of such data;

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

The data collected from clinical trials conducted by BMS that we plan to include in our NDA submission for Acetavance will be taken from databases that have been checked against original clinical study records that have been made available to us, but may not have been fully reconciled against medical records kept at the clinical sites. Any new or additional analyses of the data or interpretation of the results from the earlier clinical trials of this product candidate may differ from the previously reported results or interpretations of those results, which may negatively impact the suitability of such data to support our applications for marketing authorization of Acetavance. As a result, we do not know whether the data will be adequate to support regulatory approval of Acetavance or any other product candidates that we may in-license or acquire. The rejection of data from any of the clinical trials required by regulatory authorities to support our NDA for Acetavance candidates could negatively impact our ability to obtain marketing authorization for this product candidate and have a material adverse effect on our business and financial condition.

All of the clinical trials that we intend to submit in our NDA for Acetavance to support the safety and efficacy of this product candidate in adults and children have been completed. We currently plan to submit our NDA for this product candidate in the second quarter of 2009. We expect our NDA will include data from clinical trials of this product candidate performed by BMS in support of European regulatory approvals. Although the FDA has advised us that one of these studies, a clinical trial in patients undergoing total hip and knee replacement, may be submitted to demonstrate efficacy of Acetavance in the treatment of post-operative pain, the FDA may reject the results of this study if it determines that the study was not conducted in accordance with requisite regulatory standards and procedures. If the FDA does not agree with our interpretation of the results of clinical trials of Acetavance that we have conducted, or with our interpretation of the results of studies performed by BMS that we include in our NDA submission, our ability to obtain regulatory approval for this product candidate may be delayed, limited or otherwise adversely impacted. Our failure to obtain U.S. regulatory approval for Acetavance in a timely manner, or at all, will adversely affect our business and our stock price.

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

If changes made in transferring the manufacturing processes for Acetavance result in a lack of comparability between our commercial product and the material used in our clinical trials, we may be required to perform additional process development activities, non-clinical studies or clinical trials, which would delay the approval of our NDA for this product candidate, increase our costs and adversely affect our business.

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

For example, although clinical trials were conducted using product manufactured by BMS, if Acetavance is approved, we plan to purchase this product from Baxter Healthcare Corporation, or Baxter, for commercial distribution. If the FDA determines that any of the changes we have made in transferring the manufacturing processes for Acetavance has resulted in a lack of comparability between the product used in our clinical trials and the product that will be manufactured for commercial distribution, we may be required to complete additional process development activities, non-clinical studies or clinical trials in order to obtain regulatory approvals for Acetavance, which would delay any approval of this product candidate, increase our costs, result in the loss of potential revenues and adversely affect our business.

If our contract manufacturer fails to complete pre-commercialization manufacturing development activities for Acetavance on a timely basis or fails to comply with stringent regulatory requirements, we will face delays in our ability to obtain regulatory approval for, and to commercialize, this product candidate, and our costs will increase.

Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in establishing initial production. These problems may include unanticipated failures of production equipment, limited availability of critical materials, equipment and facilities, inadequate yields, shortages of qualified personnel, and quality control difficulties. In order to receive regulatory approval to commercialize this product candidate, we will need to provide the FDA with comprehensive information regarding the validation of the manufacturing facilities, equipment and processes of our third party manufacturers. Additionally, our contract manufacturer must produce specific batches of Acetavance that demonstrate acceptable stability under various conditions and for commercially viable lengths of time. The production of these batches requires complex, highly specialized equipment and materials, and involves the development of new processes and methods that may take a substantial amount of time to implement. Any delays in the availability of stability data, whether due to scheduling issues, equipment or process failures, materials shortages, or other reasons, may cause delays in the submission of applications for regulatory approval of Acetavance, and consequent delays in receiving FDA approval.

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

If concerns are raised regarding the safety of a new drug as a result of undesirable side effects identified during clinical testing or as a result of the use of the drug in territories where it has been approved for sale, the FDA may decline to approve the drug at the end of the NDA review period and issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve the drug. The number of such requests for additional data or information issued by FDA in recent years has increased, and resulted in substantial delays in the approval of several new drugs. Undesirable side effects caused by this product candidate could result in the issuance of a request for additional data or information in response to our NDA applications, denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing this product candidate and generating revenues from their sale.

For example, the adverse events observed in the Acetavance clinical trials completed to date include transient liver enzyme elevations, nausea or vomiting, allergic reactions, and pain or local skin reactions at the injection site. When used in excess of the current guidelines for administration, acetaminophen has the potential to cause liver toxicity. While the rate of adverse events in our clinical trials was comparable between the group of patients who received Acetavance and those who were in the placebo or control groups and, as a result, we do not expect the administration of acetaminophen in intravenous form will result in an increased risk of toxicity to the liver compared with an equivalent dose of acetaminophen administered orally, we cannot be certain that increased liver toxicity or other drug-related side effects will not be observed in future clinical trials, or as a result of drug safety surveillance of the same formulation of intravenous acetaminophen sold by BMS in Europe and other territories, or that the FDA will not require additional trials or impose more severe labeling restrictions regarding liver toxicity or other concerns.

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

We intend to seek marketing authorization for Acetavance for the treatment of acute pain and fever in adults and children, which will compete with well-established products for this and similar indications. Competing products available for the treatment of pain include opioids such as morphine, fentanyl, meperidine and hydromorphone, each of which is available generically from several manufacturers, and several of which are available as proprietary products using novel delivery systems. Ketorolac, an injectable non-steroidal anti-inflammatory drug, or NSAID, is also available generically in the U.S. from several manufacturers. Competing products available for the treatment of fever in the hospital setting include acetaminophen administered orally and rectally, aspirin and NSAIDs, which may be administered orally or topically. During the time that it will take us to obtain regulatory approval for Acetavance, if at all, we anticipate that several additional products may be developed for the treatment of acute pain, including other injectable NSAIDs, novel opioids, new formulations of currently available opioids, long-acting local anesthetics and new chemical entities as well as alternative delivery forms of various opioids and NSAIDs.

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

The commercial success of Acetavance will depend upon its acceptance by the medical community and the degree to which Acetavance is included in hospital formularies. The degree of market acceptance of Acetavance or any other product candidate we may license or acquire will depend on a number of factors, including:

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

Our ability to effectively promote and sell Acetavance and any other product candidates we may license or acquire in the hospital marketplace will also depend on pricing and cost effectiveness, including our ability to produce a product at a competitive price and our ability to obtain sufficient third-party coverage or reimbursement. Since many hospitals are members of group purchasing organizations, which leverage the purchasing power of a group of entities to obtain discounts based on the collective buying power of the group, our ability to attract customers in the hospital marketplace may also depend on our ability to effectively promote our product candidates to group purchasing organizations. We will also need to demonstrate acceptable evidence of safety and efficacy, as well as relative convenience and ease of administration. Market acceptance could be further limited depending on the prevalence and severity of any expected or unexpected adverse side effects associated with our product candidates. If our product candidates are approved but do not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue from these products, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.

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

Any name we intend to use for our intravenous acetaminophen product candidate will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office. The FDA typically conducts a rigorous review of proposed product names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims. If the FDA objects to the product name, Acetavance, we may be required to adopt an alternative name for this product candidate. If we adopt an alternative name, we would lose the benefit of our existing trademark applications for Acetavance and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. If the FDA delays approval of the proposed product name we may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize this product candidate.

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

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of March 31, 2009, we had 52 full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our operations and development activities, prepare for the commercialization of Acetavance, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

We in-licensed the rights to Acetavance from a third party who conducted the initial development of this product candidate. Acetavance is our only product candidate. An important part of our business strategy is to continue to develop a pipeline of product candidates by acquiring or in-licensing products, businesses or technologies that we believe are a strategic fit with our focus on the hospital marketplace. Future in-licenses or acquisitions, however, may entail numerous operational and financial risks, including:

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

Risks Related to Our Finances and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.*

We are a development stage company with a limited operating history. We have focused primarily on in-licensing and developing Acetavance and our former product candidate, Omigard, with the goal of supporting regulatory approval for these product candidates. We have incurred losses in each year since our inception in May 2004, including net losses of $57.1 million, $51.7 million and $52.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of March 31, 2009, we had an accumulated deficit of $182.0 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our development expenses to decrease over the next few years due to the significant completion of our clinical development program for Acetavance, and the discontinuation of our development program for Omigard. However, our expenses to support regulatory approval and product manufacturing are expected to increase in connection with activities required to prepare and submit an NDA for Acetavance during the second quarter of 2009. Further, we expect to incur increased pre-commercialization expenses during the second half of 2009 as we prepare for the market launch of Acetavance. In addition, if we obtain regulatory approval for Acetavance, we expect to incur significant sales, marketing and outsourced manufacturing expenses, as well as continued development expenses. As a result, we expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

In February 2009, we completed a private placement of common stock and warrants to purchase common stock, raising aggregate net proceeds of approximately $86.2 million. We believe that with the proceeds of this financing, and our existing cash and cash equivalent balance as of March 31, 2009, we have sufficient funds to meet our projected operating requirements for, at a minimum, the next eighteen months. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

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

Our stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and may prevent our stockholders from reselling our common stock at a profit.*

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, the volatility in the overall capital markets has reached unprecedented levels during 2008, which affected most equity securities. This market volatility could reduce the market price of our common stock in spite of our operating performance. Further, high stock price volatility could result in higher stock-based compensation expense.

The trading prices for our common stock ranged from a high of $12.01 to a low of $4.39 during the 52 weeks ended March 31, 2009. The market price of our common stock is likely to continue to be highly volatile and may fluctuate substantially due to many factors, including:

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

Future sales of our common stock may cause our stock price to decline.*

Persons who were our stockholders prior to the sale of shares in our initial public offering continue to hold a substantial number of shares of our common stock that they may now be able to sell in the public market. Significant portions of these shares are held by a small number of stockholders. Sales by our current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Moreover, the holders of a substantial number of shares of common stock may have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders. For example, in March 2009, we filed a registration statement with respect to 18,059,691 shares of our common stock, including shares underlying warrants, issued or issuable in connection with a private placement completed in February 2009. In May 2009, the registration statement covering these shares was declared effective by the SEC, so all of these shares generally may be freely sold in the public market, subject to volume and other limitations applicable to our affiliates.

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

As of March 31, 2009, our executive officers and directors and their affiliates together controlled approximately 51.2% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets, and might affect the prevailing market price of our common stock.

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

In February 2009, we issued 12,039,794 shares of our common stock at a purchase price of $7.13 per share pursuant to a private placement transaction. In addition to the shares of common stock, warrants to purchase up to 6,019,897 additional shares of our common stock were also issued as part of the transaction at a price of $0.125 per warrant. Each warrant has a five-year term and is exercisable in cash or by net exercise for one share of common stock at a price of $7.84. The securities sold in the private placement were not registered under the Securities Act of 1933, as amended, or any state securities laws, and were sold pursuant to Regulation D of the Securities Act. The purchasers in the offering consisted of new investors and existing stockholders of the Company, including six funds affiliated with three directors of the Company.

On March 20, 2009, we filed a registration statement on Form S-3 to register the 12,039,794 shares of common stock issued in the private placement and 6,019,897 shares of common stock issuable upon exercise of the warrants. On May 7, 2009 the registration statement filed on March 20, 2009 was declared effective by the SEC.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

On May 8, 2009, due to the discontinuation of the Company’s Omigard development program announced in March 2009, the Company terminated its collaboration and license agreement between the Company and Migenix for this product candidate. Additionally, the Company notified Solvay of its intention to terminate the long-term supply agreement for the supply by Solvay to Cadence of the active ingredient in Omigard and a related license agreement between the Company and Solvay. The termination of each of the long-term supply agreement and related license agreement with Solvay is to be effective 60 days following the termination of the collaboration and license agreement between Cadence and Migenix, or July 7, 2009. No charges are anticipated from the termination of these agreements.

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

CADENCE PHARMACEUTICALS, INC.

Dated: May 8, 2009	By:	/s/ WILLIAM R. LARUE
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

31.1±	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2±	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32±	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

#	Indicates management contract or compensatory plan.

±	Included in this Report.