Form 10-Q
period 2009-06-30
CADENCE PHARMACEUTICALS INC
filed 2009-08-06
CIK 1333248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

As of July 31, 2009, there were 50,426,915 shares of the registrant’s Common Stock outstanding.

CADENCE PHARMACEUTICALS, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Balance Sheets at June 30, 2009 and December 31, 2008	1
	Condensed Statements of Operations for the three and six months ended June 30, 2009 and 2008 and for the period from May 26, 2004 (inception) through June 30, 2009	2
	Condensed Statements of Cash Flows for the six months ended June 30, 2009 and 2008 and for the period from May 26, 2004 (inception) through June 30, 2009	3
	Notes to Condensed Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Submission of Matters to a Vote of Security Holders	41
Item 5.	Other Information	41
Item 6.	Exhibits	42

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$105,353,616	$47,627,246
Restricted cash	1,847,848	2,195,696
Prepaid expenses	383,156	144,118
Other current assets	1,350,243	75,556

Total current assets	108,934,863	50,042,616

Property and equipment, net	5,447,615	4,477,020
Restricted cash	537,586	537,586
Other assets	33,554	90,792

Total assets	$114,953,618	$55,148,014

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,767,365	$4,877,854
Accrued liabilities	3,610,492	9,063,310
Current portion of long-term debt	6,377,275	7,694,173
Other current liabilities	22,048	22,048

Total current liabilities	13,777,180	21,657,385

Deferred rent	801,175	952,274
Long-term debt, less current portion and discount of $245,029 and $377,396, respectively	3,179,199	6,098,113

Total liabilities	17,757,554	28,707,772

Commitments and contingencies (Note 9)

Stockholders’ equity :
Common stock, $0.0001 par value; 100,000,000 shares authorized, 50,416,624 shares and 38,363,985 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	5,042	3,836
Additional paid-in capital	287,456,660	197,964,600
Accumulated other comprehensive income	-	-
Deficit accumulated during the development stage	(190,265,638)	(171,528,194)

Total stockholders’ equity	97,196,064	26,440,242

Total liabilities and stockholders’ equity	$114,953,618	$55,148,014

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from May 26, 2004 (Inception) through
	2009	2008	2009	2008	June 30, 2009
Operating expenses:
Research and development	$4,079,979	$11,743,221	$10,219,321	$22,221,268	$147,855,226
Marketing	1,186,139	927,275	1,722,254	1,510,977	8,663,644
General and administrative	2,974,605	2,902,894	5,786,352	5,569,932	33,754,346
Other	(237,701)	-	413,085	28,257	2,797,336

Total operating expenses	8,003,022	15,573,390	18,141,012	29,330,434	193,070,552

Loss from operations	(8,003,022)	(15,573,390)	(18,141,012)	(29,330,434)	(193,070,552)

Other (expense) income:
Interest income	39,843	474,434	123,866	1,024,814	7,268,558
Interest expense	(314,247)	(497,028)	(681,174)	(1,003,884)	(3,962,630)
Other expense	(22,655)	(852)	(39,124)	(4,247)	(501,014)

Total other (expense) income, net	(297,059)	(23,446)	(596,432)	16,683	2,804,914

Loss before income tax	(8,300,081)	(15,596,836)	(18,737,444)	(29,313,751)	(190,265,638)

Net loss	$(8,300,081)	$(15,596,836)	$(18,737,444)	$(29,313,751)	$(190,265,638)

Basic and diluted net loss per share(1)	$(0.17)	$(0.41)	$(0.40)	$(0.83)

Shares used to compute basic and diluted net loss per share(1)	50,299,362	38,057,485	47,083,492	35,489,290

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

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,		Period from May 26, 2004 (Inception) through June 30,
	2009	2008	2009
Operating activities
Net loss	$(18,737,444)	$(29,313,751)	$(190,265,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	271,319	258,856	1,583,674
Loss on disposal of assets	-	28,257	68,123
Impairment of long-lived assets	(180,699)	-	2,172,463
Impairment of available-for-sale securities	45,461	-	450,000
Stock-based compensation	3,223,091	2,841,520	15,636,764
Non-cash interest expense	14,859	17,499	62,125
Amortization of discount on note payable	132,367	132,367	587,418
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,516,807)	(310,147)	(1,829,076)
Accounts payable	(867,290)	3,425,419	3,854,492
Accrued liabilities and other liabilities	(5,603,917)	(1,345,855)	2,736,970

Net cash used in operating activities	(23,219,060)	(24,265,835)	(164,942,685)

Investing activities
Purchases of marketable securities	-	-	(7,450,000)
Maturities of marketable securities	-	-	7,000,000
Restricted cash	347,848	-	(2,385,434)
Purchases of property and equipment	(1,241,914)	(756,403)	(7,753,426)
Proceeds from the sale of property and equipment	-	195	195

Net cash used in investing activities	(894,066)	(756,208)	(10,588,665)

Financing activities
Proceeds from issuance of common stock, net	86,270,175	49,142,385	192,401,290
Disbursements from repurchase of common stock	-	-	(19,075)
Proceeds from sale of preferred stock, net	-	-	78,933,748
Borrowings under debt agreements	-	-	21,955,000
Payments under debt agreements	(4,430,679)	(1,382,238)	(12,385,997)

Net cash provided by financing activities	81,839,496	47,760,147	280,884,966

Net increase in cash and cash equivalents	57,726,370	22,738,104	105,353,616
Cash and cash equivalents at beginning of period	47,627,246	55,392,921	-

Cash and cash equivalents at end of period	$105,353,616	$78,131,025	$105,353,616

Supplemental disclosures
Issuance of warrants in connection with loan and security agreement	$-	$-	$787,448
Assets acquired through lease concessions	$-	$-	$1,190,530
Unrealized loss gain on investment securities	$-	$(98,191)	$-
Cash paid for interest and fees	$496,735	$790,515	$3,012,445

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	The Company

Cadence Pharmaceuticals, Inc. (the “Company”) was incorporated in the state of Delaware in May 2004. The Company is a biopharmaceutical company focused on in-licensing, developing and commercializing proprietary product candidates principally for use in the hospital setting. The Company’s primary activities since incorporation have been conducting research and development activities, including clinical trials, of the product candidates in its portfolio; organizational activities, including recruiting personnel, establishing office facilities; and raising capital to fund these activities. To date, the Company has in-licensed rights to two late-state product candidates, Acetavance™, an intravenous formulation of acetaminophen, and Omigard™, an omiganan pentahydrochloride 1% aqueous gel. In May 2009, the Company submitted a New Drug Application (“NDA”), for Acetavance, which was accepted for filing by the U.S. Food and Drug Administration (“FDA”) and designated for priority review by the agency in July 2009. In March 2009, the Company announced that its Phase III clinical trial of Omigard did not meet its primary endpoint, and that it was discontinuing its development efforts for this product candidate because the results would not support an NDA submission. At the same time, the Company implemented cost reduction measures and restructured its operations to make additional resources available for its Acetavance development program and other operating activities. Since the Company has not begun principal operations of commercializing Acetavance, the Company is considered to be a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

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

The Company has evaluated subsequent events through August 6, 2009, which is the date these financial statements were issued, and does not believe there are any material subsequent events that would require further disclosure.

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

Compensation expense for all stock-based payment awards was recognized using the straight-line method. The following table summarizes the weighted average estimates the Company used in the Black-Scholes option-pricing model during the three and six months ended June 30, 2009 and 2008, to determine the fair value of employee stock options granted during each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Risk free interest rates	2.5%	3.6%	1.9%	2.8%
Expected life in years	5.7 years	5.3 years	6.0 years	6.0 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	71.8%	70.0%	71.8%	70.0%

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended June 30, 2009 and 2008 was $1,742,480 and $1,491,127, respectively. Stock-based compensation expense recognized under SFAS No. 123(R) for the six months ended June 30, 2009 and 2008 was $3,223,091 and $2,841,520, respectively. Since May 26, 2004 (inception) through June 30 2009, the Company has incurred $15,636,764 of stock-based compensation expense. The table below summarizes the stock-based compensation expense included in the Company’s statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,		Period from May 26, 2004 (Inception) through June 30,
	2009	2008	2009	2008	2009
Research and development	$568,419	$456,352	$1,026,499	$853,556	$4,797,906
Marketing	53,891	17,037	69,632	30,965	164,730
General and administrative	1,120,170	1,017,738	2,126,960	1,956,999	10,674,128

Stock-based compensation expense included in operating expenses	1,742,480	1,491,127	3,223,091	2,841,520	15,636,764

Total stock-based compensation expense included in loss from operations	$1,742,480	$1,491,127	$3,223,091	$2,841,520	$15,636,764

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

The following table presents further detail of the financial instruments carried at fair value on the Company’s balance sheet as of June 30, 2009. The table does not include assets and liabilities which are measured at historical cost or on any basis other than fair value:

Description	Quoted market prices in active markets (Level 1)	Internal models with significant observable market parameters (Level 2)	Internal models with significant unobservable market parameters (Level 3)	Total carrying value in the balance sheet
Cash and cash equivalents:
Money market funds	$105,639,314	$-	$-	$105,639,314

Total assets at fair value	$105,639,314	$-	$-	$105,639,314

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

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for financial statements issued for interim and annual financial periods ending after June 15, 2009 and the Company adopted the provisions for the quarter ended June 30, 2009. This adoption of SFAS No. 165 did not have a material effect on the Company’s financial statements. See Note 2 for the Company’s disclosure regarding its evaluation of subsequent events.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements issued for interim and annual financial periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, the Company does not anticipate the adoption of SFAS No. 168 will have a material impact on its financial statements.

4.	Net Loss Per Share

Net loss per share is presented as basic and diluted net loss per share. Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options and warrants are considered to be common stock equivalents and are not included in the calculations of diluted net loss per share as their effect is antidilutive.

The actual net loss per share amounts for the three and six months ended June 30, 2009 and 2008 were computed based on the weighted average shares of common stock outstanding during the respective periods. The net loss per share for the three and six months ended June 30, 2009 includes the effect of the (i) 12,039,794 common shares issued pursuant to a private placement in the first quarter of 2009 and (ii) 9,240,307 common shares issued pursuant to an effective shelf registration in the first quarter of 2008. The net loss per share for the three and six months ended June 30, 2008 includes only the effect of the 9,240,307 common shares issued pursuant to an effective shelf registration in the first quarter of 2008. As a result of the issuance of these common shares, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented.

The following is a reconciliation of the basic and diluted shares for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Shares for basic and dilutive net loss per share:

Weighted average common shares outstanding	50,407,289	38,355,161	47,212,670	35,815,566
Weighted average unvested common shares subject to repurchase	(107,927)	(297,676)	(129,178)	(326,276)

Denominator for basic and diluted earnings per share	50,299,362	38,057,485	47,083,492	35,489,290

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

At June 30, 2009 and 2008, options and other exercisable convertible securities totaling 10,709,601 and 3,812,889 shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Period from May 26, 2004 (Inception) through June 30,
	2009	2008	2009	2008	2009
Net loss	$(8,300,081)	$(15,596,836)	$(18,737,444)	$(29,313,751)	$(190,265,638)

Other comprehensive income:
Net unrealized loss on available-for- sale investments	-	(46,790)	-	(98,191)	-

Comprehensive loss	$(8,300,081)	$(15,643,626)	$(18,737,444)	$(29,411,942)	$(190,265,638)

6.	Property and Equipment

Property and equipment for operations were as follows:

	June 30, 2009	December 31, 2008
Property and equipment:
Leasehold improvements	$1,592,404	$1,592,404
Computer equipment and software	664,369	607,319
Furniture and fixtures	429,468	427,811
Construction-in-process	4,192,180	3,008,972

	6,878,421	5,636,506
Less accumulated depreciation	(1,430,806)	(1,159,486)

Total	$5,447,615	$4,477,020

For the three months ended June 30, 2009 and 2008, the Company incurred depreciation expense of $136,294 and $130,996, respectively. For the six months ended June 30, 2009 and 2008, the Company incurred depreciation expense of $271,319 and $258,856, respectively. Since May 26, 2004 (inception) through June 30, 2009, the Company has incurred depreciation expense of $1,583,674.

7.	Omigard Restructuring Charges

In March 2009, the Company announced its decision to discontinue the development of its Omigard product candidate. This decision was due to the failure of the Company’s Phase III clinical trial of Omigard to meet its primary endpoint and the Company’s belief that the results of this clinical trial would not support an NDA submission. In connection with the discontinuation of the development of Omigard, the Company implemented a corporate restructuring in order to reduce, and eventually eliminate, costs associated with the Omigard program, including the termination of 11 employees. The Company recorded impairment charges in the fourth quarter of 2008 of $2,353,162 with respect to certain Omigard manufacturing equipment, and recorded restructuring charges of $650,786 in the first quarter of 2009 for severance-related costs and the termination of contractual obligations. During the second quarter of 2009, the Company recorded an adjustment to the impairment charge taken on the manufacturing equipment, reducing the charge by $180,699, as actual costs incurred in disposing of the assets were less than anticipated. Additionally, an adjustment of

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

$57,002 was recorded to the severance obligation in the second quarter of 2009. All of the charges and adjustments are included in the Company’s “Other” operating expenses on the condensed statement of operations. As of June 30, 2009, a liability of $302,397, included in “Accrued liabilities” on the condensed balance sheet, remains for the unpaid portion of the restructuring liability for severance-related costs and termination of contractual obligations. There was no such liability at December 31, 2008.

The following table details the restructuring charges for severance-related costs and termination of contractual obligations for periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,		Period from May 26, 2004 (Inception) through June 30,
	2009	2008	2009	2008	2009
Beginning restructuring liability	$637,709	$-	$-	$-	$-
Severance and termination charges incurred	-	-	650,786	-	650,786
Adjustments to severance and termination charges	(57,002)	-	(57,002)	-	(57,002)
Severance and termination disbursements	(278,310)	-	(291,387)	-	(291,387)

Ending restructuring liability	$302,397	$-	$302,397	$-	$302,397

Further, on May 8, 2009, the Company notified Migenix, Inc. (“Migenix”) of the termination of the license agreement for Omigard, and informed Solvay, S.A. (“Solvay”) of its intention to terminate the long-term supply agreement and a related license agreement for the active ingredient in Omigard. The termination of the long-term supply agreement and related license agreement became effective on July 7, 2009. No charges were incurred from the termination of these agreements. See Note 9 for further discussion.

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

In August 2006, the Company began making the first of six monthly interest-only payments on the $7,000,000 balance of the Agreement and in February 2007, began making the first of 30 equal monthly principal and interest payments. In January 2008, the Company began making the first of six monthly interest-only payments on the $15,000,000 balance of the Second Amendment and in July 2008, began making the first of 30 equal monthly principal and interest payments. As of June 30, 2009 and December 31, 2008, the aggregate principal balance of the loans, net of the loan discount, included on the Company’s balance sheets was $9,556,474 and $13,792,286, respectively.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

Warrants

In connection with the Second Amendment to the Agreement with Silicon Valley Bank, Oxford Finance Corporation and GE Business Financial Services Inc., the Company issued six fully exercisable warrants to the lenders to purchase an aggregate of 50,331 shares of the Company’s common stock at an exercise price of $12.67 per share, expiring November 30, 2014. The Company determined the fair value of these warrants to be $473,876, using the Black-Scholes valuation model. The value of the warrants was recorded as a discount to the note payable, and will be amortized to interest expense over the expected term of the loan agreement. The warrants were valued using the following assumptions: risk-free interest rate of 3.64%; dividend yield of 0.0%; expected volatility of 70.0%; and a contractual term of seven years. As of June 30, 2009, all warrants related to the Second Amendment were outstanding.

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

Rent expense, net of sublease rent income, for the three months ended June 30, 2009 and 2008 was $142,105 and $140,849, respectively. Rent expense, net of sublease rent income, for the six months ended June 30, 2009 and 2008 was $284,492 and $279,093, respectively. Since May 26, 2004 (inception) through June 30, 2009, the Company has incurred total net rent expense of $2,405,732.

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

The Supply Agreement also requires the Company to fund specified improvements at Baxter’s manufacturing facility and purchase certain equipment for use by Baxter in manufacturing Acetavance. As of June 30, 2009, the Company has reimbursed Baxter for a portion of the facility improvements and has expensed the costs as they have been incurred. The equipment purchased for the manufacturing of Acetavance to which the Company retains title is being capitalized as it has alternative future uses and will be amortized over the life of the equipment. At the time of termination, the Supply Agreement requires the Company to reimburse Baxter for all reasonable costs for the de-installation of the Company’s equipment and the restoration of Baxter’s manufacturing facility to its pre-installation condition. The Company is not able to reasonably estimate the cost and the timing of these expenses at this time and therefore cannot reasonably estimate the fair value of the retirement obligation.

In anticipation of the execution of the Supply Agreement, the Company entered into an irrevocable standby letter of credit in favor of Baxter in January 2007. The letter of credit was for an initial amount of $3,268,000 and was based on anticipated costs to be incurred by Baxter for the improvements at Baxter’s manufacturing facility and the purchase of equipment to be used by Baxter in the manufacturing of the finished drug product. Under the terms of the Supply Agreement, the amount of the letter of credit may be

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

reduced on a quarterly basis following the execution of the Supply Agreement for the costs the Company has reimbursed Baxter to fund the specified facility improvements or equipment purchases. As of June 30, 2009, at the request of the Company and based upon the costs reimbursed to Baxter by the Company, the letter of credit had been reduced by $1,768,000 to $1,500,000. The letter of credit in favor of Baxter is collateralized by a certificate of deposit which may be drawn down in part or in whole by Baxter in the event the Company fails to perform its obligations to fund the specified facility improvements or equipment purchases. As of June 30, 2009, the certificate of deposit had been reduced to $1,500,000 in accordance with the reduction in the letter of credit.

Solvay SA

As a result of the discontinuation of the Company’s development program for Omigard and the termination of its license agreement with Migenix for this product candidate, on May 8, 2009, the Company notified Solvay of its intention to terminate the long-term supply agreement for the active ingredient in Omigard and a related license agreement between the Company and Solvay. The termination of the long-term supply agreement and related license agreement became effective on July 7, 2009. No charges were incurred from the termination of these agreements.

License Agreements and Acquired Development and Commercialization Rights

In March 2006, the Company in-licensed the technology and the exclusive development and commercialization rights to its Acetavance product candidate in the U.S. and Canada from Bristol-Myers Squibb Company (“BMS”). BMS sublicensed these rights to the Company under a license agreement with SCR Pharmatop S.A. As consideration for the license, the Company paid a $25,000,000 up-front fee, and may be required to make future milestone payments totaling up to $40,000,000 upon the achievement of various milestones related to regulatory and commercial events, including payments totaling $15,000,000 upon the approval of the Company’s NDA for Acetavance. In addition, the Company is obligated to pay a royalty on net sales of the licensed products and has the right to grant sublicenses to third parties. All payments related to the BMS agreement have been recognized as research and development expense.

In July 2004, the Company in-licensed from Migenix the technology and the exclusive development and commercialization rights to its omiganan pentahydrochloride product candidate for the prevention and treatment of device-related, wound-related and burn-related infections in North America and Europe. As a result of the discontinuation of the Omigard development program, on May 8, 2009, the Company terminated the collaboration and license agreement between the Company and Migenix for this product candidate. No charges were incurred from the termination of this agreement. The Company intends to publish the final results of its Phase III clinical trial of Omigard in an appropriate scientific forum and to complete its other regulatory obligations related to the closure of this study.

10.	Stockholder’s Equity

Private Placement

In February 2009, the Company issued 12,039,794 shares of its common stock at a purchase price of $7.13 per share pursuant to a private placement. In addition to the shares of the Company’s common stock, warrants to purchase up to 6,019,897 additional shares of the Company’s common stock were also issued as part of the transaction at a price of $0.125 per warrant. Each warrant is immediately exercisable and has a five-year term. The warrants may be exercised through either cash or net exercise for one share of common stock at a price of $7.84 and have been accounted for as permanent equity in accordance with EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and EITF No. 07-5. As of June 30, 2009, all warrants related to the private placement were outstanding.

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

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 2004 and forward are subject to examination by the Federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest and/or penalties related to income tax matters in the Company’s condensed balance sheets at June 30, 2009 or December 31, 2008, and has recognized no interest and/or penalties in the Company’s condensed statement of operations for the three and six months ended June 30, 2009 and 2008, respectively.

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Income Tax Uncertainties, on January 1, 2007. On the date of adoption of FIN No. 48, there were no unrecognized tax benefits and thus the Company did not recognize an increase in the liability for unrecognized tax benefits. Further, there are no unrecognized tax benefits included in the Company’s condensed balance sheets at June 30, 2009 or December 31, 2008, respectively.

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

We submitted a New Drug Application, or NDA, for Acetavance in May 2009, which was accepted for filing by the U.S. Food and Drug Administration, or FDA, and designated for priority review by the agency in July 2009. We believe that Acetavance may fulfill significant unmet needs in the hospital setting. We also believe that the hospital pharmaceuticals market is both concentrated and underserved, which may enable us to build our own hospital-focused sales force if Acetavance achieves FDA approval. We intend to build a leading franchise in the hospital setting, continuing to focus on products that are in late stages of development, currently commercialized outside the U.S., or approved in the U.S. but with significant commercial potential for proprietary new uses or formulations.

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

We have completed our clinical development program for Acetavance and submitted an NDA to the FDA in May 2009, requesting marketing approval of Acetavance for the treatment of acute pain and fever in adults and children. Our NDA was accepted for filing by the FDA and designated for priority review in July 2009. Priority review is granted to those products that address significant unmet medical needs or have the potential to provide a significant improvement compared to marketed products and provides for a target review period of six months from the date of the NDA submission. As such, the FDA issued a goal date for completion of its review of the NDA of November 13, 2009 under the Prescription Drug User Fee Act, or PDUFA.

In March 2009, we announced that our Phase III clinical trial of Omigard did not meet its primary endpoint and discontinued our development efforts for this product candidate because we believe that the results of the study do not support applications for marketing approval. At the same time, we implemented cost reduction measures and restructured our operations to make additional resources available for our Acetavance development program and other operating activities.

We are a development stage company and we have incurred significant net losses since our inception. As of June 30, 2009, we had an accumulated deficit of $190.3 million. These losses have resulted principally from costs incurred in connection with research and development activities, including license fees, costs of clinical trial activities associated with our product candidates and general and administrative expenses. We expect to continue to incur operating losses for the next several years as we prepare to commercialize Acetavance, if approved by the FDA, and acquire or in-license additional products, technologies or businesses that are complementary to our own.

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

The following table summarizes our research and development expenses included in our statements of operations by project for the periods indicated. Costs that are not attributable to a specific product candidate, including salaries and related personnel costs, are included in the “other supporting costs” category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Period from May 26, 2004 (Inception) through June 30,
	2009	2008	2009	2008	2009
Acetavance(1)	$1,257	$4,649	$3,096	$7,473	$60,489
Omigard(2)(3)	65	4,862	1,535	10,332	57,331
Other supporting costs	2,758	2,232	5,588	4,416	30,035

	$4,080	$11,743	$10,219	$22,221	$147,855

(1)

We paid an up-front license fee of $25.0 million in 2006 for Acetavance, which is included in the costs for the period from May 26, 2004 (inception) through June 30, 2009. We may be required to make future milestone payments totaling up to $40.0 million upon the achievement of various milestones related to regulatory and commercial events in addition to royalties on the sales of the licensed products, including payments totaling $15.0 million upon the approval of our NDA by the FDA.

(2)

We paid an up-front license fee of $2.0 million in 2004 for Omigard, of which $1.5 million is included in the costs for the period from May 26, 2004 (inception) through June 30, 2009. As a result of the termination of our collaboration and license agreement with Migenix, Inc., or Migenix, on May 8, 2009, we will not be obligated to make any future milestone or royalty payments with respect to this product candidate.

(3)

For the first quarter of 2009, we recorded restructuring charges of $0.7 million related to the discontinuation of our Omigard development program, and for the fourth quarter of 2008, we recorded an impairment charge of $2.4 million on our Omigard manufacturing equipment due to the discontinuation of the program. In the second quarter of 2009, we adjusted the impairment charge on the manufacturing equipment, reducing the charge by $0.2 million as actual costs incurred have been lower than anticipated. These charges and adjustments are presented separately on our statement of operations in “Other” operating expenses for the applicable periods and are not included in the research and development expenses presented in the table.

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

We expect our development expenses to decrease over the next few years due to the completion of our clinical development program and the filing of our NDA for Acetavance, combined with the discontinuation of our development program for Omigard. However, we expect we will continue to incur development costs for Acetavance as we initiate additional clinical studies in children in an effort to obtain a six-month pediatric extension of market exclusivity for this product candidate.

Marketing Expenses

Our marketing expenses consist primarily of market research studies and pre-launch marketing activities, fees related to the establishment of our commercial infrastructure, salaries, benefits and professional fees related to building our marketing capabilities. We anticipate substantial increases in marketing expenses as we continue to develop and prepare for the potential commercialization of Acetavance, including the addition of marketing and hospital-focused sales personnel to market our products to physicians, nurses, group purchasing organizations and third-party payors.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries, benefits and professional fees related to our administrative, finance, human resources, legal, business development and internal systems support functions, as well as insurance and facility costs. We anticipate increases in general and administrative expenses as we continue to build our corporate infrastructure in preparation for the potential commercialization of Acetavance.

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

Income Taxes

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, or FIN No. 48. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN No. 48 on January 1, 2007. On the date of adoption of FIN No. 48, there were no unrecognized tax benefits and thus we did not recognize an increase in the liability for unrecognized tax benefits. Further, there are no unrecognized tax benefits included in our balance sheet at June 30, 2009 and December 31, 2008, respectively.

As of December 31, 2008, we had both federal and state net operating loss carryforwards of approximately $131.9 million. If not utilized, the net operating loss carryforwards will begin expiring in 2024 for federal purposes and 2014 for state purposes. As of December 31, 2008, we had both federal and state research and development tax credit carryforwards of approximately $3.1 million and $1.3 million, respectively. The federal tax credits will begin expiring in 2024 unless previously utilized and the state tax credits carryforward indefinitely. Under Section 382/383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards and development tax credit carryforwards that could be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the utilization of the net operating losses and tax credits before they expire. We have not completed a Section 382/383 study at this time. Until this analysis is completed, we have removed the deferred tax assets and research and development credits from our deferred tax asset schedule, and have recorded a corresponding decrease to our valuation allowance. When this analysis is completed, we plan to update the unrecognized tax benefits under SFAS No. 48. As of June 30, 2009, we have not recognized any federal or state income tax benefit in our statement of operations.

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

Research and Development Expenses

A substantial portion of our research and development activities is performed under agreements we enter into with external service providers, including CROs, which conduct many of our research and development activities. We accrue for costs incurred under these contracts based on factors such as estimates of work performed, milestones achieved, patient enrollment and experience with similar contracts. As actual costs become known, we adjust our accruals. To date, our accruals have been within management’s estimates. Subsequent changes in estimates may result in a change in our accruals, which could also materially affect our results of operations.

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

The table below summarizes the stock-based compensation expense included in our statements of operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Period from May 26, 2004 (Inception) through June 30,
	2009	2008	2009	2008	2009
Research and development	$568	$456	$1,026	$853	$4,797
Marketing	54	17	70	31	165
General and administrative	1,120	1,018	2,127	1,957	10,674

Stock-based compensation expense included in operating expenses	1,742	1,491	3,223	2,841	15,636

Total stock-based compensation expense included in loss from operations	$1,742	$1,491	$3,223	$2,841	$15,636

As of June 30, 2009, the total future compensation expense related to the current unvested stock options is expected to be approximately $12.9 million.

Results of Operations

Three-Month Periods Ended June 30, 2009 and 2008

Operating expenses

Research and Development Expenses. Research and development expenses decreased $7.6 million to $4.1 million for the three months ended June 30, 2009, from $11.7 million for the comparable period in 2008. This reduction is primarily due to decreased clinical trial activity in 2009 as compared to 2008 as we completed our clinical development program and filed our NDA for Acetavance in May 2009. Further, in March 2009, we discontinued our development efforts for our Omigard product candidate as our Phase III clinical trial for this drug did not meet its primary endpoint and the results would not support an NDA submission. More specifically, the reduction in research and development expenses for the three months ended June 30, 2009, as compared to the three months ending June 30, 2008, can be attributed to the following:

•

a decrease of $4.8 million in spending under our Omigard program, primarily due to a reduction in clinical trial activity as enrollment was completed for our CLIRS trial in April 2008 and, in March 2009, we discontinued the program;

•

a decrease of $3.4 million in spending under our Acetavance program, primarily due to the timing of our clinical trial activity and expenses related to preparing for the potential commercial manufacturing of this product candidate, occurring mostly in 2008; partially offset by additional regulatory expenses incurred during the three months ended June 30, 2009 as we prepared our NDA submission, which was filed in May 2009; and

•

an increase of $0.5 million in other supporting costs, primarily related to additional salary and related personnel costs from the increase in our research and development staff employed during the three months ended June 30, 2009 as compared to the same period in 2008.

We expect that our development expenses in 2009 will continue to be considerably lower than we have historically reported, as we have completed our existing clinical development programs. However, expenses related to the commercial launch of Acetavance are expected to continue to increase in 2009 and partially offset the decline in clinical development expenses.

Marketing Expenses. Marketing expenses increased $0.3 million for the three months ended June 30, 2009, to $1.2 million, from $0.9 million for the comparable period in 2008. This increase was primarily due to the initiation of our commercial and supply operation functions during the second quarter of 2009, as we establish our commercial infrastructure in preparation for the potential commercialization of Acetavance. Our marketing expenses were relatively flat for the three months ended June 30, 2009, as compared to the same period in 2008, as a reduction in spending under our Omigard program was offset by an increase in spending under our Acetavance program. We anticipate our marketing expenses will increase substantially in the future as we continue to prepare for the potential commercial launch of Acetavance.

General and Administrative Expenses. General and administrative expenses increased $0.1 million for the three months ended June 30, 2009 to $3.0 million, from $2.9 million for the comparable period in 2008. This increase was primarily due to increases in salaries and related personnel costs during the three months ended June 30, 2009 as compared to the same period in 2008.

Other Operating Expenses. During the three months ended June 30, 2009, we recorded an adjustment to the previously recorded impairment charge on our Omigard manufacturing equipment, reducing the charge by $0.2 million. The adjustment was made as actual costs incurred have been less than anticipated. There were no similar charges during the three months ended June 30, 2008.

Other income and expense net

Our net other expense increased $0.3 million for the three months ended June 30, 2009 to $0.3 million, from less than $0.1 million for the three months ended June 30, 2008. This change was primarily due to a lower average yield earned on our investments during the three months ended June 30, 2009 as compared to the same period in 2008, partially offset by a higher average cash balance during the three months ended June 30, 2009 as compared to the same period in 2008. Interest expense decreased $0.2 million for the three months ended June 30, 2009 to $0.3 million, from $0.5 million for the three months ended June 30, 2008. This decrease was due to the principal payments we have been making on the outstanding balance of our $7.0 million and $15.0 million loans under our loan and security agreement. The aggregate balance of the loans as of June 30, 2009 and December 31, 2008, net of the loan discount, included on our condensed balance sheets was $9.6 million and $13.8 million, respectively. See Note 8 to the Notes to Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Six-Month Periods Ended June 30, 2009 and 2008

Operating expenses

Research and Development Expenses. Research and development expenses decreased $12.0 million to $10.2 million for the six months ended June 30, 2009, from $22.2 million for the comparable period in 2008. This reduction was primarily due to decreased clinical trial activity in 2009 as compared to 2008, as we completed our existing clinical development programs and filed our NDA for Acetavance in May 2009. Further, in March 2009, we discontinued our development efforts for our Omigard product candidate as our Phase III clinical trial for this drug did not meet its primary endpoint and the results would not support an NDA submission. More specifically, the reduction in research and development expenses for the six months ended June 30, 2009, as compared to the six months ending June 30, 2008, can be attributed to the following:

•

a decrease of $8.8 million in spending under our Omigard program, primarily due to a reduction in clinical trial activity as enrollment was completed for our CLIRS trial in April 2008, and in March 2009, we discontinued the program;

•

a decrease of $4.4 million in spending under our Acetavance program, primarily due to the timing of our clinical trial activity and expenses related to preparing for the potential commercial manufacturing of this product candidate, which occurred mostly in 2008; partially offset by additional regulatory expenses incurred during the six months ended June 30, 2009 as we prepared our NDA submission, which was filed in May 2009; and

•

an increase of $1.2 million in other supporting costs, primarily related to additional salary and related personnel costs during the six months ended June 30, 2009 as compared to the same period in 2008.

Marketing Expenses. Marketing expenses increased $0.2 million for the six months ended June 30, 2009, to $1.7 million, from $1.5 million for the comparable period in 2008. This increase was primarily due to the initiation of our commercial and supply operation functions during 2009 as we establish our commercial infrastructure in preparation for the potential commercialization of Acetavance. Partially offsetting this increase is a decline in our marketing expenses as the reduction in spending under our Omigard program more than offset an increase in spending under our Acetavance program.

General and Administrative Expenses. General and administrative expenses increased $0.2 million for the six months ended June 30, 2009 to $5.8 million, from $5.6 million for the comparable period in 2008. This increase was primarily due to increases in salaries and related personnel costs during the six months ended June 30, 2009 as compared to the same period in 2008.

Other Operating Expenses. During the six months ended June 30, 2009, we recorded restructuring charges of $0.6 million related to the discontinuation of our Omigard development plan. These charges include severance costs associated with a reduction in force of 11 employees and other costs associated with the termination of contractual obligations related to the Omigard program. Additionally, we recorded an adjustment to the previously recorded impairment charge on our Omigard manufacturing equipment, reducing the charge by $0.2 million. During the six months ended June 30, 2008, we recorded a loss on the disposal of assets of less than $0.1 million.

Other income and expense net

Our net other expense for the six months ended June 30, 2009 increased $0.6 million to a net expense of $0.6 million, from net income of less than $0.1 million for the six months ended June 30, 2008. This change was due to a lower average yield earned on our investments during the six months ended June 30, 2009 as compared to the same period in 2008, partially offset by a higher average cash balance during the 2009 period as compared to the 2008 period. Interest expense decreased $0.3 million for the six months ended June 30, 2009 to $0.7 million, from $1.0 million for the six months ended June 30, 2008. This decrease was due to the principal payments we have been making on the outstanding balance of our $7.0 million and $15.0 million loans under our loan and security agreement.

Liquidity and Capital Resources

As a biopharmaceutical company focused on in-licensing, developing and commercializing proprietary pharmaceutical product candidates, we have entered into license agreements to acquire the rights to develop and commercialize our only current product candidate, Acetavance. Pursuant to our license agreement, we obtained the exclusive patent rights and know-how for this product candidate for the U.S. and Canada. Under the Acetavance agreement, we paid to BMS a $25.0 million up-front fee and may be required to make future milestone payments totaling up to $40.0 million upon the achievement of various milestones related to regulatory and commercial events, including payments totaling $15.0 million upon the approval of our NDA for Acetavance. In addition, we are also obligated to pay royalties on any net sales of the licensed product. We had also previously entered into a license agreement for our former product candidate, Omigard, under which we paid to Migenix an aggregate of $2.0 million in the form of an up-front fee, including the purchase of 617,284 shares of Migenix common stock. In May 2009, we terminated our license agreement with Migenix, and we will not be required to make future milestone or royalty payments under this agreement.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:

•	the costs of establishing a commercial organization to sell, market and distribute Acetavance;

•

the rate of progress and costs of our efforts to prepare for the submission of an NDA for any other product candidate that we may in-license or acquire, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;

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

As of June 30, 2009, we had $105.4 million in cash and cash equivalents, an increase of $57.8 million from the $47.6 million at December 31, 2008. This increase was primarily due to proceeds, net of offering costs, received from our private placement completed in February 2009 of approximately $86.2 million. In addition, during the six months ended June 30, 2009 restrictions were relieved on $0.3 million of cash that had previously been classified as restricted. Partially offsetting this increase in cash and cash equivalents during the six months ended June 30, 2009 was a reduction to our cash and cash equivalents from cash used in operations ($23.2 million) and principal payments on our debt obligations ($4.4 million).

The $23.2 million of cash used in operations for the six months ended June 30, 2009 represents a $1.1 million decrease from the $24.3 million of cash used in operations during the same period in 2008. The decrease in the use of cash during the 2009 period was primarily due to a reduction in the net loss reported for the six months ending June 30, 2009, adjusted for non-cash expenses, as compared to the same period in 2008. This reduction was partially offset by increased payments on our outstanding accounts payable and accrued liability balances during the 2009 period as compared to the 2008 period.

During the six months ended June 30, 2009, our net current and long-term debt balances decreased $4.2 million as compared to December 31, 2008. This decrease was due to $4.4 million of principal payments during the period, partially offset by the amortization of warrant costs issued in connection with the loan agreements and the accrual of the term loan final payment on our $15.0 million credit facility. As of June 30, 2009, we had one monthly payment remaining on our $7.0 million credit facility. Under our $15.0 million credit facility, we had 18 equal monthly payments remaining as well as the term loan final payment.

As of June 30, 2009, our net property and equipment balance increased by $0.9 million to $5.4 million, from $4.5 million at December 31, 2008. This increase was due to $1.2 million of capital equipment expenditures to be used primarily for the potential commercial manufacturing of Acetavance, partially offset by depreciation of $0.3 million on our assets in service during the six months ended June 30, 2009.

Sources of Liquidity

Since inception, our operations have been financed primarily through the issuance of equity securities, in both public and private offerings. From our inception through June 30, 2009, we have received net proceeds of approximately $270.9 million from the sale of shares of our preferred and common stock. Through June 30, 2009, the sales of shares of our preferred and common stock were as follows:

•

from July 2004 to June 2009 (excluding our initial public offering, our February 2008 registered direct offering and our February 2009 private placement), we issued and sold a total of 2,265,839 shares of common stock to our founders, employees, directors and consultants for aggregate net proceeds of $0.8 million;

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

Additionally, in February 2006, we entered into a $7.0 million loan and security agreement with Silicon Valley Bank and Oxford Finance Corporation to provide us with growth capital. We drew down $7.0 million in June 2006 at the fixed rate of 11.47%. In November 2007, we amended the $7.0 million loan and security agreement and entered into the Second Amendment to Loan and Security Agreement with the same parties and GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services, Inc.), to secure an additional $15.0 million credit facility. In December 2007, we drew down $15.0 million under the Second Amendment in two separate draws of $5.0 million and $10.0 million with fixed interest rates of 7.83% and 7.74%, respectively, net of a loan fee of less than $0.1 million. In February 2007, we began making the first of 30 equal monthly principal and interest payments on the $7.0 million loan and in July 2008 we began making the first of 30 equal monthly principal and interest payments to fully amortize the balance on the $15.0 million credit facility. As of June 30, 2009, we had no further credit available under these agreements. In connection with each credit facility, we issued warrants to the lenders to purchase shares of our stock. See Note 8 to the Notes to Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Capital Resources

Our cash and cash equivalent balances are currently our principal sources of liquidity. We believe our cash and cash equivalent balance at June 30, 2009, will satisfy our requirements for projected working capital, capital expenditures and debt servicing, at a minimum, through the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could spend our available financial resources faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to costs associated with:

•

the acceleration of our activities to establish a commercial organization and related infrastructure to sell, market and distribute Acetavance as a result of the priority review status granted to our NDA for this product candidate;

•	any requirements to conduct additional clinical trials or other studies to support applications for regulatory approval of Acetavance;

•	our efforts to secure sufficient supplies of Acetavance from our contract manufacturers in preparation for commercialization; and

•	our efforts to acquire or license and complete development programs for any new product candidates.

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

We have invested a substantial portion of our available cash in money market funds placed with reputable financial institutions for which credit loss is not anticipated. The capital markets have recently been highly volatile and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities. This lack of liquidity has made it difficult for the fair value of these types of instruments to be determined. As of June 30, 2009 our holdings consisted of money market funds invested solely in U.S. government agency securities and U.S. treasuries where an actively traded market is observed and through which values are determined. These funds do not hold auction rate securities.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2009.

Recent Accounting Pronouncements

See Note 3 to the Notes to Condensed Financial Statements in Item 1 above for a discussion of recent accounting pronouncements.

Caution on Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, includes forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Forward-looking statements discuss matters that are not historical facts, and include, but are not limited to, discussions regarding our business, regulatory and commercialization strategies, growth strategy, competition, industry, regulatory environment, economic conditions, financial condition, liquidity and capital resources and results of operations. In this Quarterly Report, for example, we make forward-looking statements regarding the potential for Acetavance™ to receive regulatory approval, and the potential timeframe in which any such approval may be received; our expectations as to whether the results of clinical trials, and other data and information provided in our NDA for Acetavance will be sufficient to support regulatory approval of Acetavance; our plans for commercializing Acetavance; the scope and validity of patent protection for Acetavance, and our ability to commercialize this product candidate without infringing the patent rights of others; our expectations regarding competition, pricing and market acceptance of Acetavance; and projections regarding our anticipated financial position and operating requirements. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words, “believe,” “may,” “might,” “can,” “could,” “will,” “would,” “should,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” or similar expressions.

While we believe that the expectations reflected in this Quarterly Report are reasonable, the inclusion of any forward-looking statements should not be regarded as a representation that any of our plans will be achieved. Our actual results will differ from those anticipated in our forward looking statements as a result of various factors, including those set forth below under the caption “Part II, Item 1A — Risk Factors,” and the differences may be material. These risk factors include, but are not limited to: our dependence on the success of our only product candidate, Acetavance, and on our ability to obtain regulatory approval for, and successfully commercialize, this product candidate on a timely basis, or at all; the adequacy of the clinical trial and other data we plan to submit in our applications for regulatory approval to support the safety and efficacy of Acetavance; our reliance on third parties to assist us with our regulatory submissions and other important aspects of our product development programs, and the risk that the performance of those third parties may be substandard or delayed; our reliance on our contract manufacturer to timely complete pre-commercialization manufacturing development activities, comply with stringent regulatory requirements and, if Acetavance is approved and commercialized, to produce Acetavance in the volumes that we require; the potential that Acetavance may be found to have undesirable side effects that could delay or prevent its regulatory approval or commercialization; the impact of public concern regarding the safety of certain drug products, which has resulted in heightened scrutiny by the FDA in the process of approving new drugs and which could delay any regulatory approvals we may obtain, or result in the inclusion of unfavorable information in our labeling, or require us to undertake other activities that may entail additional costs; the impact of the intense competition we expect for Acetavance on its commercial potential, and whether any new products may emerge that provide different or better therapeutic alternatives for our targeted indications; the limitations of the patent rights covering Acetavance, and the possibility that our market opportunity for this product candidate may be limited by the lack of patent protection for the active ingredient; and our requirements for substantial additional funding and potential inability to raise capital when needed, which would force us to delay, reduce or eliminate our development programs and commercialization efforts. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Private Securities Litigation Reform Act of 1995. You should not rely unduly on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Cash and Cash Equivalents

Our cash and cash equivalents as of June 30, 2009 consisted of cash and money market funds invested solely in U.S. government agency securities and U.S. treasuries. The funds in which we invest have not incurred losses on their investments, nor have they imposed limits or restrictions on redemptions. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the investment securities available-for-sale that we may invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment securities available-for-sale to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.

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

Debt

The loans under our amended loan and security agreement have fixed interest rates. Consequently, we do not have significant interest rate cash flow exposure on our debt. The aggregate principal balance of the loans, net of the loan discount, under the agreement at June 30, 2009 was $9.6 million, and is collateralized by substantially all of our assets (excluding intellectual property). Under the terms of the agreement, we are precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and are subject to various non-financial covenants and prepayment penalties.

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

In the near-term, the success of our business will depend on many factors, including the following risks:

•

We are dependent on the success of our only product candidate, Acetavance, and upon our ability to obtain regulatory approval for, and successfully commercialize, this product candidate on a timely basis, and we cannot be certain that this product candidate will receive regulatory approval or be successfully commercialized;

•	We may not receive regulatory approval for Acetavance, or its approval may be delayed;

•

Public concern regarding the safety of drug products such as Acetavance could delay or limit our ability to obtain regulatory approval, result in the inclusion of unfavorable information in our labeling, or require us to undertake other activities that may entail additional costs;

•

If our contract manufacturer for Acetavance fails to complete pre-commercialization manufacturing development activities for Acetavance on a timely basis or fails to comply with stringent regulatory requirements, we will face delays in our ability to obtain regulatory approval for, and to commercialize, this product candidate, and our costs will increase;

•

If Acetavance is approved and our contract manufacturer fails to produce the product in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the commercialization of this product candidate or be unable to meet market demand, and may lose potential revenues;

•

We expect intense competition from existing products, as well as any new products that may emerge that provide different or better therapeutic alternatives for our targeted indications, which could diminish the commercial potential of Acetavance;

•

The patent rights that we have in-licensed covering Acetavance are limited to a specific intravenous formulation of acetaminophen, and our market opportunity for this product candidate may be limited by the lack of patent protection for the active ingredient itself and other formulations that may be developed by competitors; and

•

We may require substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our commercialization efforts and result in the loss of substantial revenues.

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

Risks Related to Our Business and Industry

We are dependent on the success of our only product candidate, Acetavance, and we cannot be certain that this product candidate will receive regulatory approval or be successfully commercialized.*

We currently have no drug products for sale, and only one drug product candidate, and cannot guarantee that we will ever have marketable drug products. Our business success depends on our ability to obtain regulatory approval and successfully commercialize our only product candidate, Acetavance.

We have submitted an NDA but have not received marketing approval for Acetavance. If approved, we anticipate that our ability to generate revenues from Acetavance will depend on our ability to:

•	create market demand for Acetavance through our own marketing and sales activities, and any other arrangements to promote this product candidate we may later establish;

•	ensure our third party manufacturer produces sufficient quantities of Acetavance to meet commercial demand at launch and thereafter;

•	establish and maintain agreements with wholesalers and distributors on commercially reasonable terms; and

•	maintain patent protection and regulatory exclusivity for Acetavance.

Any failure or significant delay in obtaining approval of our product candidate may prevent or delay our efforts to commercialize and derive revenues from our product candidate, and have a substantial adverse impact on our business and financial condition.

We may not receive regulatory approval for Acetavance, or its approval may be delayed.*

The process for obtaining approval of an NDA is time consuming, subject to unanticipated delays and costs, and requires the commitment of substantial resources. We submitted an NDA for Acetavance in May 2009 and the FDA accepted the NDA for filing in July 2009.

Now that our NDA has been accepted for filing, the FDA will begin an in-depth review of the submission to determine whether to approve Acetavance for commercial marketing for the indications we have proposed. If the FDA is not satisfied with the information we provide, the agency may refuse to approve our NDA or may require us to perform additional studies or provide other information in order to secure approval. The FDA may delay, limit or refuse to approve our NDA for many reasons, including:

•	the information we submit may be insufficient to demonstrate that Acetavance is safe and effective;

•	the FDA might not approve the processes or facilities that will be used for the commercial manufacture of Acetavance; or

•

the FDA’s interpretation of the nonclinical, clinical or manufacturing data we provided in our NDA, or of pharmacovigilance data from the use of this product candidate outside of the U.S., may differ from our own interpretation of such data.

In addition to data from our own clinical studies of Acetavance, our NDA included data from clinical trials that were performed by BMS in support of European regulatory approvals. While the data from the BMS studies were taken from databases that have been checked against original clinical study records, not all of the original medical records for these studies were made available to us, so not all of the data have been fully reconciled against the original medical records. If the FDA determines that the clinical trials of Acetavance that were submitted in support of our NDA were not conducted in full compliance with the applicable protocols for these studies, as well as with applicable regulations and standards, or if the agency does not agree with our interpretation of the results of such studies, the FDA may reject the data that resulted from such studies. The rejection of data from clinical trials required to support our NDA for Acetavance could negatively impact our ability to obtain marketing authorization for this product candidate and would have a material adverse effect on our business and financial condition.

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

Under goals set in accordance with the Prescription Drug User Fee Act of 1992, as amended, or PDUFA, the FDA reviews most NDAs within 10 months of submission. Priority NDAs have a six month review goal. The Acetavance NDA has been granted priority status, with a PDUFA goal date of November 13, 2009. The review process may be formally extended by three months or longer if the FDA requires additional time to review additional information that the agency requests or that we elect to provide. If we are unable to timely respond to the FDA’s requests for additional information in the course of its review of the NDA for Acetavance, the approval of the NDA would be delayed. In addition, the FDA may fail to meet its review goals. There can be no assurance that regulatory approval will be obtained for Acetavance, and any failure or significant delay in obtaining the required approval would have a material adverse effect on our business and financial condition.

We relied on third parties to assist us with our clinical trials, regulatory submissions and other important aspects of our development program for Acetavance. If the performance of these third parties was substandard, or if they failed to carry out their contractual duties, the regulatory approval of Acetavance may be delayed or prevented.*

We relied extensively upon independent clinical investigators, medical institutions, contract laboratories, contract research organizations, regulatory, statistical and other consultants, to perform important functions related to the conduct of our clinical trials, the collection and analysis of data, and the preparation of regulatory submissions for Acetavance. If the performance of any of these third parties was substandard, or if they are inspected by the FDA and are found not to be in compliance with our study protocols or with applicable regulations, including FDA guidelines for the conduct of clinical trials, we may be prevented from obtaining regulatory approval for this product candidate.

If our contract manufacturer fails to complete pre-commercialization manufacturing development activities for Acetavance on a timely basis or fails to comply with stringent regulatory requirements, we will face delays in our ability to obtain regulatory approval for, and to commercialize, this product candidate, and our costs will increase.*

We do not manufacture Acetavance, and do not currently plan to develop any capacity to do so. Instead, we have relied on a third-party manufacturer, Baxter Healthcare Corporation, or Baxter, to manufacture and perform important pre-commercialization manufacturing development activities for this product candidate. As part of the process for obtaining regulatory approval, we will need to demonstrate that the facilities, equipment and processes used to manufacture Acetavance are capable of consistently producing a product that meets all applicable quality criteria, and that is comparable to the product that was used in our clinical trials.

Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems may include unanticipated failures of production equipment, limited availability of critical materials, equipment and facilities, inadequate yields, shortages of qualified personnel, and quality control difficulties. In order to receive regulatory approval to commercialize this product candidate, we will need to provide the FDA with comprehensive information regarding the validation of the manufacturing facilities, equipment and processes of our third party manufacturer. Additionally, the FDA will conduct inspections of Baxter’s facilities as part of its review of our marketing application for Acetavance. If Baxter is not in compliance with cGMP requirements, the approval of our marketing application may be delayed, existing product batches may be compromised, and we may experience delays in the availability of this product candidate for commercial distribution.

If Acetavance is approved and our contract manufacturer fails to produce the product in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the commercialization of this product candidate or be unable to meet market demand, and may lose potential revenues.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. We have entered into a development and supply agreement with Baxter for the completion of pre-commercialization manufacturing development activities and the manufacture of commercial supplies of Acetavance. Any termination or disruption of our relationships with Baxter may materially harm our business and financial condition, and frustrate any commercialization efforts for this product candidate. We are currently negotiating a supply agreement for the commercial supply of the active pharmaceutical ingredient, or API, for Acetavance. If we need to change to another manufacturer or significantly change the manufacturing processes for this product candidate, we may be required to repeat or perform additional pre-clinical or clinical testing, which could increase our costs and cause delays in our ability to obtain regulatory approval. Additionally, we may not be able to establish or maintain commercial manufacturing arrangements on commercially reasonable terms for any other product candidates that we may in-license or acquire. If the commercial manufacturers upon whom we rely to manufacture Acetavance, and any other product candidates we may in-license, fail to deliver the required commercial quantities on a timely basis at commercially reasonable prices, we would likely be unable to meet demand for our products and we would lose potential revenues.

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

The FDA may determine that Acetavance has undesirable side effects that could delay or prevent its regulatory approval or commercialization.*

If concerns are raised regarding the safety of a new drug as a result of undesirable side effects identified during clinical testing, the FDA may decline to approve the drug at the end of the NDA review period or issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve the drug. The number of such requests for additional data or information issued by the FDA in recent years has increased, and resulted in substantial delays in the approval of several new drugs. Undesirable side effects caused by Acetavance could also result in the inclusion of unfavorable information in our product labeling, denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing and generating revenues from the sale of this product candidate.

For example, the adverse events observed in the Acetavance clinical trials completed to date include transient liver enzyme elevations, nausea or vomiting, allergic reactions, and pain or local skin reactions at the injection site. When used in excess of the current guidelines for administration, acetaminophen has an increased potential to cause liver toxicity. While the rate of adverse events in our clinical trials was comparable between the group of patients who received Acetavance and those who were in the placebo or control groups and, as a result, we do not expect the administration of acetaminophen in intravenous form will result in an increased risk of toxicity to the liver compared with an equivalent dose of acetaminophen administered orally, we cannot be certain that increased liver toxicity or other drug-related side effects will not be observed in future clinical trials, or as a result of sales of the same formulation of intravenous acetaminophen by BMS in Europe and other countries, or that the FDA will not require additional trials or impose more severe labeling restrictions due to liver toxicity or other concerns. The FDA recently convened an advisory panel to make recommendations regarding minimization of the risk of significant liver toxicity due to overdoses with acetaminophen, primarily in the outpatient setting. While we do not believe that the panel’s specific recommendations will negatively affect Acetavance, the FDA may take actions different from, or in addition to, those recommended by the panel.

If Acetavance receives marketing approval and we or others later identify undesirable side effects caused by this product:

•	regulatory authorities may require the addition of unfavorable labeling statements, specific warnings or a contraindication;

•	regulatory authorities may suspend or withdraw their approval of the product, or require it to be removed from the market;

•	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product; or

•	our reputation may suffer.

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

Acetavance and any other product candidates we may license or acquire will also be subject to ongoing FDA requirements with respect to the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, it may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If Acetavance or any other product candidate we may license or acquire fails to comply with applicable regulatory requirements, such as current Good Manufacturing Practices, or cGMPs, a regulatory agency may:

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

Public concern regarding the safety of drug products such as Acetavance could delay or limit our ability to obtain regulatory approval, result in the inclusion of unfavorable information in our labeling, or require us to undertake other activities that may entail additional costs.*

In light of widely publicized events concerning the safety risk of certain drug products, the FDA, members of Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and the establishment of risk management programs that may, for example, restrict distribution of drug products after approval. The Food and Drug Administration Amendments Act of 2007, or FDAAA, grants significant expanded authority to the FDA, much of which is aimed at improving the safety of drug products before and after approval. In particular, the new law authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information and require risk evaluation and mitigation strategies for certain drugs, including certain currently approved drugs. It also significantly expands the federal government’s clinical trial registry and results databank, which we expect will result in significantly increased government oversight of clinical trials. Under the FDAAA, companies that violate these and other provisions of the new law are subject to substantial civil monetary penalties, among other regulatory, civil and criminal penalties. The increased attention to drug safety issues may result in a more cautious approach by the FDA in its review of data from our clinical trials. Data from clinical trials may receive greater scrutiny, particularly with respect to safety, which may make the FDA or other regulatory authorities more likely to require additional preclinical studies or clinical trials. If the FDA requires us to conduct additional preclinical studies or clinical trials prior to approving Acetavance, our ability to obtain approval of this product candidate will be delayed. If the FDA requires us to provide additional clinical or preclinical data following the approval of Acetavance, the indications for which this product candidate is approved may be limited or there may be specific warnings or limitations on dosing, and our efforts to commercialize Acetavance may be otherwise adversely impacted.

We expect intense competition in the territories in which we have rights to Acetavance, and new products may emerge that provide different or better therapeutic alternatives for our targeted indications.*

The biotechnology and pharmaceutical industries are subject to rapid and intense technological change. We face, and will continue to face, competition in the development and marketing of Acetavance from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies. There can be no assurance that developments by others will not render Acetavance obsolete or noncompetitive. Furthermore, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical industry at a rapid pace. These developments may render Acetavance obsolete or noncompetitive.

We intend to seek marketing authorization for Acetavance for the treatment of acute pain and fever in adults and children, which will compete with well-established products for this and similar indications. Competing products available for the treatment of pain include opioids such as morphine, fentanyl, meperidine and hydromorphone, each of which is available generically from several manufacturers, and several of which are available as proprietary products using novel delivery systems. Ketorolac, an injectable non-steroidal anti-inflammatory drug, or NSAID, is also available generically in the U.S. from several manufacturers, and Caldolor (ibuprofen for injection), an NSAID, was approved by the FDA in June 2009 for the treatment of acute pain and fever in adults. Competing products available for the treatment of fever in the hospital setting include acetaminophen administered orally and rectally, aspirin and NSAIDs, which may be administered orally, topically or intravenously. During the time that it will take us to obtain regulatory approval for Acetavance, if at all, we anticipate that several additional products may be developed for the treatment of acute pain, including other injectable NSAIDs, novel opioids, new formulations of currently available opioids, long-acting local anesthetics and new chemical entities as well as alternative delivery forms of various opioids and NSAIDs.

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

If Acetavance does not achieve broad market acceptance, the revenues that we generate from its sales will be limited.*

The commercial success of Acetavance, if approved, will depend upon its acceptance by the medical community, our ability to ensure that the drug is included in hospital formularies, and coverage and reimbursement for Acetavance by third-party payors, including government payors. The degree of market acceptance of Acetavance or any other product candidate we may license or acquire will depend on a number of factors, including:

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

Our ability to effectively promote and sell Acetavance and any other product candidates we may license or acquire in the hospital marketplace will also depend on pricing and cost effectiveness, including our ability to produce a product at a competitive price and achieve acceptance of the product onto hospital formularies, as well as our ability to obtain sufficient third-party coverage or reimbursement. Since many hospitals are members of group purchasing organizations, which leverage the purchasing power of a group of entities to obtain discounts based on the collective buying power of the group, our ability to attract customers in the hospital marketplace will also depend on our ability to effectively promote our product candidates to group purchasing organizations. We will also need to demonstrate acceptable evidence of safety and efficacy, as well as relative convenience and ease of administration. Market acceptance could be further limited depending on the prevalence and severity of any expected or unexpected adverse side effects associated with our product candidates. If our product candidates are approved but do not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue from these products, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.

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

We will need to obtain FDA approval of our proposed product name, Acetavance, and any failure or delay associated with such approval may adversely impact our business.*

Any name we intend to use for Acetavance will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office. The FDA typically conducts a rigorous review of proposed product names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims. For example, the FDA has recently objected to the name Acetavance based on its assertion that the name is unacceptable from a promotional perspective. We may appeal this decision, but if the FDA continues to object to the product name, Acetavance, we may be required to adopt an alternative name for this product candidate. If we adopt an alternative name, we would lose the benefit of our existing trademark applications for Acetavance and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. If the FDA delays approval of any proposed product name, we may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize this product candidate.

We will rely on third parties to perform many essential services for any products that we commercialize, including services related to warehousing and inventory control, distribution, customer service, accounts receivable management and cash collection.*

We will retain a third-party service provider to perform a variety of functions related to the sale and distribution of Acetavance, key aspects of which will be out of our direct control. This service provider will provide key services related to warehousing and inventory control, distribution, customer service, accounts receivable management and cash collection, and, as a result, most of our inventory will be stored at a single warehouse maintained by the service provider. We will place substantial reliance on this provider as well as other third-party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired. In addition, we plan to utilize third parties to perform various other services for us relating to adverse event reporting, safety database management and related services. If the quality or accuracy of the data maintained by these service providers is insufficient, we could be subject to regulatory sanctions. We do not currently have the internal capacity to perform these important commercial functions, and we may not be able to maintain commercial arrangements for these services on reasonable terms.

If the government or third-party payors fail to provide coverage and adequate coverage and payment rates for Acetavance or any future products we may license or acquire, if any, or if hospitals choose to use therapies that are less expensive, our revenue and prospects for profitability will be limited.*

In both domestic and foreign markets, our sales of any future products will depend in part upon the availability of coverage and reimbursement from third-party payors. Such third-party payors include government health programs such as Medicare, managed care providers, private health insurers and other organizations. In particular, many U.S. hospitals receive a fixed reimbursement amount per procedure for certain surgeries and other treatment therapies they perform. Because this amount may not be based on the actual expenses the hospital incurs, hospitals may choose to use therapies which are less expensive when compared to our product candidates. Accordingly, Acetavance or any other product candidates that we may in-license or acquire, if approved, will face competition from other therapies and drugs for these limited hospital financial resources. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to the satisfaction of hospitals, other target customers and their third-party payors. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

Governments continue to propose and pass legislation designed to reduce the cost of healthcare. In some foreign markets, such as Canada, the government controls the pricing of prescription pharmaceuticals. In these countries, pricing negotiated with governmental authorities can take six to 12 months or longer after the receipt of regulatory marketing approval for a product. In the U.S., we expect that there will be an increase in federal and state proposals to implement pricing controls for prescription drugs, and new legislation and regulations affecting the pricing of pharmaceuticals might change before our product candidates are approved for marketing. For example, the U.S. Congress is considering a number of legislative and regulatory proposals with an objective of ultimately reducing healthcare costs. Legislative and regulatory actions under consideration in the U.S. include health care reform initiatives that could significantly alter the market for pharmaceuticals (such as private health insurance expansion, the creation of competing public health insurance plans, a variety of proposals that would reduce government expenditures for prescription drugs to help finance healthcare reform, or the eventual transition of the U.S. multiple payer system to a single payer system). Other actions under consideration include proposals for government intervention in pharmaceutical pricing, changes in government reimbursement, an accelerated approval process for “follow-on” biologics, legalization of commercial drug importation into the U.S., and involuntary approval of medicines for OTC use. Such legislation could result in the exclusion of Acetavance and any other product candidates we may license or acquire from coverage and reimbursement programs, or lower the prices we would receive for our product candidates. Our revenues from the sale of any approved products could be significantly reduced as a result of these cost containment measures and reforms, which would negatively impact our profitability.

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

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of July 31, 2009, we had 53 full-time employees. We will need to continue to expand our managerial, commercial, financial and other resources in order to manage and fund our operations and prepare for the commercialization of Acetavance, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth, and we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

•

commence the hiring and training of an effective commercial organization in anticipation of the potential approval of Acetavance, and establish appropriate systems, policies and infrastructure to support that organization;

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

We may not be able to manage our business effectively if we are unable to attract and retain key personnel.*

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

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the product acquisition, development, regulatory and commercialization expertise of our senior management, particularly Theodore R. Schroeder, our President and Chief Executive Officer, James B. Breitmeyer, M.D., Ph.D., our Executive Vice President, Development and Chief Medical Officer, William R. LaRue, our Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary, and Scott Byrd, our Senior Vice President and Chief Commercial Officer. If we lose one or more of these key employees, our ability to successfully implement our business strategy could be seriously harmed. Replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel. Although we have employment agreements with Mr. Schroeder, Dr. Breitmeyer, Mr. LaRue and Mr. Byrd, these agreements are terminable at will at any time with or without notice and, therefore, we may not be able to retain their services as expected.

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

Our future growth depends on our ability to identify and acquire or in-license products and if we do not successfully identify and acquire or in-license related product candidates or integrate them into our operations, we may have limited growth opportunities.*

We in-licensed the rights to Acetavance from a third party who conducted the initial development of this product candidate, which is currently our only product candidate. An important part of our business strategy is to continue to develop a pipeline of product candidates by acquiring or in-licensing products, businesses or technologies that we believe are a strategic fit with our focus on the hospital marketplace. Future in-licenses or acquisitions, however, may entail numerous operational and financial risks, including:

•	exposure to unknown liabilities;

•	disruption of our business and diversion of our management’s time and attention to develop acquired products or technologies;

•	difficulty or inability to secure financing to fund development activities for such acquired or in-licensed technologies in the current economic environment;

•	incurrence of substantial debt or dilutive issuances of securities to pay for acquisitions;

•	higher than expected acquisition and integration costs;

•	increased amortization expenses;

•	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;

•	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and

•	inability to retain key employees of any acquired businesses.

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

Risks Related to Our Finances and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.*

We are a development stage company with a limited operating history. We have focused primarily on in-licensing and developing Acetavance and our former product candidate, Omigard, with the goal of supporting regulatory approval for these product candidates. We have incurred losses in each year since our inception in May 2004, including net losses of $57.1 million, $51.7 million and $52.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of June 30, 2009, we had an accumulated deficit of $190.3 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our development expenses to decrease over the next few years due to the completion of our clinical development program for Acetavance, and the discontinuation of our development program for Omigard. However, our expenses to support regulatory approval and product manufacturing in the first half of 2009 increased in connection with activities required to prepare and submit the NDA for Acetavance. Further, we expect to incur increased pre-commercialization expenses during the second half of 2009 as we prepare for the market launch of Acetavance. In addition, if we obtain regulatory approval for Acetavance, we expect to incur significant sales, marketing and outsourced manufacturing expenses, as well as continued development expenses. As a result, we expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We currently have no source of revenue and may never be profitable.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our development stage product candidates, and we do not know when, or if, we will generate any revenue. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	obtain regulatory approval for Acetavance, or any other product candidates that we may license or acquire;

•	manufacture commercial quantities of Acetavance, if approved, at acceptable cost levels; and

•	develop a commercial organization and the supporting infrastructure required to successfully market and sell Acetavance, if it is approved.

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

We will need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.*

Developing products for use in the hospital setting, conducting clinical trials, establishing outsourced manufacturing relationships and successfully manufacturing and marketing drugs that we may develop is expensive. We will need to raise additional capital to:

•

fund our operations and continue our efforts to hire additional personnel and build a commercial infrastructure to prepare for the commercialization of Acetavance, if approved by regulatory authorities;

•	qualify and outsource the commercial-scale manufacturing of our products under cGMP; and

•	in-license and develop additional product candidates.

In February 2009, we completed a private placement of common stock and warrants to purchase common stock, raising aggregate gross proceeds of approximately $86.6 million. We believe that with our currently available cash and cash equivalent balance, we have sufficient funds to meet our projected operating requirements for, at a minimum, the next twelve months. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•	the costs of establishing a commercial organization to sell, market and distribute Acetavance;

•

the rate of progress and costs of our efforts to prepare for the submission of an NDA for any product candidates that we may in-license or acquire in the future, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;

•

the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates, including any such costs we may be required to expend if our licensors are unwilling or unable to do so;

•	the cost and timing of securing sufficient supplies of Acetavance from our contract manufacturers in preparation for commercialization;

•	the costs and timing of regulatory approval;

•	the effect of competing technological and market developments;

•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish; and

•	the success of the commercialization of our products.

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

Our quarterly operating results may fluctuate significantly.*

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•

whether the FDA requires us to complete additional, unanticipated studies, tests or other activities prior to approving Acetavance, which would likely delay any such approval beyond the PDUFA user fee goal date;

•

if Acetavance is approved, our ability to establish the necessary commercial infrastructure to launch this product candidate without substantial delays, including hiring sales and marketing personnel and contracting with third parties for warehousing, distribution, cash collection and related commercial activities;

•	the timing of milestone payments required under our license agreement for Acetavance;

•	our execution of other collaborative, licensing or similar arrangements and the timing of payments we may make or receive under these arrangements;

•	variations in the level of expenses related to our future development programs;

•	any product liability or intellectual property infringement lawsuit in which we may become involved;

•	regulatory developments affecting Acetavance or the product candidates of our competitors; and

•	if Acetavance receives regulatory approval, the level of underlying hospital demand for this product candidate and wholesalers’ buying patterns.

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

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. As a result, we are required to periodically perform an evaluation of our internal controls over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404 of the Sarbanes-Oxley Act. Additionally, our independent auditors are required to perform a similar evaluation and report on the effectiveness of our internal controls over financial reporting. These efforts to comply with Section 404 and related regulations have required, and continue to require, the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal controls over financial reporting and all other aspects of Section 404, we cannot be certain that a material weakness will not be identified when we test the effectiveness of our control systems in the future. If a material weakness is identified, we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock.

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

Our stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and may prevent our stockholders from reselling our common stock at a profit.*

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, the volatility in the overall capital markets reached unprecedented levels during 2008, which affected most equity securities. Similar market volatility could reduce the market price of our common stock in spite of our operating performance. Further, high stock price volatility could result in higher stock-based compensation expense.

The trading prices for our common stock during the 52 weeks ending June 30, 2009 ranged from a high of $12.01 to a low of $4.39. The market price of our common stock is likely to continue to be highly volatile and may fluctuate substantially due to many factors, including:

•

announcements concerning the progress of our efforts to obtain regulatory approval for and commercialize Acetavance, including any requests we receive from the FDA for additional studies or data that result in delays in obtaining regulatory approval or launching this product candidate, if approved;

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

For example, in May 2009, we completed the registration of 18,059,691 shares of our common stock in connection with a financing transaction completed in February 2009. As a result, all of the shares currently outstanding may generally be freely sold in the public market, subject to volume and other limitations applicable to our affiliates. We have also registered all common stock that we may issue under our employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws.

In addition, certain of our officers have established, and other of our directors and executive officers may in the future establish, programmed selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

Our executive officers and directors and their affiliates may exercise control over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.

As of July 31, 2009, our executive officers and directors and their affiliates together controlled approximately 51.2% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets, and might affect the prevailing market price of our common stock.

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

We have paid no cash dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Furthermore, our amended loan and security agreement with Silicon Valley Bank, Oxford Finance Corporation and GE Business Financial Services Inc., restricts our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

On June 24, 2009, we held our Annual Meeting of Stockholders in San Diego, California. We solicited votes by proxy pursuant to proxy solicitation materials first distributed to our stockholders on or about May 6, 2009. The following is a brief description of the proposals voted on and approved at the meeting and a statement of the number of votes cast for and against and the number of abstentions:

1.	The election of Cam L. Garner, Brian G. Atwood and Samuel L. Barker as Class III directors for a three-year term expiring at the 2012 Annual Meeting of Stockholders:

Nominee	For	Withheld
Cam L. Garner	44,013,573	4,010,326
Brian G. Atwood	47,982,589	41,310
Samuel L. Barker	47,274,250	749,649

2.	The ratification of the audit committee’s selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009:

For	Against	Abstain
48,012,575	7,063	4,261

The following Class I and Class II directors continue to serve their respective terms which will expire on the date of our Annual Meeting of Stockholders in the year as noted:

Nominee	Position	Term Expires
Michael A. Berman	Class I director	2010
Todd W. Rich Theodore R. Schroeder	Class I director Class I director	2010 2010
James C. Blair	Class II director	2011
Alan D. Frazier	Class II director	2011
Christopher J. Twomey	Class II director	2011

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
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

CADENCE PHARMACEUTICALS, INC.

Dated: August 6, 2009	By:	/s/ WILLIAM R. LARUE
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