Form 10-Q
period 2009-09-30
CADENCE PHARMACEUTICALS INC
filed 2009-11-05
CIK 1333248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

As of October 31, 2009, there were 50,451,528 shares of the registrant’s Common Stock outstanding.

CADENCE PHARMACEUTICALS, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Balance Sheets at September 30, 2009 and December 31, 2008	1
	Condensed Statements of Operations for the three and nine months ended September 30, 2009 and 2008 and for the period from May 26, 2004 (inception) through September 30, 2009	2
	Condensed Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 and for the period from May 26, 2004 (inception) through September 30, 2009	3
	Notes to Condensed Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Submission of Matters to a Vote of Security Holders	44
Item 5.	Other Information	44
Item 6.	Exhibits	45

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$85,810,760	$47,627,246
Investments in marketable securities	10,741,522	-
Restricted cash	1,695,696	2,195,696
Prepaid expenses	435,063	144,118
Other current assets	134,364	75,556

Total current assets	98,817,405	50,042,616
Property and equipment, net	6,826,161	4,477,020
Restricted cash	189,738	537,586
Other assets	25,082	90,792

Total assets	$105,858,386	$55,148,014

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,997,956	$4,877,854
Accrued liabilities	5,599,841	9,063,310
Current portion of long-term debt	6,229,049	7,694,173
Other current liabilities	22,048	22,048

Total current liabilities	14,848,894	21,657,385
Deferred rent	725,625	952,274
Long-term debt, less current portion and discount of $201,785 and $377,396, respectively	1,650,996	6,098,113

Total liabilities	17,225,515	28,707,772

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized, 50,442,805 shares and 38,363,985 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	5,044	3,836
Additional paid-in capital	290,330,030	197,964,600
Accumulated other comprehensive income	4,540	-
Deficit accumulated during the development stage	(201,706,743)	(171,528,194)

Total stockholders’ equity	88,632,871	26,440,242

Total liabilities and stockholders’ equity	$105,858,386	$55,148,014

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from May 26, 2004 (Inception) through September 30, 2009
	2009	2008	2009	2008
Operating expenses:
Research and development	$4,924,778	$10,241,943	$15,144,099	$32,463,211	$152,780,004
Sales and marketing	2,608,441	664,143	4,330,695	2,175,120	11,272,085
General and administrative	3,762,851	2,754,064	9,549,203	8,323,996	37,517,197
Other	(944)	509	412,141	28,766	2,796,392

Total operating expenses	11,295,126	13,660,659	29,436,138	42,991,093	204,365,678

Loss from operations	(11,295,126)	(13,660,659)	(29,436,138)	(42,991,093)	(204,365,678)

Other (expense) income:
Interest income	99,430	370,948	223,296	1,395,762	7,367,988
Interest expense	(243,124)	(459,262)	(924,298)	(1,463,146)	(4,205,754)
Other expense	(2,285)	(22)	(41,409)	(4,269)	(503,299)

Total other (expense) income, net	(145,979)	(88,336)	(742,411)	(71,653)	2,658,935

Loss before income tax	(11,441,105)	(13,748,995)	(30,178,549)	(43,062,746)	(201,706,743)

Net loss	$(11,441,105)	$(13,748,995)	$(30,178,549)	$(43,062,746)	$(201,706,743)

Basic and diluted net loss per share(1)	$(0.23)	$(0.36)	$(0.63)	$(1.18)

Shares used to compute basic and diluted net loss per share(1)	50,364,493	38,116,063	48,189,177	36,371,272

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

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,		Period from May 26, 2004 (Inception) through September 30, 2009
	2009	2008
Operating activities
Net loss	$(30,178,549)	$(43,062,746)	$(201,706,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	406,371	392,708	1,718,726
Loss on disposal of assets	-	28,766	68,123
Impairment of long-lived assets	-	-	2,353,162
Adjustment to estimate of impairment of long-lived assets	(180,926)	-	(180,926)
Impairment of available-for-sale securities	45,461	-	450,000
Stock-based compensation	6,071,300	4,475,117	18,484,972
Non-cash interest expense	20,249	24,929	67,515
Amortization of discount on note payable	175,611	198,551	630,662
Amortization of premiums on available-for-sale securities, net of accretion of discounts	53,650	-	53,650
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(402,037)	445,254	(714,306)
Accounts payable	(1,870,231)	2,310,425	2,851,552
Accrued liabilities and other liabilities	(4,572,813)	(3,736,206)	3,768,074

Net cash used in operating activities	(30,431,914)	(38,923,202)	(172,155,539)

Investing activities
Purchases of marketable securities	(10,738,348)	-	(18,188,348)
Maturities of marketable securities	-	-	7,000,000
Restricted cash	847,848	134,000	(1,885,434)
Purchases of property and equipment	(1,607,808)	(1,212,692)	(8,119,320)
Proceeds from the sale of property and equipment	-	195	195

Net cash used in investing activities	(11,498,308)	(1,078,497)	(21,192,907)

Financing activities
Proceeds from issuance of common stock, net	86,295,338	49,147,447	192,426,453
Disbursements from repurchase of common stock	-	-	(19,075)
Proceeds from sale of preferred stock, net	-	-	78,933,748
Borrowings under debt agreements	-	-	21,955,000
Payments under debt agreements	(6,181,602)	(3,475,806)	(14,136,920)

Net cash provided by financing activities	80,113,736	45,671,641	279,159,206

Net increase in cash and cash equivalents	38,183,514	5,669,942	85,810,760
Cash and cash equivalents at beginning of period	47,627,246	55,392,921	-

Cash and cash equivalents at end of period	$85,810,760	$61,062,863	$85,810,760

Supplemental disclosures
Issuance of warrants in connection with loan and security agreement	$-	$-	$787,448
Assets acquired through lease concessions	$-	$-	$1,190,530
Property and equipment purchases in accounts payable and accrued expenses	$1,147,704	$-	$1,147,704
Unrealized gain (loss) on investment securities	$4,540	$(125,405)	$4,540
Cash paid for interest and fees	$671,424	$1,160,240	$3,187,055

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	The Company

Cadence Pharmaceuticals, Inc. (the “Company”) was incorporated in the state of Delaware in May 2004. The Company is a biopharmaceutical company focused on in-licensing, developing and commercializing proprietary product candidates principally for use in the hospital setting. The Company’s primary activities since incorporation have been conducting research and development activities, including clinical trials, of the product candidates in its portfolio; organizational activities, including recruiting personnel, establishing office facilities; and raising capital to fund these activities. To date, the Company has in-licensed rights to two late-state product candidates, Acetavance™, an intravenous formulation of acetaminophen, and Omigard™, an omiganan pentahydrochloride 1% aqueous gel. In May 2009, the Company submitted a New Drug Application (“NDA”), for Acetavance, which was accepted for filing by the U.S. Food and Drug Administration (“FDA”) and designated for priority review by the agency in July 2009. In March 2009, the Company announced that its Phase III clinical trial of Omigard did not meet its primary endpoint, and that it was discontinuing its development efforts for this product candidate because the results would not support an NDA submission. At the same time, the Company implemented cost reduction measures and restructured its operations to make additional resources available for its Acetavance development program and other operating activities. Since the Company has not begun principal operations of commercializing Acetavance, the Company is considered to be a development stage company.

The Company is currently evaluating alternative product names for intravenous acetaminophen because the FDA has rejected the initial proposed name, Acetavance. Although the Company has submitted alternative product names to the FDA for evaluation, this product candidate will continue to be referred to as Acetavance in this report.

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

The Company has evaluated subsequent events through November 5, 2009, which is the date these financial statements were issued, and does not believe there are any material subsequent events that would require further disclosure.

Stock-Based Compensation

Stock option awards. Stock options are currently valued using the Black-Scholes option pricing model on the date of grant. This option pricing model involves a number of estimates, including the expected lives of stock options, the Company’s anticipated stock volatility and interest rates. The following table summarizes the weighted average estimates the Company used in the Black-Scholes option-pricing model during the three and nine months ended September 30, 2009 and 2008, to determine the fair value of employee and non-employee director stock options granted during each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Risk free interest rates	2.7%	3.2%	2.1%	2.9%
Expected life in years	6.1 years	6.0 years	6.0 years	6.0 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	71.8%	70.0%	71.8%	70.0%

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

Restricted stock awards. Restricted stock units (“RSUs”) are valued based on the fair market value of the Company’s stock on the date of grant. In August 2009, the Company granted a total of 300,500 RSUs to certain officers and employees. One-half of the RSUs vest upon the approval by the FDA of the NDA for Acetavance, if such approval occurs prior to December 31, 2009. The remaining half vest upon the first anniversary of the approval by the FDA of the NDA for Acetavance.

Compensation expense for all stock-based payment awards is recognized using the straight-line method. Stock-based compensation expense recognized during the period is based on the value of the portion of awards that is ultimately expected to vest. Hence, the gross expense is reduced for estimated forfeitures and adjusted for the probability of achieving performance criteria. More specifically, the performance conditions for the August 2009 RSU grants were considered probable of being achieved as of September 30, 2009, and therefore stock-based compensation expense of $789,187 related to the RSU grants was recognized during the three months ended September 30, 2009. The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from May 26, 2004 (Inception) through September 30,
	2009	2008	2009	2008	2009
Research and development	$1,132,762	$648,128	$2,159,261	$1,501,684	$5,930,668
Sales and marketing	161,335	15,077	230,967	46,042	326,065
General and administrative	1,554,112	970,392	3,681,072	2,927,391	12,228,240

Stock-based compensation expense included in operating expenses	2,848,209	1,633,597	6,071,300	4,475,117	18,484,973

Total stock-based compensation expense included in loss from operations	$2,848,209	$1,633,597	$6,071,300	$4,475,117	$18,484,973

Fair Value Reporting

The Company’s financial instruments consist of cash and cash equivalents, available-for-sale securities, accounts payable, accrued liabilities and long-term debt. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The fair value of available-for-sale securities is based upon market prices quoted on the last day of the fiscal period.

Effective January 1, 2008, the Company adopted new authoritative guidance for fair value measurements. This new guidance defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements, but does not require any new fair value measurements. The valuation techniques included in the guidance are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect market assumptions and are classified into the following fair value hierarchy:

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

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table presents further detail of the financial instruments carried at fair value on the Company’s balance sheet as of September 30, 2009. The table does not include assets and liabilities which are measured at historical cost or on any basis other than fair value:

Description	Total Carrying Value	Fair Value Measurements as of September 30, 2009
		Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents:
Money market funds	$84,130,072	$84,130,072	$-	$-	$84,130,072
Debt instruments – U.S. Government agencies	1,489,544	1,489,544	-	-	1,489,544
Investments in marketable securities – short-term:
Debt instruments – U.S. Government agencies	10,741,522	10,741,522	-	-	10,741,522

Assets at fair value	$96,361,138	$96,361,138	$-	$-	$96,361,138

3.	Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted the guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. If it is determined that the instrument is linked to an entity’s own stock, it would qualify as a scope exception for derivative accounting. The warrants issued by the Company in its February 2009 private placement were determined to be indexed to its own stock and therefore, and in accordance with other relevant guidance, were accounted for as permanent equity. See Note 11 for further discussion.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued guidance regarding subsequent events, which is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective for financial statements issued for interim and annual financial periods ending after June 15, 2009 and the Company adopted the provisions for the quarter ended June 30, 2009. This adoption of the guidance did not have a material effect on the Company’s financial statements. See Note 2 for the Company’s disclosure regarding its evaluation of subsequent events.

In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which replaces the previous guidance, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. GAAP, authoritative and non-authoritative. Under the standard, the FASB Accounting Standards Codification (the “Codification”) is the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. This standard is effective for financial statements issued for interim and annual financial periods ending after September 15, 2009 and the Company adopted the provisions for the quarter ended September 30, 2009. Adoption of the standard has not had a material impact on the Company’s financial statements.

4.	Net Loss Per Share

Net loss per share is presented as basic and diluted net loss per share. Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options, restricted stock units and warrants are considered to be common stock equivalents and are not included in the calculations of diluted net loss per share as their effect is antidilutive. Additionally, the restricted stock units granted during the three months ended September 30, 2009 were excluded from the basic net loss calculation as these units do not include dividend rights and therefore are not considered to be participating securities.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

The actual net loss per share amounts for the three and nine months ended September 30, 2009 and 2008 were computed based on the weighted average shares of common stock outstanding during the respective periods. The net loss per share for the three and nine months ended September 30, 2009 includes the effect of the (i) 12,039,794 common shares issued pursuant to a private placement in the first quarter of 2009 and (ii) 9,240,307 common shares issued pursuant to an effective shelf registration in the first quarter of 2008. The net loss per share for the three and nine months ended September 30, 2008 includes only the effect of the 9,240,307 common shares issued pursuant to an effective shelf registration in the first quarter of 2008. As a result of the issuance of these common shares, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented.

The following is a reconciliation of the basic and diluted shares for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Shares for basic and dilutive net loss per share:

Weighted average common shares outstanding	50,430,608	38,357,478	48,297,103	36,669,055
Weighted average unvested common shares subject to repurchase	(66,115)	(241,415)	(107,926)	(297,783)

Denominator for basic and diluted earnings per share	50,364,493	38,116,063	48,189,177	36,371,272

At September 30, 2009 and 2008, stock options, restricted stock units, and warrants totaling 11,317,818 and 3,919,583 shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

5.	Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Components of comprehensive income (loss) include foreign currency translation adjustments and unrealized gains and losses on the changes in fair value of investments. These components are added, net of their related tax effect, to the reported net income (loss) to arrive at comprehensive income (loss). The components of other comprehensive loss for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from May 26, 2004 (Inception) through September 30,
	2009	2008	2009	2008	2009
Net loss	$(11,441,105)	$(13,748,995)	$(30,178,549)	$(43,062,746)	$(201,706,743)

Other comprehensive income:
Net unrealized gain (loss) on available-for-sale investments	4,540	(27,214)	4,540	(125,405)	4,540

Comprehensive loss	$(11,436,565)	$(13,776,209)	$(30,174,009)	$(43,188,151)	$(201,702,203)

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.	Property and Equipment

Property and equipment for operations were as follows:

	September 30, 2009	December 31, 2008
Property and equipment:
Leasehold improvements	$1,592,404	$1,592,404
Computer equipment and software	739,370	607,319
Furniture and fixtures	465,366	427,811
Construction-in-process	5,594,879	3,008,972

	8,392,019	5,636,506
Less accumulated depreciation	(1,565,858)	(1,159,486)

Total	$6,826,161	$4,477,020

For the three months ended September 30, 2009 and 2008, the Company incurred depreciation expense of $135,052 and $133,852, respectively. For the nine months ended September 30, 2009 and 2008, the Company incurred depreciation expense of $406,371 and $392,708, respectively. Since May 26, 2004 (inception) through September 30, 2009, the Company has incurred depreciation expense of $1,718,726.

7.	Investments in Marketable Securities

The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at September 30, 2009 and December 31, 2008 consisted of the following:

At September 30, 2009	Amortized Cost Basis	Other-than- temporary Impairments	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
Debt instruments – U.S. Government agencies	$12,226,526	$-	$4,540	$-	$12,231,066

	$12,226,526	$-	$4,540	$-	$12,231,066

At December 31, 2008	Amortized Cost Basis	Other-than- temporary Impairments	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
Equity securities	$450,000	$(404,539)	$-	$-	$45,461

	$450,000	$(404,539)	$-	$-	$45,461

Investments by contractual maturity are as follows:

	September 30, 2009		December 31, 2008
	Cost	Fair Value	Cost	Fair Value
Due or callable in one year or less	$12,226,526	$12,231,066	$-	$-
Due after one year	$-	$-	$-	$-

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a methodology that reviews specific securities in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the Company’s intent and ability to hold the investment and extent to which the fair value is less than cost; the financial health of and business outlook for the issuer; and

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

operational and financing cash flow factors. During the fourth quarter of 2008, the Company recorded an other-than-temporary impairment charge of $176,539 to reduce the book value of the Company’s equity security position in its Migenix holding to the current fair value. In the first and second quarters of 2009, the Company recorded charges of $25,690 and $19,771, respectively, to impair the remaining balance of the security holding after the Company discontinued its Omigard program.

8.	Omigard Restructuring Charges

In March 2009, the Company announced its decision to discontinue the development of its Omigard product candidate. This decision was due to the failure of the Company’s Phase III clinical trial of Omigard to meet its primary endpoint and the Company’s belief that the results of this clinical trial would not support an NDA submission. In connection with the discontinuation of the development of Omigard, the Company implemented a corporate restructuring in order to reduce, and eventually eliminate, costs associated with the Omigard program, including the termination of 11 employees. The Company recorded impairment charges in the fourth quarter of 2008 of $2,353,162 with respect to certain Omigard manufacturing equipment, and recorded restructuring charges of $650,786 in the first quarter of 2009 for severance-related costs and the termination of contractual obligations. During the second and third quarters of 2009, the Company recorded an adjustment to the impairment charge taken on the manufacturing equipment, reducing the charge by $180,699 and $227, respectively, as actual costs incurred in disposing of the assets were less than anticipated. Additionally, adjustments of $57,002 and $717, respectively, were recorded to the severance obligation in the second and third quarters of 2009. All of the charges and adjustments are included in the Company’s “Other” operating expenses on the condensed statement of operations. As of September 30, 2009, a liability of $113,310, included in “Accrued liabilities” on the condensed balance sheet, remains for the unpaid portion of the restructuring liability for severance-related costs and termination of contractual obligations. There was no such liability at December 31, 2008.

The following table details the restructuring charges for severance-related costs and termination of contractual obligations for periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from May 26, 2004 (Inception) through September 30,
	2009	2008	2009	2008	2009
Beginning restructuring liability	$302,397	$-	$-	$-	$-
Severance and termination charges incurred	-	-	650,786	-	650,786
Adjustments to severance and termination charges	(717)	-	(57,719)	-	(57,719)
Severance and termination disbursements	(188,370)	-	(479,757)	-	(479,757)

Ending restructuring liability	$113,310	$-	$113,310	$-	$113,310

Further, on May 8, 2009, the Company notified Migenix, Inc. (“Migenix”) of the termination of the license agreement for Omigard, and informed Solvay, S.A. (“Solvay”) of its intention to terminate the long-term supply agreement and a related license agreement for the active ingredient in Omigard. The termination of the long-term supply agreement and related license agreement became effective on July 7, 2009. No charges were incurred from the termination of these agreements. See Note 10 for further discussion.

9.	Loan and Security Agreement

In February 2006, the Company entered into a $7,000,000 Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank and Oxford Finance Corporation to provide growth capital to the Company. In June 2006, the Company drew down $7,000,000 under the Agreement at a fixed interest rate of 11.47% and in July 2009, the Company made the final payment to retire the obligation.

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

As of September 30, 2009 and December 31, 2008, the aggregate principal balance of the loans, net of the loan discount, included on the Company’s balance sheets was $7,880,045 and $13,792,286, respectively.

Warrants

In connection with the Second Amendment to the Agreement with Silicon Valley Bank, Oxford Finance Corporation and GE Business Financial Services Inc., the Company issued six fully exercisable warrants to the lenders to purchase an aggregate of 50,331 shares of the Company’s common stock at an exercise price of $12.67 per share, expiring November 30, 2014. The Company determined the fair value of these warrants to be $473,876, using the Black-Scholes valuation model. The value of the warrants was recorded as a discount to the note payable, and will be amortized to interest expense over the expected term of the loan agreement. The warrants were valued using the following assumptions: risk-free interest rate of 3.64%; dividend yield of 0.0%; expected volatility of 70.0%; and a contractual term of seven years. As of September 30, 2009, all warrants related to the Second Amendment were outstanding.

10.	Commitments and Contingencies

Leases

In May 2006, the Company entered into a six-year operating lease for 23,494 square feet of office space. The Company received certain tenant improvement allowances and rent abatement and has an option to extend the lease for five years following the expiration of the initial term. Monthly rental payments are adjusted on an annual basis and the lease expires in September 2012. As security for the lease, a letter of credit in the initial amount of $1,581,130 was required by the landlord. The letter of credit is collateralized by a certificate of deposit in the same amount that is classified as restricted cash in the Company’s balance sheet. The required amount subject to the letter of credit and corresponding certificate of deposit may be reduced by 22% on each of the first four anniversaries of the commencement of the lease. During the fourth quarter of 2007 and the first quarter of 2009, the letter of credit was reduced by $347,848 each in accordance with the agreement and the related restricted cash was adjusted by a like amount. In January 2007, the Company entered into a sublease agreement for a portion of its unused office space. The sublease agreement expired during the third quarter of 2009 and the Company has since recaptured the space to support its growth.

Rent expense, net of sublease rent income, for the three months ended September 30, 2009 and 2008 was $154,272 and $144,857, respectively. Rent expense, net of sublease rent income, for the nine months ended September 30, 2009 and 2008 was $438,764 and $423,950, respectively. Since May 26, 2004 (inception) through September 30, 2009, the Company has incurred total net rent expense of $2,560,004.

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

The Supply Agreement also requires the Company to fund specified improvements at Baxter’s manufacturing facility and purchase certain equipment for use by Baxter in manufacturing Acetavance. As of September 30, 2009, the Company has reimbursed Baxter for a portion of the facility improvements and has expensed the costs as they have been incurred. The equipment purchased for the manufacturing of Acetavance to which the Company retains title is being capitalized as it has alternative future uses and will be amortized over the life of the equipment. At the time of termination, the Supply Agreement requires the Company to reimburse Baxter for all reasonable costs for the de-installation of the Company’s equipment and the restoration of Baxter’s manufacturing facility to its pre-installation condition. The Company is not able to reasonably estimate the cost and the timing of these expenses at this time and therefore cannot reasonably estimate the fair value of the retirement obligation.

In anticipation of the execution of the Supply Agreement, the Company entered into an irrevocable standby letter of credit in favor of Baxter in January 2007. The letter of credit was for an initial amount of $3,268,000 and was based on anticipated costs to be incurred by Baxter for the improvements at Baxter’s manufacturing facility and the purchase of equipment to be used by Baxter in the manufacturing of the finished drug product. Under the terms of the Supply Agreement, the amount of the letter of credit may be reduced on a quarterly basis following the execution of the Supply Agreement for the costs the Company has reimbursed Baxter to fund the specified facility improvements or equipment purchases. As of September 30, 2009, at the request of the Company and based upon the costs reimbursed to Baxter by the Company, the letter of credit had been reduced by $2,268,000 to $1,000,000. The letter of credit in favor of Baxter is collateralized by a certificate of deposit which may be drawn down in part or in whole by Baxter in the event the Company fails to perform its obligations to fund the specified facility improvements or equipment purchases. As of September 30, 2009, the certificate of deposit had been reduced to $1,000,000 in accordance with the reduction in the letter of credit.

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

License Agreements and Acquired Development and Commercialization Rights

In March 2006, the Company in-licensed the technology and the exclusive development and commercialization rights to its Acetavance product candidate in the U.S. and Canada from Bristol-Myers Squibb Company (“BMS”). BMS sublicensed these rights to the Company under a license agreement with SCR Pharmatop S.A. As consideration for the license, the Company paid a $25,000,000 up-front fee, and may be required to make future milestone payments totaling up to $40,000,000 upon the achievement of various milestones related to regulatory and commercial events, including payments totaling $15,000,000 upon the approval of the Company’s NDA for Acetavance. In addition, the Company is obligated to pay a royalty on net sales of the licensed products and has the right to grant sublicenses to third parties. All payments made to date related to the BMS agreement have been recognized as research and development expense.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

In July 2004, the Company in-licensed from Migenix the technology and the exclusive development and commercialization rights to its omiganan pentahydrochloride product candidate for the prevention and treatment of device-related, wound-related and burn-related infections in North America and Europe. As a result of the discontinuation of the Omigard development program, on May 8, 2009, the Company terminated the collaboration and license agreement between the Company and Migenix for this product candidate. No charges were incurred from the termination of this agreement. The Company has disclosed the final results of its Phase III clinical trial of Omigard in several scientific forums and intends to complete its other regulatory obligations related to the closure of this study.

11.	Stockholder’s Equity

Private Placement

In February 2009, the Company issued 12,039,794 shares of its common stock at a purchase price of $7.13 per share pursuant to a private placement. In addition to the shares of the Company’s common stock, warrants to purchase up to 6,019,897 additional shares of the Company’s common stock were also issued as part of the transaction at a price of $0.125 per warrant. Each warrant is immediately exercisable and has a five-year term. The warrants may be exercised through either cash or net exercise for one share of common stock at a price of $7.84 and have been accounted for as permanent equity. As of September 30, 2009, all warrants related to the private placement were outstanding.

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

Shelf Registration

On November 30, 2007, the Company filed a shelf registration statement (the “Common Stock Registration Statement”) that was declared effective by the SEC on December 11, 2007. The Common Stock Registration Statement authorized the Company to sell shares of its common stock from time to time in one or more offerings, with an aggregate offering price of up to $100,000,000. In February 2008, the Company issued 9,240,307 shares of its common stock at a purchase price of $5.34 per share pursuant to a registered direct offering under the Common Stock Registration Statement. The registered direct offering raised proceeds, net of offering costs, of $49,139,017 and the purchasers in the offering consisted of new investors and existing stockholders, including executive officers and directors of the Company. On September 4, 2009, the Company filed a universal shelf registration statement (the “Universal Self Registration Statement”) to allow the Company to sell up to $100,000,000 of debt securities, preferred stock, common stock, debt warrants and equity warrants. The Universal Shelf Registration Statement was subsequently declared effective on September 17, 2009 by the SEC and as a result, the Company filed an amendment to its Common Stock Registration Statement on the same day to deregister all of the remaining shares of common stock originally registered by the Common Stock Registration Statement. This amendment to deregister the remaining shares under the Common Stock Registration Statement was declared effective by the SEC on September 18, 2009.

12.	Income Taxes

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 2004 and forward are subject to examination by the Federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest and/or penalties related to income tax matters in the Company’s condensed balance sheets at September 30, 2009 or December 31, 2008, and has recognized no interest and/or penalties in the Company’s condensed statement of operations for the three and nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, the Company had not recorded any unrecognized tax benefits.

The Company has not completed a Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. Until this analysis has been completed, the Company has removed the deferred tax assets for net operating losses from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its unrecognized tax benefits. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

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

We were incorporated under the laws of the State of Delaware in May 2004. Our principal executive offices are located at 12481 High Bluff Drive, Suite 200, San Diego, California 92130 and our telephone number is (858) 436-1400. Information about the company is also available on our website at www.cadencepharm.com, which includes links to reports we have filed with the Securities and Exchange Commission, or SEC, available free of charge. The contents of our website are not incorporated by reference in this Quarterly Report on Form 10-Q.

The U.S. Patent and Trademark Office has issued a Notice of Allowance in connection with our intent-to-use trademark application for the mark Cadence™, and we have applied for U.S. trademark registration for Acetavance™. This report also contains trademarks of others, including Perfalgan®. We are currently evaluating alternative product names for intravenous acetaminophen because the FDA has rejected the initial proposed name, Acetavance. Although we have submitted alternative product names to the FDA for evaluation, this product candidate will continue to be referred to as Acetavance throughout this report.

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

We are a development stage company and we have incurred significant net losses since our inception. As of September 30, 2009, we had an accumulated deficit of $201.7 million. These losses have resulted principally from costs incurred in connection with research and development activities, including license fees, costs of clinical trial activities associated with our product candidates and general and administrative expenses. We expect to continue to incur operating losses for the next several years as we commercialize Acetavance, if approved by the FDA, and acquire or in-license additional products, technologies or businesses that are complementary to our own.

In October 2006, we completed an initial public offering in which we sold 6.0 million shares of our common stock at $9.00 per share and received aggregate net proceeds of $48.4 million (after underwriting discounts and offering costs). In November 2006, following exercise of the underwriters’ over-allotment option, we sold 0.9 million shares of our common stock at $9.00 per share and received aggregate net proceeds of $7.5 million (after underwriting discounts). In February 2008, we completed a registered direct offering pursuant to an effective shelf registration statement under which we issued and sold 9.2 million shares of common stock at $5.34 per share and received aggregate net proceeds of approximately $49.1 million (after offering costs). In February 2009, we raised additional funds by completing a private placement of approximately 12.0 million shares of common stock at a price of $7.13 per share, and warrants to purchase up to approximately 6.0 million additional shares of common stock at a price of $0.125 per warrant, for aggregate net proceeds of $86.2 million (after offering costs). Each warrant has a five-year term and is exercisable in cash or by net exercise for one share of common stock at a price of $7.84. As of September 30, 2009, all of the warrants remain outstanding.

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

The following table summarizes our research and development expenses included in our statements of operations by project for the periods indicated. Costs that are not attributable to a specific product candidate, including salaries and related personnel costs, are included in the “other supporting costs” category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from May 26, 2004 (Inception) through September 30,
	2009	2008	2009	2008	2009
Acetavance(1)	$1,555	$4,773	$4,651	$12,246	$62,044
Omigard(2)(3)	61	2,512	1,596	12,844	57,392
Other supporting costs	3,309	2,957	8,897	7,373	33,344

	$4,925	$10,242	$15,144	$32,463	$152,780

(1)

We paid an up-front license fee of $25.0 million in 2006 for Acetavance, which is included in the costs for the period from May 26, 2004 (inception) through September 30, 2009. We may be required to make future milestone payments totaling up to $40.0 million upon the achievement of various milestones related to regulatory and commercial events in addition to royalties on the sales of the licensed products, including payments totaling $15.0 million upon the approval of our NDA by the FDA.

(2)

We paid an up-front license fee of $2.0 million in 2004 for Omigard, of which $1.5 million is included in the costs for the period from May 26, 2004 (inception) through September 30, 2009. As a result of the termination of our collaboration and license agreement with Migenix, Inc., or Migenix, on May 8, 2009, we will not be obligated to make any future milestone or royalty payments with respect to this product candidate.

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

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of market research studies and pre-launch marketing activities, fees related to the establishment of our commercial infrastructure, salaries, benefits and professional fees related to building our sales and marketing capabilities. We anticipate substantial increases in our sales and marketing expenses as we continue to develop and prepare for the potential commercialization of Acetavance, including the addition of marketing and hospital-focused sales personnel to market our products to physicians, nurses, group purchasing organizations and third-party payors.

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

Income Taxes

A deferred tax asset is recognized for temporary differences that will result in deductible amounts in future years and for carryforwards. In addition, a valuation allowance is recognized if, based on existing facts and circumstances, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. As of December 31, 2008, we had both federal and state net operating loss carryforwards of approximately $131.9 million, and both federal and state research and development tax credit carryforwards of approximately $3.1 million and $1.3 million, respectively. If not utilized, the net operating loss carryforwards will begin expiring in 2024 for federal purposes and 2014 for state purposes. The federal tax credits will begin expiring in 2024 unless previously utilized and the state tax credits carryforward indefinitely. Under Section 382/383 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards and development tax credit carryforwards that could be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the utilization of the net operating losses and tax credits before they expire. We have not completed a Section 382/383 study at this time. Until this analysis is completed, we have removed the deferred tax assets and research and development credits from our deferred tax asset schedule, and have recorded a corresponding decrease to our valuation allowance. When this analysis is completed, we plan to update the unrecognized tax benefits if it is more likely than not that some portion, or all, of the deferred tax asset will be realized. As of September 30, 2009, we have not recognized any federal or state income tax benefit in our statement of operations. We recognize the impact of an uncertain income tax position taken on our income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. As of September 30, 2009, we have not recorded any unrecognized tax benefits.

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

Our most critical accounting estimates include our recognition of research and development expenses, which impacts operating expenses and accrued liabilities; stock-based compensation which impacts operating expenses; and the assessment of recoverability of long-lived assets. We also have other policies that we consider to be key accounting policies, such as our policies for deferred income tax assets and liabilities; and our reserves for commitments and contingencies; however, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments, and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates.

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

Stock-Based Compensation

We account for stock-based compensation by calculating the fair value of the award on the date of grant and recognize the expense over the applicable vesting period. We calculate the fair value of stock options using the Black-Scholes pricing model, which requires a number of estimates, including the expected lives of awards, interest rates, stock volatility and other assumptions. Restricted stock units, or RSUs, are measured based on the fair market values of the underlying stock on the dates of grant. We apply a forfeiture rate to estimate the number of grants that will ultimately vest. If the awards are performance based, we also assess the likelihood of the vesting conditions occurring and apply an appropriate factor in recognizing the expense.

The table below summarizes the stock-based compensation expense included in our statements of operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from May 26, 2004 (Inception) through September 30,
	2009	2008	2009	2008	2009
Research and development	$1,133	$648	$2,159	$1,502	$5,931
Sales and marketing	161	15	231	46	326
General and administrative	1,554	970	3,681	2,927	12,228

Stock-based compensation expense included in operating expenses	2,848	1,633	6,071	4,475	18,485

Total stock-based compensation expense included in loss from operations	$2,848	$1,633	$6,071	$4,475	$18,485

As of September 30, 2009, the total future compensation expense related to the current unvested stock options and RSUs is approximately $16.1 million.

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

Results of Operations

Three-Month Periods Ended September 30, 2009 and 2008

Operating expenses

Research and Development Expenses. Research and development expenses decreased $5.3 million to $4.9 million for the three months ended September 30, 2009, from $10.2 million for the comparable period in 2008. This reduction is primarily due to decreased clinical trial activity in 2009 as compared to 2008 as we completed our clinical development program and filed our NDA for Acetavance in May 2009. Further, in March 2009, we discontinued our development efforts for our Omigard product candidate as our Phase III clinical trial for this drug did not meet its primary endpoint and the results would not support an NDA submission. More specifically, the reduction in research and development expenses for the three months ended September 30, 2009, as compared to the three months ending September 30, 2008, can be attributed to the following:

•	a decrease of $3.2 million in spending under our Acetavance program, primarily due to a reduction in clinical research expenses as we completed our development program in early 2009;

•

a decrease of $2.5 million in spending under our Omigard program, primarily due to a reduction in spending related to the completion of enrollment in our CLIRS clinical trial in April 2008 and the subsequent discontinuation of our Omigard development program, and reduced expenses related to the discontinuation of our efforts to prepare for the commercial manufacturing of this product candidate; and

•

an increase of $0.4 million in other supporting costs, primarily related to an additional $0.5 million in stock-based compensation charges from an increase in equity awards outstanding during the 2009 period which was partially offset by a reduction in other salary and related personnel costs.

We expect that our development expenses in 2009 will continue to be considerably lower than we have historically reported as we have completed or discontinued our existing clinical development programs. However, expenses related to the commercial launch of Acetavance are expected to continue to increase in 2009 and partially offset the decline in clinical development expenses.

Sales and Marketing Expenses. Sales and marketing expenses increased $1.9 million for the three months ended September 30, 2009, to $2.6 million, from $0.7 million for the comparable period in 2008. This increase was primarily due to the initiation of our commercial and supply operation functions during 2009, as we establish our commercial infrastructure in preparation for the potential commercialization of Acetavance. In addition, advertising, promotion and market research expenses for the 2009 period increased as we prepare for the potential commercial launch for Acetavance. This increase in spending under our Acetavance program more than offset a reduction in spending under our Omigard program and we anticipate our sales and marketing expenses will increase substantially in the future as we continue to prepare for the potential commercial launch of Acetavance.

General and Administrative Expenses. General and administrative expenses increased $1.0 million for the three months ended September 30, 2009 to $3.8 million, from $2.8 million for the comparable period in 2008. This increase was primarily due to increases in salaries and related personnel costs during the 2009 period, including an additional $0.6 million in stock-based compensation charges from additional equity awards outstanding during the 2009 period as compared to the same period in 2008.

Other income and expense net

Our net other expense for the three months ended September 30, 2009 was $ 0.1 million, an increase of less than $0.1 million as compared to the three months ended September 30, 2008. This change was primarily due to a lower average yield earned on our investments during the three months ended September 30, 2009 as compared to the same period in 2008, mostly offset by lower interest expense incurred during the 2009 period due to the principal payments we have been making on the outstanding balance under our loan and security agreement. The aggregate balance of the loans as of September 30, 2009 and December 31, 2008, net of the loan discount, included on our condensed balance sheets was $7.9 million and $13.8 million, respectively.

Nine-Month Periods Ended September 30, 2009 and 2008

Operating expenses

Research and Development Expenses. Research and development expenses decreased $17.3 million to $15.1 million for the nine months ended September 30, 2009, from $32.4 million for the comparable period in 2008. This reduction was primarily due to decreased clinical trial activity in 2009 as compared to 2008, as we completed our existing clinical development programs and filed our NDA for Acetavance in May 2009. Further, in March 2009, we discontinued our development efforts for our Omigard product candidate as our Phase III clinical trial for this drug did not meet its primary endpoint and the results would not support an NDA submission. More specifically, the reduction in research and development expenses for the nine months ended September 30, 2009, as compared to the nine months ending September 30, 2008, can be attributed to the following:

•

a decrease of $11.2 million in spending under our Omigard program, primarily due to a reduction in spending related to the completion of enrollment in our CLIRS clinical trial in April 2008 and the subsequent discontinuation of our Omigard development program, and reduced expenses related to the discontinuation of our efforts to prepare for the commercial manufacturing of this product candidate;

•

a decrease of $7.6 million in spending under our Acetavance program due to a reduction in clinical research expenses as we completed our development program for this product candidate in early 2009; and

•

an increase of $1.5 million in other supporting costs, primarily related to additional salary and related personnel costs during the nine months ended September 30, 2009 as compared to the same period in 2008, including an additional $0.7 million in stock-based compensation charges from additional equity awards outstanding during the 2009 period as compared to the same period in 2008.

Sales and Marketing Expenses. Sales and marketing expenses increased $2.1 million for the nine months ended September 30, 2009, to $4.3 million, from $2.2 million for the comparable period in 2008. This increase was primarily due to development of our commercial and supply operation functions during 2009 as we establish our commercial infrastructure in preparation for the potential commercialization of Acetavance. Partially offsetting this increase is a decline in marketing spending under our Omigard program for the 2009 period as compared to the same period in 2008 as we discontinued the Omigard program.

General and Administrative Expenses. General and administrative expenses increased $1.2 million for the nine months ended September 30, 2009 to $9.5 million, from $8.3 million for the comparable period in 2008. This increase was primarily due to increases in salaries and related personnel costs during the nine months ended September 30, 2009 as compared to the same period in 2008, including an additional $0.8 million in stock-based compensation charges from additional equity awards outstanding during the 2009 period as compared to the same period in 2008.

Other Operating Expenses. During the nine months ended September 30, 2009, we recorded restructuring charges of $0.6 million related to the discontinuation of our Omigard development plan. These charges include severance costs associated with a reduction in force of 11 employees and other costs associated with the termination of contractual obligations related to the Omigard program. Additionally, we recorded an adjustment to the previously recorded impairment charge on our Omigard manufacturing equipment, reducing the charge by $0.2 million. During the nine months ended September 30, 2008, we recorded a loss on the disposal of assets of less than $0.1 million.

Other income and expense net

Our net other expense for the nine months ended September 30, 2009 increased $0.6 million to $0.7 million, from $0.1 million for the nine months ended September 30, 2008. This change was due to a lower average yield earned on our investments during the nine months ended September 30, 2009 as compared to the same period in 2008, partially offset by a higher average cash balance during the 2009 period as compared to the 2008 period. Interest expense decreased $0.6 million for the nine months ended September 30, 2009 to $0.9 million, from $1.5 million for the nine months ended September 30, 2008. This decrease was due to the principal payments we have been making on the outstanding balance under our loan and security agreement.

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

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:

•	the potential for delays in our efforts to seek regulatory approval for Acetavance, and any costs associated with delays;

•	the costs of establishing a commercial organization to sell, market and distribute Acetavance;

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

•

if Acetavance is approved, the potential that we may be required to file a lawsuit to defend our patent rights or regulatory exclusivities from challenges by companies seeking to market generic versions of this product candidate; and

•	the success of the commercialization of Acetavance.

As of September 30, 2009, we had $85.8 million in cash and cash equivalents, an increase of $38.2 million from the $47.6 million at December 31, 2008. This increase was primarily due to proceeds, net of offering costs, received from our private placement completed in February 2009 of approximately $86.2 million. In addition, during the nine months ended September 30, 2009 restrictions were relieved on $0.8 million of cash that had previously been classified as restricted. Partially offsetting this increase in cash and cash equivalents during the nine months ended September 30, 2009 was a reduction to our cash and cash equivalents from cash used in operations ($30.4 million), purchases of available-for-sale investment securities ($10.7 million), principal payments on our debt obligations ($6.2 million), and purchases of property and equipment ($1.6 million).

The $30.4 million of cash used in operations for the nine months ended September 30, 2009 represents a $8.5 million decrease from the $38.9 million of cash used in operations during the same period in 2008. The decrease in the use of cash during the 2009 period was primarily due to a reduction in the net loss reported for the nine months ending September 30, 2009, adjusted for non-cash expenses, as compared to the same period in 2008. This reduction was partially offset by increased payments on our outstanding accounts payable balances during the 2009 period as compared to the 2008 period. As of September 30, 2009, we had reduced our accounts payable and accrued liabilities balance by $5.3 million, to $8.6 million, from $13.9 million at December 31, 2008, primarily due to reduced operating costs.

During the nine months ended September 30, 2009, our net current and long-term debt balances decreased $5.9 million as compared to December 31, 2008. This decrease was due to $6.2 million of principal payments during the period, partially offset by the amortization of warrant costs issued in connection with the loan agreements and the accrual of the term loan final payment on our $15.0 million credit facility. In July 2009, we made the final payment on our $7.0 million credit facility to retire the obligation, and as of September 30, 2009, we had 15 equal monthly payments and the term loan final payment remaining under our $15.0 million credit facility.

As of September 30, 2009, our net property and equipment balance increased by $2.3 million to $6.8 million, from $4.5 million at December 31, 2008. This increase was due to $2.7 million of capital equipment expenditures to be used primarily for the potential commercial manufacturing of Acetavance, of which $1.1 million had not been paid for as of September 30, 2009 and was accounted for in accounts payable and accrued expenses. Partially offsetting the equipment purchases in 2009 was depreciation of $0.4 million on our assets in service during the nine months ended September 30, 2009.

Sources of Liquidity

Since inception, our operations have been financed primarily through the issuance of equity securities, in both public and private offerings. From our inception through September 30, 2009, we have received net proceeds of approximately $271.0 million from the sale of shares of our preferred and common stock. Through September 30, 2009, the sales of shares of our preferred and common stock were as follows:

•

from July 2004 to September 2009 (excluding our initial public offering, our February 2008 registered direct offering and our February 2009 private placement), we issued and sold a total of 2,292,020 shares of common stock to our founders, employees, directors and consultants for aggregate net proceeds of $0.9 million;

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

Additionally, in February 2006, we entered into a $7.0 million loan and security agreement with Silicon Valley Bank and Oxford Finance Corporation to provide us with growth capital. We drew down $7.0 million in June 2006 and in July 2009 we made the final payment to retire the $7.0 million obligation. In November 2007, we amended the $7.0 million loan and security agreement and entered into the Second Amendment to Loan and Security Agreement with the same parties and GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services, Inc.), to secure an additional $15.0 million credit facility. In December 2007, we drew down $15.0 million under the Second Amendment in two separate draws of $5.0 million and $10.0 million with fixed interest rates of 7.83% and 7.74%, respectively, net of a loan fee of less than $0.1 million. In February 2007, we began making the first of 30 equal monthly principal and interest payments on the $7.0 million loan and in July 2008 we began making the first of 30 equal monthly principal and interest payments to fully amortize the balance on the $15.0 million credit facility. As of September 30, 2009, we had no further credit available under these agreements. In connection with each credit facility, we issued warrants to the lenders to purchase shares of our stock.

Capital Resources

Our cash, cash equivalent and short-term investment balances are currently our principal sources of liquidity. We believe these balances at September 30, 2009, will satisfy our requirements for projected working capital, capital expenditures and debt servicing, at a minimum, through the next nine months. We have based this estimate on assumptions that may prove to be wrong, and we could spend our available financial resources faster than we currently expect. Further, the spending of our available financial resources could be significantly delayed if our NDA for Acetavance does not receive approval in the fourth quarter of 2009.

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

We have invested a substantial portion of our available cash in money market funds placed with reputable financial institutions and debt instruments of agencies of the U.S. government for which credit loss is not anticipated. The capital markets have been highly volatile and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities. This lack of liquidity has made it difficult for the fair value of these types of instruments to be determined. As of September 30, 2009 our money market fund holdings were invested solely in U.S. government agency securities and U.S. treasuries where an actively traded market is observed and through which values are determined. These funds do not hold auction rate securities.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2009.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which replaces the previous guidance, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of accounting principles generally accepted in the United States of America, or GAAP, authoritative and non-authoritative. Under the standard, the FASB Accounting Standards Codification, or the Codification, is the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission, or SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. This standard is effective for financial statements issued for interim and annual financial periods ending after September 15, 2009 and we adopted the provisions for the quarter ended September 30, 2009. In accordance with the Codification, citations to accounting literature in this report are to the relevant topic of the Codification or are presented in plain English.

See Note 3 to the Notes to Condensed Financial Statements in Item 1 above for further discussion of recent accounting pronouncements.

Caution on Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, includes forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Forward-looking statements discuss matters that are not historical facts, and include, but are not limited to, discussions regarding our business, regulatory and commercialization strategies, growth strategy, competition, industry, regulatory environment, economic conditions, financial condition, liquidity and capital resources and results of operations. In this Quarterly Report, for example, we make forward-looking statements regarding: the potential for Acetavance™ to receive regulatory approval, and the potential timeframe in which any such approval might be received; our expectations as to whether the results of clinical trials, and other data and information provided in our NDA for Acetavance will be sufficient to support regulatory approval of Acetavance; our preparations for the commercialization of Acetavance; the scope and validity of patent protection for Acetavance, and our ability to commercialize this product candidate without infringing the patent rights of others; our expectations regarding competition, pricing and market acceptance of Acetavance; and projections regarding our anticipated financial position and operating requirements. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words, “believe,” “may,” “might,” “can,” “could,” “will,” “would,”, “should,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” or similar expressions.

While we believe that the expectations reflected in this Quarterly Report are reasonable, the inclusion of any forward-looking statements should not be regarded as a representation that any of our plans will be achieved. Our actual results will differ from those anticipated in our forward looking statements as a result of various factors, including those set forth below under the caption “Part II, Item 1A – Risk Factors,” and the differences may be material. These risk factors include, but are not limited to: our dependence on the success of our only product candidate, Acetavance, and on our ability to obtain regulatory approval for, and successfully commercialize, this product candidate on a timely basis, or at all; the risk that the FDA may not complete its review of our NDA for Acetavance prior to the PDUFA goal date, or that the FDA determines that the clinical, non-clinical and other data we have submitted in our NDA is not adequate to support the safety and efficacy of Acetavance; the risk that the FDA’s rejection of our proposed brand name for intravenous acetaminophen (Acetavance) might limit or delay our ability to build brand equity for this product candidate; the adequacy of the clinical trial and other data we plan to submit in our applications for regulatory approval to support the safety and efficacy of Acetavance; our reliance on our contract manufacturer to timely complete pre-commercialization manufacturing development activities, comply with stringent regulatory requirements and, if Acetavance is approved and commercialized, to produce Acetavance in the volumes that we require; the potential that Acetavance may be found to have undesirable side effects that could delay or prevent its regulatory approval or commercialization; the impact of public concern regarding the safety of certain drug products, which has resulted in heightened scrutiny by the FDA in the process of approving new drugs and which could delay any regulatory approvals we may obtain, or result in the inclusion of unfavorable information in our labeling, or require us to undertake other activities that may entail additional costs; the impact of the intense competition we expect for Acetavance on its commercial potential, and whether any new products may emerge that provide different or better therapeutic alternatives for our targeted indications; the limitations of the patent rights covering Acetavance, and the possibility that our market opportunity for this product candidate may be limited by the lack of patent protection for the active ingredient; and our requirements for substantial additional funding and potential inability to raise capital when needed, which would force us to delay, reduce or eliminate our development programs and commercialization efforts. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Private Securities Litigation Reform Act of 1995. You should not rely unduly on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Cash and Cash Equivalents

Our cash, cash equivalents and short-term investments as of September 30, 2009 consisted of cash, money market funds and debt instruments of agencies of the U.S. government. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the investment securities available-for-sale that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment securities available-for-sale to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.

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

Debt

The loans under our amended loan and security agreement have fixed interest rates. Consequently, we do not have significant interest rate cash flow exposure on our debt. The aggregate principal balance of the loans, net of the loan discount, under the agreement at September 30, 2009 was $7.9 million, and is collateralized by substantially all of our assets (excluding intellectual property). Under the terms of the agreement, we are precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and are subject to various non-financial covenants and prepayment penalties.

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

•

The FDA may not complete its review of our NDA for Acetavance by the PDUFA goal date, or the FDA may not approve our NDA if it determines that the clinical, non-clinical or other data we have submitted in our NDA are not adequate to support the safety or efficacy of Acetavance;

•

The FDA has rejected our proposed brand name for intravenous acetaminophen (Acetavance), and the agency may not approve an alternative brand name in time for the commercial launch of this product candidate, which could limit or delay our ability to build brand equity;

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

We may not receive regulatory approval for Acetavance, or its approval may be delayed.*

The process for obtaining approval of an NDA is time consuming, subject to unanticipated delays and costs, and requires the commitment of substantial resources. The FDA accepted our NDA in July 2009, and designated this application for priority review.

The FDA is conducting an in-depth review of the submission to determine whether to approve Acetavance for commercial marketing for the indications we have proposed. If the FDA is not satisfied with the information we provide, the agency may refuse to approve our NDA or may require us to perform additional studies or provide other information in order to secure approval. The FDA may delay, limit or refuse to approve our NDA for many reasons, including:

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

Under goals set in accordance with the Prescription Drug User Fee Act of 1992, as amended, or PDUFA, the FDA reviews most NDAs within 10 months of submission. Priority NDAs have a six month review goal. The Acetavance NDA has been granted priority status, with a PDUFA goal date of November 13, 2009. The review process may be formally extended by three months or longer if the FDA requires additional time to review any additional information that the agency requests or that we elect to provide. If we are unable to timely respond to the FDA’s requests for additional information in the course of its review of the NDA for Acetavance, the approval of the NDA would be delayed. In addition, other companies have announced that the FDA has notified them that their scheduled review dates were delayed due to the FDA’s internal resource constraints. There can be no assurance that the FDA will not impose such delays on the continuing review of our NDA for Acetavance, and any failure or significant delay in obtaining the required approval would have a material adverse effect on our business and financial condition.

We must obtain FDA approval of a product name for intravenous acetaminophen, and any failure or delay associated with such approval may adversely impact our business.*

Any trade name that we intend to use for intravenous acetaminophen must be approved by the FDA irrespective of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office. The FDA conducts a rigorous review of proposed product names, and may reject a product name if it believes that the name inappropriately implies medical claims or if it poses the potential for confusion with other product names. For example, the FDA has rejected the proposed product name, “Acetavance,” based on its assertion that the name is unacceptable from a promotional perspective, and we have submitted alternative product names to the agency for review. The use of an alternative product name for intravenous acetaminophen will mean that we will lose the benefit of any brand equity that may already have been developed for the name, “Acetavance,” and the benefit of our existing trademark applications for that trade name. We have expended additional resources to identify a suitable alternative product name that will be acceptable to FDA, that will qualify under applicable trademark laws and that will not infringe the existing rights of third parties. If the FDA does not approve one of our proposed alternative product names prior to the NDA approval date, we may be required to launch this product candidate without a brand name, and our efforts to build a successful brand identity for this product candidate, and to commercialize this product candidate, may be adversely impacted.

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

Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems may include unanticipated failures of, or an inability to timely obtain, specialized production equipment, limited availability of critical materials, equipment and facilities, inadequate yields, shortages of qualified personnel, and quality control difficulties. In order to receive regulatory approval to commercialize this product candidate, we will need to provide the FDA with comprehensive information regarding the validation of the manufacturing facilities, equipment and processes of our third party manufacturer. Additionally, the FDA may conduct inspections of Baxter’s facilities as part of its review of our marketing application for Acetavance. If Baxter is not in compliance with cGMP requirements, the approval of our marketing application may be delayed, existing product batches may be compromised, and we may experience delays in the availability of this product candidate for commercial distribution.

If Acetavance is approved and our contract manufacturer fails to produce the product in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the commercialization of this product candidate or be unable to meet market demand, and may lose potential revenues.*

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, and the use of specialized processing equipment. We have entered into a development and supply agreement with Baxter for the completion of pre-commercialization manufacturing development activities and the manufacture of commercial supplies of Acetavance. Any termination or disruption of our relationships with Baxter may materially harm our business and financial condition, and frustrate any commercialization efforts for this product candidate.

In order to expand its manufacturing capacity for Acetavance to meet anticipated demand if the product candidate is approved, Baxter has initiated planning activities to install additional production lines, and we have ordered additional, specialized processing equipment that will be required to manufacture Acetavance. This processing equipment is currently available from a single source, and if this equipment is not delivered on time or at all, Baxter’s ability to increase the manufacturing capacity for Acetavance to keep pace with anticipated demand will be substantially impacted.

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

For example, the adverse events observed in the Acetavance clinical trials completed to date include transient liver enzyme elevations, nausea or vomiting, allergic reactions, and pain or local skin reactions at the injection site. When used in excess of the current guidelines for administration, acetaminophen has an increased potential to cause liver toxicity. While the rate of adverse events in our clinical trials was comparable between the group of patients who received Acetavance and those who were in the placebo or control groups and, as a result, we do not expect the administration of acetaminophen in intravenous form will result in an increased risk of toxicity to the liver compared with an equivalent dose of acetaminophen administered orally, we cannot be certain that increased liver toxicity or other drug-related side effects will not be observed in future clinical trials, or as a result of sales of the same formulation of intravenous acetaminophen by BMS in Europe and other countries, or that the FDA will not require additional trials or impose more severe labeling restrictions due to liver toxicity or other concerns. In June 2009, the FDA convened an advisory panel to make recommendations regarding minimization of the risk of significant liver toxicity due to overdoses with oral acetaminophen, primarily in the outpatient setting. While we do not believe that the panel’s specific recommendations will negatively affect Acetavance, the FDA may take actions different from, or in addition to, those recommended by the panel.

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

We relied on third parties to assist us with our clinical trials, regulatory submissions and other important aspects of our development program for Acetavance. If the performance of these third parties was substandard, or if they failed to carry out their contractual duties, the regulatory approval of Acetavance may be delayed or prevented.*

We relied extensively upon independent clinical investigators, medical institutions, contract laboratories, contract research organizations, and regulatory, statistical and other consultants, to perform important functions related to the conduct of our clinical trials, the collection and analysis of data, and the preparation of regulatory submissions for Acetavance. If the performance of any of these third parties was substandard, or if they are inspected by the FDA and are found not to be in compliance with our study protocols or with applicable regulations, including FDA guidelines for the conduct of clinical trials, we may be prevented from obtaining regulatory approval for this product candidate.

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

We have never marketed a drug before, and if we are unable to establish an effective commercial infrastructure, we will not be able to successfully commercialize Acetavance.*

We are building our own sales and marketing capabilities in order to market Acetavance directly to physicians, nurses, hospitals, group purchasing organizations and third-party payors. The acquisition or development of a hospital-focused sales, marketing and distribution infrastructure for our domestic operations will be expensive and time consuming and, if not completed on time, could delay the launch of Acetavance, if approved, and otherwise negatively impact our commercialization efforts. If we are not successful in attracting or retaining a full complement of qualified sales and marketing personnel in time for the launch of this product candidate, we may not achieve our initial sales objectives. We will incur significant additional expenses associated with the recruitment, training and compensation of our new sales representatives and, because we have elected to begin hiring key sales and marketing management personnel and implementing other pre-commercialization activities prior to the date on which we know whether or not Acetavance will be approved, we will incur significant commercialization costs for this product candidate before we know when, or if, it will be approved. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate any product revenue, may experience increased expenses, and may never become profitable.

We will rely on third parties to perform many essential services for any products that we commercialize, including services related to warehousing and inventory control, distribution, customer service, accounts receivable management, cash collection and adverse event reporting, and if such third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize Acetavance will be significantly impacted and we may be subject to regulatory sanctions.*

We have retained third-party service providers to perform a variety of functions related to the sale and distribution of Acetavance, key aspects of which will be out of our direct control. These service providers will provide key services related to warehousing and inventory control, distribution, customer service, accounts receivable management and cash collection, and, as a result, most of our inventory will be stored at a single warehouse maintained by one such service provider. We will substantially rely on this provider as well as other third-party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired. In addition, we have engaged third parties to perform various other services for us relating to adverse event reporting, safety database management, fulfillment of requests for medical information regarding our product candidate and related services. If the quality or accuracy of the data maintained by these service providers is insufficient, we could be subject to regulatory sanctions.

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

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of September 30, 2009, we had 68 full-time employees. We will need to substantially expand our managerial, commercial, financial and other personnel resources in order to manage our operations and prepare for the commercialization of Acetavance, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth, and we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

•

continue the hiring and training of an effective commercial organization in anticipation of the potential approval of Acetavance, and establish appropriate systems, policies and infrastructure to support that organization;

•	ensure that our consultants and other service providers successfully carry out their contractual obligations, provide high quality results, and meet expected deadlines;

•	continue to carry out our own contractual obligations to our licensors and other third parties; and

•	continue to improve our operational, financial and management controls, reporting systems and procedures.

We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our development and commercialization goals.

We may not be able to manage our business effectively if we are unable to attract and retain key personnel.*

We may not be able to attract or retain qualified management and commercial, scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Diego, California area. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

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

Risks Related to Intellectual Property

The patent rights that we have in-licensed covering Acetavance are limited to a specific intravenous formulation of acetaminophen, and our market opportunity for this product candidate may be limited by the lack of patent protection for the active ingredient itself and other formulations that may be developed by competitors.*

The active ingredient in Acetavance is acetaminophen. Patent protection for the acetaminophen molecule itself in the territories licensed to us, which include the U.S. and Canada, is not available. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredient as Acetavance so long as the competitors do not infringe any process or formulation patents that we have in-licensed from BMS and its licensor, SCR Pharmatop. We are aware of a number of third-party patents in the U.S. that claim methods of making acetaminophen. If a supplier of the API for our Acetavance product candidate is found to infringe any of these method patents covering acetaminophen, our supply of the API could be delayed and we may be required to locate an alternative supplier. We are also aware of several U.S. and Canadian patents and patent applications covering various potential injectable formulations of acetaminophen as well as methods of making and using these potential formulations. For example, Injectapap, a liquid formulation of acetaminophen for intramuscular injection, was approved by the FDA for the reduction of fever in adults in March 1986, although it was subsequently withdrawn from the market by McNeil Pharmaceutical in July 1986.

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

If Acetavance is approved by the FDA, one or more third parties may challenge the patents covering this product candidate, which could result in the invalidation or unenforceability of some or all of the relevant patent claims. For example, if a third party files an Abbreviated New Drug Application, or ANDA, for a generic drug product containing acetaminophen and relies in whole or in part on studies conducted by or for us, the third party will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA’s Orange Book with respect to our NDA for Acetavance; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third party’s generic drug product. A certification that the new product will not infringe the Orange Book-listed patents for Acetavance, or that such patents are invalid, is called a paragraph IV certification. If the third party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third party’s ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third party. If we do not file a patent infringement lawsuit within the required 45-day period, the third party’s ANDA will not be subject to the 30-month stay. Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could adversely impact our ability to prevent third parties from competing with our products.

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

Risks Related to Our Finances and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.*

We are a development stage company with a limited operating history. We have focused primarily on in-licensing and developing Acetavance and our former product candidate, Omigard, with the goal of supporting regulatory approval for these product candidates. We have incurred losses in each year since our inception in May 2004, including net losses of $57.1 million, $51.7 million and $52.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of September 30, 2009, we had an accumulated deficit of $201.7 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our development expenses to decrease over the next few years due to the completion of our clinical development program for Acetavance, and the discontinuation of our development program for Omigard. However, we have incurred increased pre-commercialization expenses during 2009 as we prepare for the market launch of Acetavance. In addition, if we obtain regulatory approval for Acetavance, we expect to incur significant sales, marketing and outsourced manufacturing expenses, as well as continued development expenses. As a result, we expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

In February 2009, we completed a private placement of common stock and warrants to purchase common stock, raising aggregate gross proceeds of approximately $86.6 million. We believe that with our currently available cash and cash equivalent balance, we have sufficient funds to meet our projected operating requirements for, at a minimum, the next nine months. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•	the potential for delays in our efforts to seek regulatory approval for Acetavance, and any costs associated with delays;

•	the costs of establishing a commercial organization to sell, market and distribute Acetavance;

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

•

if Acetavance is approved, the potential that we may be required to file a lawsuit to defend our patent rights or regulatory exclusivities from challenges by companies seeking to market generic versions of this product candidate; and

•	the success of the commercialization of Acetavance.

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

Our stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and may prevent our stockholders from reselling our common stock at a profit.*

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, the volatility in the overall capital markets reached unprecedented levels during 2008 and 2009, which affected most equity securities. Similar market volatility could reduce the market price of our common stock in spite of our operating performance. Further, high stock price volatility could result in higher stock-based compensation expense.

The trading prices for our common stock during the 52 weeks ending September 30, 2009 ranged from a high of $12.68 to a low of $4.39. The market price of our common stock is likely to continue to be highly volatile and may fluctuate substantially due to many factors, including:

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

For example, in May 2009, we completed the registration of 18,059,691 shares of our common stock in connection with a financing transaction completed in February 2009. As a result, all of the shares currently outstanding may generally be freely sold in the public market, subject to volume and other limitations applicable to our affiliates. Additionally, in September 2009, we filed with the U.S. Securities and Exchange Commission, or SEC, a registration statement for $100.0 million of debt securities, preferred stock, common stock, debt warrants and equity warrants, which was subsequently declared effective by the SEC. We have also registered all common stock that we may issue under our employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws.

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

As of September 30, 2009, our executive officers and directors and their affiliates together controlled approximately 51.1% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets, and might affect the prevailing market price of our common stock.

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

CADENCE PHARMACEUTICALS, INC.

Dated: November 5, 2009	By:	/s/ WILLIAM R. LARUE
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