Form 10-Q
period 2010-03-31
CADENCE PHARMACEUTICALS INC
filed 2010-05-07
CIK 1333248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

As of April 30, 2010, there were 50,520,929 shares of the registrant’s Common Stock outstanding.

CADENCE PHARMACEUTICALS, INC.

INDEX

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Balance Sheets at March 31, 2010 and December 31, 2009	1
	Condensed Statements of Operations for the three months ended March 31, 2010 and 2009 and for the period from May 26, 2004 (inception) through March 31, 2010	2
	Condensed Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and for the period from May 26, 2004 (inception) through March 31, 2010	3
	Notes to Condensed Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Reserved	43
Item 5.	Other Information	43
Item 6.	Exhibits	44

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$67,703,500	$75,859,035
Investments in marketable securities	-	6,147,118
Restricted cash	1,497,848	1,497,848
Prepaid expenses	465,302	517,987
Other current assets	5,567	31,256

Total current assets	69,672,217	84,053,244
Property and equipment, net	8,890,139	8,300,529
Restricted cash	189,738	189,738
Other assets	14,333	19,708

Total assets	$78,766,427	$92,563,219

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,672,396	$2,656,597
Accrued liabilities	6,354,034	7,739,527
Current debt, less discount of $115,305 and $158,545, respectively	4,975,781	6,442,327
Other current liabilities	-	22,048

Total current liabilities	14,002,211	16,860,499
Deferred rent	554,791	640,208

Total liabilities	14,557,002	17,500,707

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized, 50,519,929 shares and 50,484,588 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	5,052	5,048
Additional paid-in capital	295,142,599	292,076,537
Accumulated other comprehensive income	-	60
Deficit accumulated during the development stage	(230,938,226)	(217,019,133)

Total stockholders’ equity	64,209,425	75,062,512

Total liabilities and stockholders’ equity	$78,766,427	$92,563,219

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Period from May 26, 2004 (Inception) through March 31, 2010
	2010	2009
Operating expenses:
Research and development	$4,230,886	$6,139,342	$161,330,991
Sales and marketing	6,054,501	536,115	24,724,993
General and administrative	3,461,608	2,811,747	44,320,592
Other	11,983	650,786	2,808,575

Total operating expenses	13,758,978	10,137,990	233,185,151

Loss from operations	(13,758,978)	(10,137,990)	(233,185,151)

Other (expense) income:
Interest income	23,500	84,023	7,349,902
Interest expense	(184,088)	(366,927)	(4,602,942)
Other expense	473	(16,469)	(500,035)

Total other (expense) income, net	(160,115)	(299,373)	2,246,925

Loss before income tax	(13,919,093)	(10,437,363)	(230,938,226)

Net loss	$(13,919,093)	$(10,437,363)	$(230,938,226)

Basic and diluted net loss per share(1)	$(0.28)	$(0.24)

Shares used to compute basic and diluted net loss per share(1)	50,509,357	43,831,889

(1)

As a result of the issuance of 12,039,794 shares of common stock pursuant to a private placement in the first quarter of 2009, there is a lack of comparability in the per share amounts between the 2010 and 2009 periods presented. Please see Note 4 of the Notes to Financial statements for further discussion.

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,		Period from May 26, 2004 (Inception) through March 31, 2010
	2010	2009
Operating activities
Net loss	$(13,919,093)	$(10,437,363)	$(230,938,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	158,092	135,025	2,007,806
Loss on disposal of assets	11,983	-	86,805
Impairment of long-lived assets	-	25,690	2,353,162
Adjustment to estimate of impairment of long-lived assets	-	-	(180,926)
Impairment of available-for-sale securities	-	-	450,000
Stock-based compensation	2,994,363	1,480,611	23,163,213
Non-cash interest expense	5,375	7,429	78,264
Amortization of discount on note payable	43,240	66,184	717,142
Amortization of premiums on available-for-sale securities, net of accretion of discounts	30,779	-	161,048
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	194,653	(93,127)	(561,164)
Accounts payable	(548,637)	(1,303,957)	2,242,691
Accrued liabilities and other liabilities	(977,223)	(3,324,320)	4,642,319

Net cash used in operating activities	(12,006,468)	(13,443,828)	(195,777,866)

Investing activities
Purchases of marketable securities	-	-	(18,188,348)
Maturities of marketable securities	6,000,000	-	17,575,000
Restricted cash	-	347,848	(1,687,586)
Purchases of property and equipment	(679,734)	(34,595)	(10,458,194)
Proceeds from the sale of property and equipment	-	-	195

Net cash provided by (used in) investing activities	5,320,266	313,253	(12,758,933)

Financing activities
Proceeds from issuance of common stock, net	71,703	86,242,720	192,560,790
Disbursements from repurchase of common stock	-	-	(19,075)
Proceeds from sale of preferred stock, net	-	-	78,933,748
Borrowings under debt agreements	-	-	21,955,000
Payments under debt agreements	(1,541,036)	(2,190,387)	(17,190,164)

Net cash (used in) provided by financing activities	(1,469,333)	84,052,333	276,240,299

Net (decrease) increase in cash and cash equivalents	(8,155,535)	70,921,758	67,703,500
Cash and cash equivalents at beginning of period	75,859,035	47,627,246	-

Cash and cash equivalents at end of period	$67,703,500	$118,549,004	$67,703,500

Supplemental disclosures
Issuance of warrants in connection with loan and security agreement	$-	$-	$787,448
Assets acquired through lease concessions	$-	$-	$1,190,530
Property and equipment purchases in accounts payable and accrued expenses	$1,180,572	$-	$1,180,572
Unrealized loss on investment securities	$(60)	$-	$-
Cash paid for interest and fees	$114,202	$273,320	$3,444,364

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	The Company

Cadence Pharmaceuticals, Inc. (the “Company”) was incorporated in the state of Delaware in May 2004. The Company is a biopharmaceutical company focused on in-licensing, developing and commercializing proprietary product candidates principally for use in the hospital setting. The Company’s primary activities since incorporation have been conducting research and development activities, including clinical trials, of the product candidates in its portfolio; organizational activities, including recruiting personnel, establishing office facilities; establishing the commercial manufacturing and sales infrastructure for its OFIRMEV™ product candidate; and raising capital to fund these activities. In March 2006, the Company in-licensed the exclusive U.S. and Canadian rights to its product candidate, OFIRMEV, an intravenous formulation of acetaminophen, from Bristol-Myers Squibb Company (“BMS”).

In May 2009, the Company submitted a New Drug Application (“NDA”), for OFIRMEV to the Food and Drug Administration (“FDA”). On February 10, 2010, the Company received a complete response letter from the FDA, which stated the NDA could not be approved due to deficiencies observed during the FDA’s inspection of the facilities of the Company’s third-party manufacturer. Following a meeting with FDA to discuss the observations, the Company re-submitted the NDA for OFIRMEV on May 4, 2010. Since the Company has not begun principal operations of commercializing OFIRMEV, the Company is considered to be a development stage company.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. In the opinion of the Company’s management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair presentation of the results of the interim periods presented have been included. These condensed financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2009, as included in the Company’s 2009 Annual Report on Form 10-K filed with the SEC on March 15, 2010.

Stock-Based Compensation

Stock option awards. Stock options are currently valued using the Black-Scholes option pricing model on the date of grant. This option pricing model involves a number of estimates, including the expected lives of stock options, the Company’s anticipated stock volatility and interest rates. The following table summarizes the weighted average estimates the Company used in the Black-Scholes option-pricing model during the three months ended March 31, 2010 and 2009, to determine the fair value of employee and non-employee director stock options granted during each period:

	Three Months Ended March 31,
	2010	2009
Risk free interest rates	2.8%	1.8%
Expected life in years	5.9 years	6.1 years
Expected dividend yield	0.0%	0.0%
Expected volatility	76.8%	71.8%

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

Restricted stock units. Restricted stock units (“RSUs”) are valued based on the fair market value of the Company’s stock on the date of grant.

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

	Three Months Ended March 31,		Period from May 26, 2004 (Inception) through March 31,
	2010	2009	2010
Research and development	$979,882	$458,080	$7,328,790
Sales and marketing	485,554	15,741	1,082,432
General and administrative	1,528,927	1,006,790	14,751,991

Stock-based compensation expense included in operating expenses	2,994,363	1,480,611	23,163,213

Total stock-based compensation expense included in loss from operations	$2,994,363	$1,480,611	$23,163,213

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

Current accounting guidance defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires certain disclosures about fair value measurements. The valuation techniques included in the guidance are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect market assumptions and are classified into the following fair value hierarchy:

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

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

Currently, all of the Company’s financial instruments are valued using level 1 inputs. The following table presents further detail of the financial instruments carried at fair value on the Company’s balance sheet as of March 31, 2010. The table does not include assets and liabilities which are measured at historical cost or on any basis other than fair value:

Description	Total Carrying Value	Fair Value Measurements as of March 31, 2010
		Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents:
Money market funds	$66,903,241	$66,903,241	$-	$-	$66,903,241

Assets at fair value	$66,903,241	$66,903,241	$-	$-	$66,903,241

3.	Recent Accounting Pronouncements

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

Net loss per share is presented as basic and diluted net loss per share. Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options, restricted stock units and warrants are considered to be common stock equivalents and are not included in the calculations of diluted net loss per share as their effect is anti-dilutive. Additionally, the restricted stock units outstanding during the three months ended March 31, 2010 period were excluded from the basic net loss calculation as these units do not include dividend rights and therefore are not considered to be participating securities.

The actual net loss per share amounts for the three months ending March 31, 2010 and 2009 were computed based on the weighted average shares of common stock outstanding during the respective periods. The net loss per share for the periods presented include the effect of the 12,039,794 common shares issued pursuant to a private placement in the first quarter of 2009. As a result of the issuance of these common shares, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented.

The following is a reconciliation of the basic and diluted shares for the periods presented:

	Three Months Ended March 31,
	2010	2009
Shares for basic and dilutive net loss per share:

Weighted average common shares outstanding	50,513,429	43,982,556
Weighted average unvested common shares subject to repurchase	(4,072)	(150,667)

Denominator for basic and diluted earnings per share	50,509,357	43,831,889

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

At March 31, 2010 and 2009, stock options, restricted stock units, and warrants totaling 12,999,448 and 10,609,194 shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

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

	Three Months Ended March 31,		Period from May 26, 2004 (Inception) through March 31,
	2010	2009	2010
Net loss	$(13,919,093)	$(10,437,363)	$(230,938,226)

Other comprehensive income (loss):
Net unrealized loss on available-for-sale investments	(60)	-	-

Comprehensive loss	$(13,919,153)	$(10,437,363)	$(230,938,226)

6.	Property and Equipment

Property and equipment for operations were as follows:

	March 31, 2010	December 31, 2009
Property and equipment:
Leasehold improvements	$1,610,250	$1,610,250
Computer equipment and software	1,416,019	840,604
Furniture and fixtures	445,995	469,423
Construction-in-process	7,231,143	7,059,969

	10,703,407	9,980,246
Less accumulated depreciation	(1,813,268)	(1,679,717)

Total	$8,890,139	$8,300,529

For the three months ended March 31, 2010 and 2009, the Company incurred depreciation expense of $158,092 and $135,025, respectively. Since May 26, 2004 (inception) through March 31, 2010, the Company has incurred depreciation expense of $2,007,806.

7.	Investments in Marketable Securities

At December 31, 2009, the Company held investments in marketable securities. No such investments were held at March 31, 2010. The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at December 31, 2009 consisted of the following:

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

At December 31, 2009	Amortized Cost Basis	Other-than- temporary Impairments	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
Debt instruments – U.S. Government agencies	$6,147,058	$-	$786	$(726)	$6,147,118

	$6,147,058	$-	$786	$(726)	$6,147,118

Investments by contractual maturity are as follows:

	December 31, 2009
	Cost	Fair Value
Due or callable in one year or less	$6,147,058	$6,147,118
Due after one year	$-	$-

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a methodology that reviews specific securities in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the Company’s intent and ability to hold the investment and extent to which the fair value is less than cost; the financial health of and business outlook for the issuer; and operational and financing cash flow factors. During the three months ended March 31, 2009, the Company recorded an impairment charge of $25,690, to impair the balance of the Migenix, Inc. (“Migenix”) common stock acquired as partial consideration from the Company’s acquisition of the development and commercialization rights to the omiganan pentahydrochloride product candidate as the decrease in market value of the securities were considered to be other-than-temporary. The Company’s Migenix common stock holdings had no value at March 31, 2010 and December 31, 2009, respectively

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

The Company recorded adjustments to the impairment charge taken on the manufacturing equipment in 2009, reducing the charge by an aggregate $180,926 during the third and fourth quarters of 2009 as actual costs incurred in disposing of the assets were less than anticipated. Additionally, adjustments totaling $64,219 were recorded to the severance obligation during 2009. All of the charges and adjustments are included in the Company’s “Other” operating expenses on the statement of operations. As of March 31, 2010, no liability remained for severance-related costs and termination of contractual obligations. Further, there was no such liability at March 31, 2010 or December 31, 2009.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table details the restructuring charges for severance-related costs and termination of contractual obligations for the periods presented:

	Three Months Ended March 31,		Period from May 26, 2004 (Inception) through March 31,
	2010	2009	2010
Beginning restructuring liability	$-	$-	$-
Severance and termination charges incurred	-	650,786	650,786
Adjustments to severance and termination charges	-	(13,077)	(64,219)
Severance and termination disbursements	-	-	(586,567)

Ending restructuring liability	$-	$637,709	$-

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

In February 2006, the Company entered into a $7,000,000 Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank and Oxford Finance Corporation to provide growth capital to the Company. In June 2006, the Company drew down $7,000,000 under the Agreement at a fixed interest rate of 11.47%. In August 2006, the Company began making the first of six monthly interest-only payments on the $7,000,000 balance and in February 2007 began making equal monthly principal and interest payments. The Company made the final payment to retire the obligation in July 2009.

In November 2007, the Company amended the Agreement and entered into the Second Amendment to Loan and Security Agreement (the “Second Amendment”) with the same parties and GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services Inc.), to secure an additional $15,000,000 credit facility. In December 2007, the Company drew down $15,000,000 under the Second Amendment in two separate draws of $5,000,000 and $10,000,000 with fixed interest rates of 7.83% and 7.74%, respectively, net of a $45,000 loan fee (the “loan fee”). In January 2008, the Company began making the first of six monthly interest-only payments on the $15,000,000 balance and in July 2008 began making the first of 30 equal monthly principal and interest payments.

In addition to the principal and interest, the Company is required to pay $375,000 at the termination of the Second Amendment (the “term loan final payment”). The loan fee and the warrants issued in connection with the loan (as described below), have been recognized as a discount on the loan issuance which, together with the fixed interest rates, will be amortized to interest expense throughout the life of the loan using an effective interest rate of 9.56%. The term loan final payment is being accrued through interest expense over the life of the loan. All interest payable under the Second Amendment and the full amount of the term loan final payment must be paid upon any prepayment of the loan. The loans are collateralized by substantially all the assets of the Company (excluding intellectual property). Under the terms of the Agreement, the Company may be precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and is subject to certain non-financial covenants and prepayment penalties. Upon the occurrence of an event of default, including a Material Adverse Change (as defined in the Agreement), the lenders may declare all outstanding amounts due and payable under the Agreement.

As of March 31, 2010 and December 31, 2009, the aggregate principal balance of the loans, net of the loan discount, included on the Company’s balance sheets was $4,975,781 and $6,442,327, respectively.

Warrants

In connection with the Second Amendment to the Agreement with Silicon Valley Bank, Oxford Finance Corporation and GE Business Financial Services Inc., the Company issued six fully exercisable warrants to the lenders to purchase an aggregate of 50,331 shares of the Company’s common stock at an exercise price of $12.67 per share, expiring November 30, 2014. The Company determined the fair value of these warrants to be $473,876, using the Black-Scholes valuation model. The value of the warrants was recorded as a discount to the note payable, and will be amortized to interest expense over the expected term of the loan agreement. The warrants were valued using the following assumptions: risk-free interest rate of 3.64%; dividend yield of 0.0%; expected volatility of 70.0%; and a contractual term of seven years. As of March 31, 2010, all warrants related to the Second Amendment were outstanding.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

10.	Commitments and Contingencies

Leases

In May 2006, the Company entered into a six-year operating lease for 23,494 square feet of office space. The Company received certain tenant improvement allowances and rent abatement and has an option to extend the lease for five years following the expiration of the initial term. Monthly rental payments are adjusted on an annual basis and the lease expires in September 2012. As security for the lease, a letter of credit in the initial amount of $1,581,130 was required by the landlord. The letter of credit is collateralized by a certificate of deposit in the same amount that is classified as restricted cash in the Company’s balance sheet. The required amount subject to the letter of credit and corresponding certificate of deposit may be reduced by 22% on each of the first four anniversaries of the commencement of the lease. During the fourth quarter of 2007, the first quarter of 2009 and the fourth quarter of 2009, the letter of credit was reduced by $347,848 each in accordance with the agreement and the related restricted cash was adjusted by a like amount. As of March 31, 2010, the value of the letter of credit and corresponding certificate of deposit, classified as restricted cash on the Company’s balance sheet was $537,586.

In January 2007, the Company entered into a sublease agreement for a portion of its unused office space. The sublease agreement expired in September 2009 and the Company has since recaptured the space to support its growth. Rent expense, net of sublease rent income, for the three months ended March 31, 2010 and 2009 was $214,703 and $142,387, respectively. Since May 26, 2004 (inception) through March 31, 2010, the Company has incurred total net rent expense of $2,989,409.

Corporate Credit Card

In 2009, the Company entered into a pledge agreement pursuant to the establishment of a corporate credit card program whereby the Company pledged $150,000 in a certificate of deposit as collateral. These funds are therefore classified as restricted cash on the Company’s balance sheet at March 31, 2010 and December 31, 2009, respectively.

Supply Agreement

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

The Supply Agreement also requires the Company to fund specified improvements at Baxter’s manufacturing facility and purchase certain equipment for use by Baxter in manufacturing OFIRMEV. As of March 31, 2010, the Company has reimbursed Baxter for a portion of the facility improvements and has expensed the costs as they have been incurred. The equipment purchased for the manufacturing of OFIRMEV to which the Company retains title is being capitalized as it has alternative future uses and will be amortized over the life of the equipment. At the time of termination, the Supply Agreement requires the Company to reimburse Baxter for all reasonable costs for the de-installation of the Company’s equipment and the restoration of Baxter’s manufacturing facility to its pre-installation condition. The Company is not able to reasonably estimate the cost and the timing of these expenses at this time and therefore cannot reasonably estimate the fair value of the retirement obligation.

In anticipation of the execution of the Supply Agreement, the Company entered into an irrevocable standby letter of credit in favor of Baxter in January 2007. The letter of credit was for an initial amount of $3,268,000 and was based on anticipated costs to be

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

incurred by Baxter for the improvements at Baxter’s manufacturing facility and the purchase of equipment to be used by Baxter in the manufacturing of the finished drug product. Under the terms of the Supply Agreement, the amount of the letter of credit may be reduced on a quarterly basis following the execution of the Supply Agreement for the costs the Company has reimbursed Baxter to fund the specified facility improvements or equipment purchases. As of March 31, 2010, at the request of the Company and based upon the costs reimbursed to Baxter by the Company, the letter of credit had been reduced by $2,268,000 to $1,000,000. The letter of credit in favor of Baxter is collateralized by a certificate of deposit which may be drawn down in part or in whole by Baxter in the event the Company fails to perform its obligations to fund the specified facility improvements or equipment purchases. As of March 31, 2010, the certificate of deposit, classified as restricted cash on the Company’s balance sheets, had been reduced to $1,000,000 in accordance with the reduction in the letter of credit.

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

As a result of the discontinuation of the Company’s omiganan pentahydrochloride development program, on May 8, 2009, the collaboration and license agreement between the Company and Migenix for this product candidate was terminated. No charges were incurred from the termination of this agreement.

11.	Stockholder’s Equity

Private Placement

In February 2009, the Company issued 12,039,794 shares of its common stock at a purchase price of $7.13 per share pursuant to a private placement. In addition to the shares of the Company’s common stock, warrants to purchase up to 6,019,897 additional shares of the Company’s common stock were also issued as part of the transaction at a price of $0.125 per warrant. Each warrant is immediately exercisable and has a five-year term. The warrants may be exercised through either cash or net exercise for one share of common stock at a price of $7.84 and have been accounted for as permanent equity. As of March 31, 2010, all warrants related to the private placement were outstanding.

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

Shelf Registration

On September 4, 2009, the Company filed a universal shelf registration statement (the “Universal Shelf Registration Statement”) to allow the Company to sell up to $100,000,000 of debt securities, preferred stock, common stock, debt warrants and equity warrants. The Universal Shelf Registration Statement was subsequently declared effective on September 17, 2009 by the SEC. As of March 31, 2010, the Company has not sold any shares under this registration statement.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

12.	Income Taxes

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 2004 and forward are subject to examination by the Federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest and/or penalties related to income tax matters in the Company’s balance sheets at March 31, 2010 and December 31, 2009, and has recognized no interest and/or penalties in the Company’s statement of operations for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, the Company had not recorded any unrecognized tax benefits.

Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. Until this analysis has been completed, the Company has removed the deferred tax assets for net operating losses of approximately $69,631,000 and research and development credits of approximately $5,043,000 generated through 2009 from its deferred tax asset schedule, and has recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its unrecognized tax benefits accordingly. The Company expects to begin the Section 382/383 analysis in the near future and will update the unrecognized tax benefits at the time the analysis is completed. The Company does not anticipate any additional changes to their unrecognized tax benefits the next 12 months outside of the area of Section 382/383. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in any forward-looking statements as a result of many factors, including those set forth below under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2009 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

We are a biopharmaceutical company focused on in-licensing, developing and commercializing proprietary product candidates principally for use in the hospital setting. We intend to build a leading franchise in the hospital setting, continuing to focus on products that are in late stages of development, currently commercialized outside the U.S., or approved in the U.S. but with significant commercial potential for proprietary new uses or formulations. In March 2006, we in-licensed the exclusive U.S. and Canadian rights to our product candidate, OFIRMEV™, an intravenous formulation of acetaminophen, from BMS, and in May 2009 we submitted a New Drug Application, or NDA, for OFIRMEV to the U.S. Food and Drug Administration, or FDA. On February 10, 2010, we received a complete response letter from the FDA, which stated the NDA could not be approved due to deficiencies observed during the FDA’s inspection of the facilities of our third-party manufacturer. Following the meeting with FDA to discuss the observations, we re-submitted the NDA for OFIRMEV on May 4, 2010.

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

The U.S. Patent and Trademark Office has issued a Notice of Allowance in connection with our intent-to-use trademark application for the mark Cadence™, and we have applied for U.S. trademark registration of OFIRMEV™. This report also contains trademarks of others, including Caldolor® and Perfalgan®.

Background

We were incorporated in May 2004 and during that year we focused on hiring our management team and initial operating employees, but substantial operations did not commence until September 2004. Since that time, we have in-licensed rights to two late-stage product candidates.

OFIRMEV™

In March 2006, we in-licensed rights to OFIRMEV, a proprietary intravenous formulation of acetaminophen, from Bristol-Myers Squibb Company, or BMS, which currently markets the product in Europe and several other markets under the brand name Perfalgan®. In October 2006, we initiated our Phase III clinical development program for this product candidate for the management of pain and reduction of fever in adults and children. In May 2009, we completed our clinical development program for OFIRMEV and submitted an NDA to the FDA, requesting marketing approval of OFIRMEV for the management of pain and reduction of fever in adults and children. Our NDA was accepted for filing by the FDA and designated for priority review in July of that year. Pursuant to Prescription Drug User Fee Act, or PDUFA, guidelines, the FDA was expected to complete its review and provide an action letter with respect to the NDA in November 2009; however, the agency instead indicated that its review would be extended for up to three additional months, resulting in a new PDUFA goal date in February 2010.

On February 10, 2010, we received a complete response letter from the FDA, which stated that the NDA could not be approved in its present form due to deficiencies with respect to good manufacturing practices observed during the agency’s inspection of the facilities of our third-party manufacturer, which was completed on February 5, 2010. In the complete response letter, the FDA did not indicate that the completion of any additional clinical trials were required in order to approve the NDA for OFIRMEV and did not cite any safety or efficacy deficiencies. On February 18, 2010, our third-party manufacturer submitted a response to the FDA, and on April 16, 2010 a meeting was held with the FDA, our third-party manufacturer and ourselves to discuss the deficiencies. Based upon this meeting, we resubmitted our NDA for OFIRMEV on May 4, 2010. The FDA will determine the classification of the resubmission (Class 1 or Class 2) and the resulting review timeline (two months or six months, respectively) shortly after receipt of the resubmitted NDA.

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

We are a development stage company and we have incurred significant net losses since our inception. As of March 31, 2010, we had an accumulated deficit of $230.9 million. These losses have resulted principally from costs incurred in connection with research and development activities, including license fees, costs of clinical trial activities associated with our product candidates, pre-commercialization manufacturing development activities, the establishment of our commercial infrastructure and general and administrative expenses. We expect to continue to incur operating losses for the foreseeable future as we commercialize OFIRMEV, if approved by the FDA, and acquire or in-license additional products, technologies or businesses that are complementary to our own.

We have financed our operations primarily through the issuance of equity securities in both public and private offerings. In October 2006, we completed an initial public offering in which we sold 6.0 million shares of our common stock at $9.00 per share and received aggregate net proceeds of $48.4 million (after underwriting discounts and offering costs). In November 2006, following exercise of the underwriters’ over-allotment option, we sold 0.9 million shares of our common stock at $9.00 per share and received aggregate net proceeds of $7.5 million (after underwriting discounts). In February 2008, we completed a registered direct offering pursuant to an effective shelf registration statement under which we issued and sold 9.2 million shares of common stock at $5.34 per share and received aggregate net proceeds of approximately $49.1 million (after offering costs). In February 2009, we raised additional funds by completing a private placement of approximately 12.0 million shares of common stock at a price of $7.13 per share, and warrants to purchase up to approximately 6.0 million additional shares of common stock at a price of $0.125 per warrant, for aggregate net proceeds of $86.2 million (after offering costs). Each warrant has a five-year term and is exercisable in cash or by net exercise for one share of common stock at a price of $7.84. As of March 31, 2010, all of the warrants remain outstanding.

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

Costs that are not attributable to a specific product candidate, including salaries and related personnel costs, are included in the “other supporting costs” category (in thousands):

	Three Months Ended March 31,		Period from May 26, 2004 (Inception) through March 31, 2010
	2010	2009
OFIRMEV(1)	$1,457	$1,839	$65,864
Omigard(2)(3)	1	1,470	57,460
Other supporting costs	2,773	2,830	38,007

	$4,231	$6,139	$161,331

(1)

We paid an up-front license fee of $25.0 million in 2006 for OFIRMEV, which is included in the amount for the period from May 26, 2004 (inception) through March 31, 2010. We may be required to make future milestone payments totaling up to $40.0 million upon the achievement of various milestones related to regulatory and commercial events in addition to royalties on the sales of the licensed products, including payments totaling $15.0 million upon the approval of our NDA by the FDA.

(2)

We paid an up-front license fee of $2.0 million in 2004 for omiganan pentahydrochloride, of which $1.5 million is included in the costs for the period from May 26, 2004 (inception) through March 31, 2010. As a result of the termination of our collaboration and license agreement with Migenix, Inc., or Migenix, on May 8, 2009, we will not be obligated to make any future milestone or royalty payments with respect to this product candidate.

(3)

During the fourth quarter of 2008, we recorded an impairment charge of $2.4 million on our omiganan pentahydrochloride manufacturing equipment due to the discontinuance of our omiganan pentahydrochloride program. During 2009, we recorded adjustments to this impairment charge, reducing the charge by $0.2 million as actual costs incurred in disposing of the assets were less than anticipated. Further, in 2009 we recorded a restructuring charge of $0.6 million related to the discontinuation of our omiganan pentahydrochloride development program. These charges are presented separately on our statement of operations in “Other” operating expenses and is not included in the table above.

It is difficult to anticipate the scope and magnitude of our future research and development expenses. The FDA may require us to perform additional studies or to provide other information in order to secure approval or require post-approval studies and clinical trials. Further, we plan to initiate additional clinical studies in children in an effort to obtain a six-month pediatric extension of market exclusivity for OFIRMEV, if approved, and may look to expand the indications for this product candidate in the future which could require further studies. Moreover, any product candidates we may in-license or acquire in the future would likely require significant research and development resources. Therefore, we are unable to estimate with any certainty the costs we will incur in completing our development efforts for OFIRMEV or any other product candidate we might acquire or in-license.

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

The table below summarizes the stock-based compensation expense included in our statements of operations for the periods indicated (in thousands):

	Three Months Ended March 31,		Period from May 26, 2004 (Inception) through March 31, 2010
	2010	2009
Research and development	$980	$458	$7,329
Sales and marketing	485	16	1,082
General and administrative	1,529	1,007	14,752

Stock-based compensation expense included in operating expenses	2,994	1,481	23,163

Total stock-based compensation expense included in loss from operations	$2,994	$1,481	$23,163

As of March 31, 2010, the total future compensation expense related to the current unvested stock options and RSUs is approximately $22.0 million.

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

As the result of the discontinuation of our omiganan pentahydrochloride program, we recorded an impairment charge of $2.4 million on our omiganan pentahydrochloride manufacturing equipment during the fourth quarter of 2008. In the third quarter of 2009, we recorded adjustments to this impairment charge, reducing the charge by $0.2 million as actual costs incurred in disposing of the assets were less than anticipated. No similar impairments or adjustments were recorded in the first quarter of 2010.

Results of Operations

Three-Month Periods Ended March 31, 2010 and 2009

Operating expenses

Research and Development Expenses. Research and development expenses decreased $1.9 million to $4.2 million for the three months ended March 31, 2010, from $6.1 million for the comparable period in 2009. This reduction was primarily due to a $1.5 million decrease in spending on our omiganan pentahydrochloride product candidate as we discontinued our development efforts for this product candidate in March 2009 following the results of our Phase III clinical trial for this drug. Additionally, research and development spending on our OFIRMEV product candidate decreased $0.4 million in 2010 as compared to 2009, primarily due to a reduction in clinical development for OFIRMEV costs as we filed our NDA for OFIRMEV with the FDA in May 2009. Partially offsetting the reduction in clinical development expenses was an increase in pre-commercialization manufacturing costs incurred during the three months ended March 31, 2010 as we continue to prepare our manufacturing operations for the potential commercialization of OFIRMEV.

Sales and Marketing Expenses. Sales and marketing expenses increased to $6.1 million for the three months ended March 31, 2010, compared to $0.5 million for the comparable period in 2009. This increase was primarily due to the development of our commercial and supply operations functions for OFIRMEV during 2009 as we established our commercial infrastructure in preparation for the potential commercial launch of the product. As part of our development efforts, we increased our sales and marketing staff from two at the end of 2008 to 40 as of March 31, 2010, which significantly increased our salaries and personnel costs for the current period. Moreover, we incurred additional outside service fees and advertising and promotion costs as we continued our commercial readiness preparations to ensure a successful launch of OFIRMEV, if approved by the FDA.

General and Administrative Expenses. General and administrative expenses increased $0.7 million to $3.5 million for the three months ended March 31, 2010, compared to $2.8 million for the same period in 2009. This increase was primarily due to increases in salaries and related personnel costs, mostly attributable to stock-based compensation charges from additional equity awards outstanding in 2010 as compared to 2009. Additionally, we incurred additional costs to enhance our information technology infrastructure during the current period in support of the potential commercialization of our OFIRMEV product, if approved by the FDA.

Other income and expense net

Net other expense decreased $0.1 million to $0.2 million for the three months ended March 31, 2010, compared to $0.3 million for the comparable period in 2009. The decrease in expense was primarily due to a reduction in the interest incurred on our outstanding debt arrangements due to a lower average principal balance in 2010 as compared to 2009. The balance of our debt obligations, net of the loan discount, on our balance sheet at March 31, 2010 and December 31, 2009 was $5.0 million and $6.4 million, respectively.

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

We had also previously entered into a license agreement for our former omiganan pentahydrochloride product candidate under which we paid to Migenix an aggregate of $2.0 million in the form of an up-front fee, including the purchase of 617,284 shares of Migenix common stock. In May 2009, we terminated our license agreement with Migenix, and we will not be required to make future milestone or royalty payments under this agreement.

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

As of March 31, 2010, we had $67.7 million in cash and cash equivalents, a decrease of $8.2 million from the $75.9 million at December 31, 2009. This decrease was primarily due to cash used in operations ($12.0 million), principal payments on our debt obligations ($1.5 million) and purchases of property and equipment ($0.7 million), partially offset by the maturities of marketable securities ($6.0 million) which were reinvested in money market funds and categorized as cash equivalents.

The $12.0 million of cash used in operations during the three months ended March 31, 2010 represents a $1.4 million decrease from the $13.4 million of cash used in operations during the comparable 2009 period. Although we incurred a larger operating loss during the three months ended March 31, 2010 as compared to 2009, approximately one-half of the increased loss was related to non-cash charges. Also favorably impacting the cash used in operations was a less significant net decrease in our accounts payable and accrued liabilities during the three months ended March 31, 2010, as compared to the 2009 period. Specifically, our net accounts payable and accrued liabilities balances decreased $1.4 million, to $9.0 million at March 31, 2010, from $10.4 million at December 31, 2009. For the same 2009 period, our net accounts payable and accrued liabilities balances decreased $4.6 million.

The principal payments of $1.5 million made during the three months ended March 31, 2010 reduced our net debt balance to $5.0 million. As of March 31, 2010, nine equal monthly payments remained on our debt, along with the term loan final payment.

Our net property and equipment balance increased $0.6 million during the three months ended March 31, 2010, to $8.9 million. This increase was due to $0.7 million of capital equipment expenditures to be used primarily for the commercial manufacturing of OFIRMEV, partially offset by depreciation on our assets that were in service during the year.

Sources of Liquidity

Since inception, our operations have been financed primarily through the issuance of equity securities, in both public and private offerings. From our inception through March 31, 2010, we have received net proceeds of approximately $271.1 million from the sale of our preferred stock, common stock and warrants to purchase common stock. Through March 31, 2010, the sales of shares of our preferred stock, common stock and warrants were as follows:

•

from July 2004 to March 2010 (excluding our initial public offering, our February 2008 registered direct offering and our February 2009 private placement), we issued and sold a total of 2,369,144 shares of common stock to our founders, employees, directors and consultants for aggregate net proceeds of $1.0 million;

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

Additionally, in February 2006, we entered into a $7.0 million loan and security agreement with Silicon Valley Bank and Oxford Finance Corporation to provide us with growth capital. We drew down $7.0 million in June 2006 and in July 2009 we made the final payment to retire the $7.0 million obligation. In November 2007, we amended the $7.0 million loan and security agreement and entered into the Second Amendment to Loan and Security Agreement with the same parties and GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services, Inc.), to secure an additional $15.0 million credit facility. In December 2007, we drew down $15.0 million under the Second Amendment in two separate draws of $5.0 million and $10.0 million with fixed interest rates of 7.83% and 7.74%, respectively, net of a loan fee of less than $0.1 million. In February 2007, we began making the first of 30 equal monthly principal and interest payments on the $7.0 million loan and in July 2008 we began making the first of 30 equal monthly principal and interest payments to fully amortize the balance on the $15.0 million credit facility. As of March 31, 2010, we had no further credit available under these agreements. In connection with each credit facility, we issued warrants to the lenders to purchase shares of our stock.

Capital Resources

Our cash, cash equivalent and short-term investment balances are our primary source of liquidity and will continue to be our only source until we are able to obtain approval and successfully commercialize OFIRMEV. We believe we have sufficient financial resources to fund our operations, at a minimum, through the next nine months, including our requirements for projected working capital, capital expenditures and debt servicing. However, we may not have sufficient financial resources to meet all of our objectives once approval is obtained, which could require us to postpone, scale back or eliminate some, or all, of these objectives, including our potential launch activities. Our future funding requirements will depend on many factors, including, but not limited to costs associated with our efforts to:

•	obtain regulatory approval for OFIRMEV, or any other product candidates that we may license or acquire;

•	manufacture commercial quantities of OFIRMEV, if approved, at acceptable cost levels; and

•	develop a commercial organization and the supporting infrastructure required to successfully market and sell OFIRMEV, if it is approved.

Until we can generate significant cash from our operations, we expect to continue to fund our operations with our available financial resources, generated from the proceeds of offerings of our equity securities and our existing borrowings under our amended loan and security agreement. These financial resources may not be adequate to sustain our operations until we are able to generate significant positive cash from operations and we may be required to finance future cash needs through the sale of additional equity securities, strategic collaboration agreements and debt financing. However, we have drawn down all available amounts under our existing amended loan and security agreement, and we may not be successful in obtaining strategic collaboration agreements. Further, we cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. The capital markets have experienced volatility in recent years and the availability of credit has been adversely affected by illiquid credit markets and wide credit spreads. Further, concern about the stability of the markets in general, and the strength of counterparties specifically, has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our ability to obtain additional financing on terms acceptable to us, or at all. If these market conditions continue, they may limit our ability to timely replace maturing liabilities and to access the capital markets to meet liquidity needs. Having insufficient funds may require us to delay, scale-back or eliminate some or all of our development programs or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. Additionally, if we raise funds by issuing equity securities, dilution to existing stockholders would result, and if we raise funds by incurring additional debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

We have invested a substantial portion of our available cash in money market funds placed with reputable financial institutions and debt instruments of agencies of the U.S. government for which credit loss is not anticipated. The capital markets have been highly volatile and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities. This lack of liquidity has made it difficult for the fair value of these types of instruments to be determined. As of March 31, 2010 our money market fund holdings did not hold auction rate securities.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2010.

Recent Accounting Pronouncements

See Note 3 to the Notes to Condensed Financial Statements in Item 1 above for further discussion of recent accounting pronouncements.

Caution on Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, includes forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Forward-looking statements discuss matters that are not historical facts, and include, but are not limited to, discussions regarding our business, regulatory and commercialization strategies, growth strategy, competition, industry, regulatory environment, economic conditions, financial condition, liquidity and capital resources and results of operations. In this Quarterly Report, for example, we make forward-looking statements regarding: the timeframe and potential for approval of our re-submitted NDA for OFIRMEV; the sufficiency of our third-party manufacturer’s corrective actions; and all financial estimates or projections related to our company. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words, “believe,” “may,” “might,” “can,” “could,” “will,” “would,”, “should,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” or similar expressions.

While we believe that the expectations reflected in this Quarterly Report are reasonable, the inclusion of any forward-looking statements should not be regarded as a representation that any of our plans will be achieved. Our actual results will differ from those anticipated in our forward looking statements as a result of various factors, including those set forth below under the caption “Part II, Item 1A – Risk Factors,” and the differences may be material. These risk factors include, but are not limited to: the potential for the FDA to require additional data or information as part of its review of our resubmitted NDA for OFIRMEV, including requirements for additional stability batches or other manufacturing data, which may require significant time and expense to produce; our reliance on our third-party manufacturer to respond to the FDA’s concerns and address any manufacturing facility deficiencies; the timeframe in which FDA will review our re-submitted NDA for OFIRMEV, including the possibility that the FDA will decide to re-inspect the manufacturing facility prior to completing its review of the NDA; the risk that further FDA scrutiny of the manufacturing site may raise additional issues that must be resolved prior to obtaining approval of our NDA, causing further delay and expense; the risk that we may not receive regulatory approval for OFIRMEV on a timely basis or at all; our dependence on the success of OFIRMEV as our only product candidate; the potential we will require substantial additional funding in order to obtain regulatory approval for and commercialize OFIRMEV, and the risk that we may not be able to raise sufficient capital when needed, or at all; the risk that delays in approval of our NDA for OFIRMEV and our commercial launch will enable competitors to further entrench their existing products or develop and bring new products to market before OFIRMEV; the impact of healthcare reform legislation; and other risks detailed in our periodic public filings with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. All forward-looking statements are qualified in their entirety by this cautionary statement and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof. This caution is made under the safe harbor provisions of Section 21E of the Private Securities Litigation Reform Act of 1995.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our cash equivalents and short-term investments are classified as available-for-sale. As of March 31, 2010 our holdings consisted solely of money market funds made in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.

We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe our cash, cash equivalents and investment securities have significant risk of default or illiquidity. We made this determination based on discussions with our investment advisors and a review of our holdings. While we believe our cash, cash equivalents and investment securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. All of our investments are held at fair value. The following table shows the fair value of our cash equivalents and investments as of March 31, 2010 (in thousands):

	Amortized Cost Basis	Fair Value
Cash equivalents	$66,903	$66,903

Debt

The loans under our amended loan and security agreement have fixed interest rates. Consequently, we do not have significant interest rate cash flow exposure on our debt. The aggregate balance of the loans, net of the loan discount, under the agreement at March 31, 2010 was $5.0 million, and is collateralized by substantially all of our assets (excluding intellectual property). Under the terms of the agreement, we are precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and are subject to various non-financial covenants and prepayment penalties.

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

The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations.

We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2009.

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

We may not receive regulatory approval for OFIRMEV, or its approval may be further delayed, which would have a material adverse effect on our business and financial condition.*

The process for obtaining approval of an NDA is time consuming, subject to unanticipated delays and costs, and requires the commitment of substantial resources. For example, we submitted a New Drug Application, or NDA, for OFIRMEV to the U.S. Food and Drug Administration, or FDA, in May 2009. The NDA was accepted for filing in July 2009, and designated for priority review. Pursuant to Prescription Drug User Fee Act, or PDUFA, guidelines, the FDA was expected to complete its review and provide an action letter with respect to the NDA in November 2009; however, the agency instead indicated that its review would be extended for up to three additional months, resulting in a new PDUFA goal date in February 2010. On February 10, 2010, we received a complete response letter from the FDA, which stated that the NDA could not be approved in its present form due to deficiencies with respect to good manufacturing practices observed during the agency’s inspection of the facilities of our third-party manufacturer, which was completed on February 5, 2010.

On April 16, 2010, we and our third-party manufacturer met with the FDA to discuss our third-party manufacturer’s response to the FDA’s inspectional observations. Following this meeting, on May 4, 2010, we re-submitted our 505(b)(2) NDA for OFIRMEV.

The approval of our re-submitted NDA for OFIRMEV may be delayed if the FDA is not satisfied with our third-party manufacturer’s response to the FDA’s inspectional observations. If the FDA determines that it must re-inspect the facilities used to manufacture OFIRMEV before agreeing that the inspectional observations have been adequately addressed, the submission will be categorized as a Class 2 submission, which will result in a six-month review timeline. If no re-inspection is required, the submission may be categorized as a Class 1 submission, which will result in a two-month review timeline.

Although the FDA did not request that we complete new stability studies during the meeting, the agency may require additional data or information as part of its review of the submission. If the FDA requires additional stability data or other manufacturing data that we do not currently have, such data may not be available for a significant amount of time, which could delay the approval of our NDA for OFIRMEV and cause us to incur significant additional expenses.

As part of its standard procedures, the FDA required us to provide updated safety information when we re-submitted the NDA for OFIRMEV, including safety information derived from the use of this product candidate in other countries. This information could influence the FDA’s decision as to whether to approve our NDA, or cause the FDA to re-evaluate previously reviewed portions of the NDA and lead to new data requests, which could result in additional delays or cause the agency to require that we add unfavorable statements, such as new warnings or contraindications, to the labeling for OFIRMEV, if approved.

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

Any significant delay in our third-party manufacturer’s resolution of the inspectional observations, or our receipt of a second complete response letter denying approval of OFIRMEV, could negatively impact our ability to ultimately obtain marketing authorization for this product candidate and would have a material adverse effect on our business and financial condition.

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

For example, on February 10, 2010 we received a complete response letter from the FDA regarding our NDA submission for OFIRMEV which stated that the NDA could not be approved in its present form due to deficiencies observed during an inspection of the facilities used by Baxter to produce this product candidate, which was completed on February 5, 2010. On February 18, 2010, Baxter submitted a response to the FDA, and on April 16, 2010 we and Baxter met with the FDA to discuss Baxter’s response to the inspectional observations. Following that meeting, we re-submitted our 505(b)(2) NDA for OFIRMEV on May 4, 2010. The approval of our re-submitted NDA for OFIRMEV may be delayed if the FDA is not satisfied with Baxter’s response to its inspectional observations, or if the FDA determines that it must re-inspect the facilities used to manufacture OFIRMEV before agreeing that the inspectional observations have been adequately addressed. If a re-inspection is required, the submission will be categorized as a Class 2 submission, which will result in a six-month review timeline. If no re-inspection is required, the submission may be categorized as a Class 1 submission, which will result in a two-month review timeline.

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

OFIRMEV, or any other trade name that we intend to use for intravenous acetaminophen, must be approved by the FDA irrespective of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office. The FDA conducts a rigorous review of proposed product names, and may reject a product name if it believes that the name inappropriately implies medical claims or if it poses the potential for confusion with other product names. For example, the FDA previously rejected our proposed product name, Acetavance, based on the agency’s assertion that the name is unacceptable from a promotional perspective. Following that rejection, we submitted alternative product names to the agency for review, and have been informed by the agency that the trade name, OFIRMEV, is acceptable. However, the FDA will not approve this trade name until the NDA for intravenous acetaminophen is approved. If the FDA determines that the trade names of other products that are approved prior to the approval of intravenous acetaminophen may present a risk of confusion with our proposed trade name, the FDA may not ultimately approve OFIRMEV. If our trade name, OFIRMEV, is rejected, we will lose the benefit of any brand equity that may already have been developed for this product candidate, as well as the benefit of our existing trademark applications for this trade name. Additionally, if the FDA does not approve one of our alternative product names for intravenous acetaminophen prior to the NDA approval date, we may be required to launch this product candidate without a brand name, and our efforts to build a successful brand identity for, and commercialize, this product candidate may be adversely impacted.

We are subject to new legislation, regulatory proposals and managed care initiatives that may increase our costs of compliance and adversely affect our ability to market our products, obtain collaborators and raise capital.*

In March 2010, the President signed the Patient Protection and Affordable Care Act, which makes extensive changes to the delivery of health care in the United States. This act includes numerous provisions that affect pharmaceutical companies, some of which are effective immediately and others of which will be taking effect over the next several years. For example, the act seeks to expand health care coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The act will also impose substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit, an annual fee imposed on all manufacturers of brand prescription drugs in the United States, and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics. The act also contains cost containment measures that could reduce reimbursement levels for health care items and services generally, including pharmaceuticals. It also will require reporting and public disclosure of payments and other transfers of value provided by pharmaceutical companies to physicians and teaching hospitals. These measures could result in decreased net revenues from our pharmaceutical products and decrease potential returns from our development efforts.

In addition, there have been a number of other legislative and regulatory proposals aimed at changing the pharmaceutical industry. In particular, California has enacted legislation that requires development of an electronic pedigree to track and trace each prescription drug at the saleable unit level through the distribution system. California’s electronic pedigree requirement is scheduled to take effect in January 2015. Compliance with California and future federal or state electronic pedigree requirements may increase our operational expenses and impose significant administrative burdens. As a result of these and other new proposals, we may determine to change our current manner of operation, provide additional benefits or change our contract arrangements, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Our license for FIRMEV is subject to the terms and conditions of a license from SCR Pharmatop to BMS, under which BMS originally licensed the intellectual property rights covering OFIRMEV. If BMS materially breaches the terms or conditions of this underlying license from SCR Pharmatop, and neither BMS nor we adequately cure that breach, or BMS and SCR Pharmatop otherwise become involved in a dispute, the breach by BMS or disputes with SCR Pharmatop could result in a loss of, or other material adverse impact on, our rights under our license agreement with BMS. While we would expect to exercise all reasonable rights and remedies available to us, including seeking to cure any breach by BMS, and otherwise seek to preserve our rights under the patents licensed by SCR Pharmatop, we may not be able to do so in a timely manner, at an acceptable cost or at all. Any uncured, material breach under the license from SCR Pharmatop to BMS could result in our loss of exclusive rights to our OFIRMEV product candidate and may lead to a complete termination of our product development and any commercialization efforts for OFIRMEV.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of March 31, 2010, we had 90 employees. We will need to substantially expand our managerial, commercial, financial and other personnel resources in order to manage our operations and prepare for the commercialization of OFIRMEV, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth, and we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

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

If OFIRMEV is approved by the FDA, one or more third parties may challenge the patents covering this product, which could result in the invalidation or unenforceability of some or all of the relevant patent claims. For example, if a third party files an Abbreviated New Drug Application, or ANDA, for a generic drug product containing acetaminophen and relies in whole or in part on studies conducted by or for us, the third party will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA’s Orange Book with respect to our NDA for FIRMEV; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third-party’s generic drug product. A certification that the new product will not infringe the Orange Book-listed patents for OFIRMEV, or that such patents are invalid, is called a paragraph IV certification. If the third party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third-party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third-party’s ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third party. If we do not file a patent infringement lawsuit within the required 45-day period, the third-party’s ANDA will not be subject to the 30-month stay. Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could adversely impact our ability to prevent third parties from competing with our products.

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

We are a development stage company with a limited operating history. We have focused primarily on in-licensing and developing OFIRMEV and our former product candidate, omiganan pentahydrochloride, with the goal of supporting regulatory approval for these product candidates. We have incurred losses in each year since our inception in May 2004, including net losses of $45.5 million, $57.1 million and $51.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of March 31, 2010, we had an accumulated deficit of $ 230.9 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. For example, our development expenses decreased in 2009 due to the completion of our clinical development program for OFIRMEV, and the discontinuation of our development program for our omiganan pentahydrochloride product candidate. However, we incurred increased pre-commercialization expenses during 2009 as we prepared for the potential market launch of OFIRMEV, and we expect to incur significant sales, marketing and outsourced manufacturing expenses, as well as continued development expenses related to the commercialization of this product, if approved by the FDA. As a result, we expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

In February 2009, we completed a private placement of common stock and warrants to purchase common stock, raising net proceeds of approximately $86.2 million. We believe that with our currently available cash and cash equivalent balance, we have sufficient funds to meet our projected operating requirements, at a minimum, through the next nine months. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. Further, we may not have sufficient financial resources to meet all of our objectives if OFIRMEV is approved, which could require us to postpone, scale back or eliminate some, or all, of these objectives, including our potential launch activities. Our future funding requirements will depend on many factors, including, but not limited to:

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

The trading prices for our common stock during the 52 weeks ending March 31, 2010 ranged from a high of $12.68 to a low of $8.25. The market price of our common stock is likely to continue to be highly volatile and may fluctuate substantially due to many factors, including:

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

As of March 31, 2010, our executive officers and directors and their affiliates together controlled approximately 50.9% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets, and might affect the prevailing market price of our common stock.

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

•

a requirement of approval of not less than 66 2 /3% of all outstanding shares of our capital stock entitled to vote to amend any bylaws by stockholder action, or to amend specific provisions of our certificate of incorporation; and

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Reserved

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
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

CADENCE PHARMACEUTICALS, INC.

Dated: May 7, 2010	By:	/s/ WILLIAM R. LARUE
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