Form 10-Q
period 2010-06-30
CADENCE PHARMACEUTICALS INC
filed 2010-08-06
CIK 1333248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

As of July 30, 2010, there were 50,555,472 shares of the registrant’s Common Stock outstanding.

CADENCE PHARMACEUTICALS, INC.

INDEX

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Balance Sheets at June 30, 2010 and December 31, 2009	1
	Condensed Statements of Operations for the three and six months ended June 30, 2010 and 2009 and for the period from May 26, 2004 (inception) through June 30, 2010	2
	Condensed Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and for the period from May 26, 2004 (inception) through June 30, 2010	3
	Notes to Condensed Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	24

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Reserved	44
Item 5.	Other Information	44
Item 6.	Exhibits	45

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,488,398	$75,859,035
Investments in marketable securities	7,057,197	6,147,118
Restricted cash	1,497,848	1,497,848
Prepaid expenses	254,379	517,987
Other current assets	5,859	31,256

Total current assets	70,303,681	84,053,244
Property and equipment, net	7,771,446	8,300,529
Restricted cash	189,738	189,738
Other assets	3,609,335	19,708

Total assets	$81,874,200	$92,563,219

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,066,061	$2,656,597
Accrued liabilities	4,728,906	7,739,527
Current debt, less discount of $-0- and $158,545, respectively	-	6,442,327
Other current liabilities	-	22,048

Total current liabilities	6,794,967	16,860,499
Deferred rent	469,374	640,208
Long-term debt, less current portion and discount of $1,537,101 and $-0-, respectively	18,462,899	-

Total liabilities	25,727,240	17,500,707

Commitments and contingencies (Note 11)

Stockholders’ equity :
Common stock, $0.0001 par value; 100,000,000 shares authorized, 50,540,929 shares and 50,484,588 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	5,054	5,048
Additional paid-in capital	299,299,039	292,076,537
Accumulated other comprehensive income	29	60
Deficit accumulated during the development stage	(243,157,162)	(217,019,133)

Total stockholders’ equity	56,146,960	75,062,512

Total liabilities and stockholders’ equity	$81,874,200	$92,563,219

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from May 26, 2004 (Inception) through June 30, 2010
	2010	2009	2010	2009
Operating expenses:
Research and development	$2,796,550	$4,079,979	$7,027,436	$10,219,321	$164,127,541
Sales and marketing	4,674,449	1,186,139	10,728,950	1,722,254	29,399,442
General and administrative	3,127,756	2,974,605	6,589,364	5,786,352	47,448,348
Other	1,286,279	(237,701)	1,298,262	413,085	4,094,854

Total operating expenses	11,885,034	8,003,022	25,644,012	18,141,012	245,070,185

Loss from operations	(11,885,034)	(8,003,022)	(25,644,012)	(18,141,012)	(245,070,185)

Other (expense) income:
Interest income	20,670	39,843	44,170	123,866	7,370,572
Interest expense	(369,323)	(314,247)	(553,411)	(681,174)	(4,972,265)
Other income (expense)	14,751	(22,655)	15,224	(39,124)	(485,284)

Total other (expense) income, net	(333,902)	(297,059)	(494,017)	(596,432)	1,913,023

Loss before income tax	(12,218,936)	(8,300,081)	(26,138,029)	(18,737,444)	(243,157,162)

Net loss	$(12,218,936)	$(8,300,081)	$(26,138,029)	$(18,737,444)	$(243,157,162)

Basic and diluted net loss per share(1)	$(0.24)	$(0.17)	$(0.52)	$(0.40)

Shares used to compute basic and diluted net loss per share(1)	50,522,489	50,299,362	50,515,959	47,083,492

(1)

As a result of the issuance of 12,039,794 shares of common stock pursuant to a private placement in the first quarter of 2009, there is a lack of comparability in the per share amounts between the six month periods presented. Please see Note 4 of the Notes to Financial statements for further discussion.

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,		Period from May 26, 2004 (Inception) through June 30, 2010
	2010	2009
Operating activities
Net loss	$(26,138,029)	$(18,737,444)	$(243,157,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	339,059	271,319	2,188,773
Loss on disposal of assets	8,883	-	83,705
Impairment of long-lived assets	1,186,050	-	3,539,212
Adjustment to estimate of impairment of long-lived assets	-	(180,699)	(180,926)
Impairment of available-for-sale securities	-	45,461	450,000
Stock-based compensation	5,902,505	3,223,091	26,071,355
Non-cash interest expense	19,708	14,859	92,597
Amortization of discount on note payable	158,545	132,367	832,447
Amortization of premiums on available-for-sale securities, net of accretion of discounts	33,139	-	163,408
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	395,755	(1,516,807)	(272,466)
Accounts payable	(575,639)	(867,290)	2,215,689
Accrued liabilities and other liabilities	(2,551,534)	(5,603,917)	3,068,008

Net cash used in operating activities	(21,221,558)	(23,219,060)	(204,905,360)

Investing activities
Purchases of marketable securities	(7,050,000)	-	(25,238,348)
Maturities of marketable securities	6,000,000	-	17,575,000
Investment in unconsolidated entity	(3,500,000)	-	(3,500,000)
Restricted cash	-	347,848	(1,687,586)
Purchases of property and equipment	(1,924,874)	(1,241,914)	(11,703,334)
Proceeds from the sale of property and equipment	3,100	-	3,295

Net cash used in investing activities	(6,471,774)	(894,066)	(24,550,973)

Financing activities
Proceeds from issuance of common stock, net	82,902	86,270,175	192,571,989
Disbursements from repurchase of common stock	-	-	(19,075)
Proceeds from sale of preferred stock, net	-	-	78,933,748
Borrowings under debt agreements, net of fees	19,590,665	-	41,458,069
Payments under debt agreements	(6,350,872)	(4,430,679)	(22,000,000)

Net cash provided by financing activities	13,322,695	81,839,496	290,944,731

Net (decrease) increase in cash and cash equivalents	(14,370,637)	57,726,370	61,488,398
Cash and cash equivalents at beginning of period	75,859,035	47,627,246	-

Cash and cash equivalents at end of period	$61,488,398	$105,353,616	$61,488,398

Supplemental disclosures
Issuance of warrants in connection with loan and security agreement	$1,237,101	$-	$2,024,549
Shares in unconsolidated entity acquired in option purchase agreement	$500,000	-	$500,000
Assets acquired through lease concessions	$-	-	$1,190,530
Property and equipment purchases in accounts payable and accrued expenses	$183,756	-	$183,756
Unrealized gain (loss) on investment securities	$(31)	-	$29
Cash paid for interest and fees	$937,889	$496,735	$4,268,051

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

In March 2006, the Company in-licensed the exclusive U.S. and Canadian rights to its current product candidate, OFIRMEV, an intravenous formulation of acetaminophen, from Bristol-Myers Squibb Company (“BMS”). In May 2009, the Company submitted a New Drug Application (“NDA”) for OFIRMEV to the Food and Drug Administration (“FDA”) and on February 10, 2010, received a complete response letter from the FDA, which stated the NDA could not be approved due to deficiencies observed during the FDA’s inspection of the facilities of the Company’s third-party manufacturer. Following a meeting with FDA to discuss the observations, the Company re-submitted the NDA for OFIRMEV on May 4, 2010. On May 14, 2010, the Company announced that the FDA had classified the OFIRMEV NDA resubmission as a complete Class 2 response and assigned a Prescription Drug User Fee Act (“PDUFA”) action date of November 4, 2010.

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

Stock-Based Compensation

Stock option awards. Stock options are currently valued using the Black-Scholes option pricing model on the date of grant. This option pricing model involves a number of estimates, including the expected lives of stock options, the Company’s anticipated stock volatility and interest rates. The following table summarizes the weighted average estimates the Company used in the Black-Scholes option-pricing model during the three and six months ended June 30, 2010 and 2009, to determine the fair value of employee and non-employee director stock options granted during each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Risk free interest rates	2.5%	2.5%	2.8%	1.9%
Expected life in years	5.4 years	5.7 years	5.8 years	6.0 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	76.5%	71.8%	76.8%	71.8%

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

	Three Months Ended June 30,		Six Months Ended June 30,		Period from May 26, 2004 (Inception) through June 30, 2010
	2010	2009	2010	2009
Research and development	$658,133	$568,419	$1,638,015	$1,026,499	$7,986,923
Sales and marketing	1,177,170	53,891	1,662,724	69,632	2,259,602
General and administrative	1,072,839	1,120,170	2,601,766	2,126,960	15,824,830

Stock-based compensation expense included in operating expenses	2,908,142	1,742,480	5,902,505	3,223,091	26,071,355

Total stock-based compensation expense included in loss from operations	$2,908,142	$1,742,480	$5,902,505	$3,223,091	$26,071,355

Fair Value Reporting

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, restricted cash, an option purchase right, equity securities of an unconsolidated privately-held entity, accounts payable, accrued liabilities and long-term debt. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The Company’s option purchase right and equity securities of an unconsolidated privately-held entity have been initially valued based upon the transaction price under the cost method of accounting. These assets are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The fair value of marketable securities is based upon market prices quoted on the last day of the fiscal period.

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

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table presents further detail of the financial instruments carried at fair value on the Company’s balance sheet as of June 30, 2010. The table does not include assets and liabilities which are measured at historical cost or on any basis other than fair value:

Description	Total Carrying Value	Fair Value Measurements as of June 30, 2010
		Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents:
Money market funds	$47,605,361	$47,605,361	$-	$-	$47,605,361
Debt instruments – Corporate debt obligations	12,245,874	12,245,874	-	-	12,245,874
Debt instruments – U.S. Government agencies	499,767	499,767	-	-	499,767
Investments in marketable securities – short-term:
Debt instruments – Municipal debt obligations	7,057,197	-	7,057,197	-	7,057,197

Assets at fair value	$67,408,199	$60,351,002	$7,057,197	$-	$67,408,199

3.	Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance on the milestone method of revenue recognition. This update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Under this guidance, to meet the definition of a substantive milestone, the consideration earned by achieving the milestone should (1) be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) relate solely to past performance, and (3) be reasonable relative to all deliverables and payment terms in the arrangement. Further, no bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The guidance is effective for interim and annual periods beginning on or after June 15, 2010 and the Company is required to adopt this guidance beginning July 1, 2010. The Company is assessing the impact of the guidance and does not expect the adoption will have a material effect on its financial statements.

4.	Net Loss Per Share

Net loss per share is presented as basic and diluted net loss per share. Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options, restricted stock units and warrants are considered to be common stock equivalents and are not included in the calculations of diluted net loss per share as their effect is anti-dilutive. Additionally, the restricted stock units outstanding during the three and six months ended June 30, 2010 period were excluded from the basic net loss calculation as these units do not include dividend rights and therefore are not considered to be participating securities.

The actual net loss per share amounts for the three and six months ending June 30, 2010 and 2009 were computed based on the weighted average shares of common stock outstanding during the respective periods. The net loss per share for the periods presented includes the effect of the 12,039,794 common shares issued pursuant to a private placement in the first quarter of 2009. As a result of the issuance of these common shares, there is a lack of comparability in the basic and diluted net loss per share amounts for the six month periods presented.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following is a reconciliation of the basic and diluted shares for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Shares for basic and dilutive net loss per share:

Weighted average common shares outstanding	50,522,489	50,407,289	50,517,984	47,212,670
Weighted average unvested common shares subject to repurchase	-	(107,927)	(2,025)	(129,178)

Denominator for basic and diluted earnings per share	50,522,489	50,299,362	50,515,959	47,083,492

At June 30, 2010 and 2009, stock options, restricted stock units, and warrants totaling 13,387,390 and 10,709,601 shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Period from May 26, 2004 (Inception) through June 30, 2010
	2010	2009	2010	2009
Net loss	$(12,218,936)	$(8,300,081)	$(26,138,029)	$(18,737,444)	$(243,157,162)

Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments	29	-	(31)	-	29

Comprehensive loss	$(12,218,907)	$(8,300,081)	$(26,138,060)	$(18,737,444)	$(243,157,133)

6.	Property and Equipment

Property and equipment for operations were as follows:

	June 30, 2010	December 31, 2009
Property and equipment:
Leasehold improvements	$1,610,250	$1,610,250
Computer equipment and software	1,400,765	840,604
Furniture and fixtures	445,995	469,423
Construction-in-process	6,308,672	7,059,969

	9,765,682	9,980,246
Less accumulated depreciation	(1,994,236)	(1,679,717)

Total	$7,771,446	$8,300,529

For the three months ended June 30, 2010 and 2009, the Company incurred depreciation expense of $180,967 and $136,294, respectively. For the six months ended June 30, 2010 and 2009, the Company incurred depreciation expense of $339,059 and $271,319, respectively. Since May 26, 2004 (inception) through June 30, 2010, the Company has incurred depreciation expense of $2,188,773.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

During the three and six months ended June 30, 2010, the Company modified the design of its planned second production line for its OFIRMEV product candidate, resulting in the partial cancellation of a capital equipment order for which the Company has identified an alternative supplier. As a result of the partial cancellation, the Company incurred a charge of $1,186,050 to impair the costs accumulated in construction-in-process for the equipment. See Note 9 regarding capital impairments recorded during the three and six months ended June 30, 2009.

7.	Investments in Marketable Securities

The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at June 30, 2010 and December 31, 2009 consisted of the following:

At June 30, 2010	Amortized Cost Basis	Other-than- temporary Impairments	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
Debt instruments – Municipal debt obligations	$7,057,197	$-	$-	$-	$7,057,197

	$7,057,197	$-	$-	$-	$7,057,197

At December 31, 2009	Amortized Cost Basis	Other-than- temporary Impairments	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
Debt instruments – U.S. Government agencies	$6,147,058	$-	$786	$(726)	$6,147,118

	$6,147,058	$-	$786	$(726)	$6,147,118

Investments by contractual maturity are as follows:

	June 30, 2010		December 31, 2009
	Cost	Fair Value	Cost	Fair Value
Due or callable in one year or less	$7,057,197	$7,057,197	$6,147,058	$6,147,118
Due after one year	$-	$-	$-	$-

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a methodology that reviews specific securities in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the Company’s intent and ability to hold the investment and extent to which the fair value is less than cost; the financial health of and business outlook for the issuer; and operational and financing cash flow factors. During the first and second quarters of 2009, the Company recorded impairment charges of $25,690 and $19,771, respectively, to impair the balance of the Migenix, Inc. (“Migenix”) common stock acquired as partial consideration from the Company’s acquisition of the development and commercialization rights to the omiganan pentahydrochloride product candidate as the decrease in market value of the securities were considered to be other-than-temporary. The Company’s Migenix common stock holdings had no value at June 30, 2010 and December 31, 2009, respectively.

8.	Investment in Incline

On June 21, 2010, the Company entered into an option agreement (the “Option Agreement”) with Incline Therapeutics, Inc., a privately held specialty pharmaceutical company (“Incline”), pursuant to which the Company obtained an exclusive, irrevocable option to acquire Incline during two option periods, and has additional rights after the expiration of the second period. Incline is developing IONSYS™ (fentanyl iontophoretic transdermal system), an investigational product candidate intended to provide patient-controlled analgesia for adult inpatients requiring opioids following surgery.

In consideration for the option, the Company paid Incline a $3,500,000 upfront option fee and will pay Incline a second $3,500,000 fee upon the commencement of the second option period if the Company has not yet exercised its option to acquire Incline. During the first option period, the Company may acquire Incline for an amount not to exceed $135,000,000. During the second option period, the Company may acquire Incline for an amount not to exceed $228,000,000, plus payment of an additional amount not to exceed $57,000,000 upon FDA approval of IONSYS. The first option period, which commenced on June 21, 2010, extends through the later to occur of 12 months or the date on which Incline receives the second tranche of its Series A financing. The second option period commences on the expiration of the first option period and extends until the earliest to occur of the date on which Incline submits a supplemental NDA for IONSYS to the FDA, the filing of an initial public offering by Incline, or 42 months. The Company has an exclusive right of first negotiation to acquire Incline for the six-month period following the expiration of the second option period and may elect to extend the second option period for up to an additional six months upon the payment of up to $5,000,000 to Incline. During the option periods, Incline will remain primarily responsible for the development of IONSYS. However, the Company and Incline will form a joint development committee to oversee the global development and regulatory approval for the IONSYS product candidate.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

The Company has determined that Incline is a variable interest entity (“VIE”), however because it will not absorb a majority of Incline’s expected losses or receive a majority of Incline’s expected residual returns, the Company is not the primary beneficiary of this entity at this time. Further, Cadence will have no oversight of the day-to-day operations of Incline, nor does it have sufficient rights or voting representation to influence the operating or financial decisions of Incline. Additionally, the Company was not a founder of Incline and has no additional equity requirements in future financings or otherwise. Therefore, the Company is not required to consolidate Incline into its financial statements. This consolidation status could change in the future if the option agreement is exercised, or if other changes occur in the relationship between the Company and Incline.

In consideration of the Company’s expenditure of funds in connection with conducting due diligence on IONSYS, the Company received $500,000 of Incline Series A preferred stock, or 500,000 shares, on terms generally consistent with Incline’s other Series A preferred stock investors. The Company valued the transaction using the cost method, assigning $500,000 to the preferred stock and $3,000,000 to the option. Both assets are recorded as other long-term assets on the Company’s balance sheet at June 30, 2010. No similar assets were recorded at December 31, 2009.

9.	Omigard Restructuring Charges

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

The Company recorded adjustments to the impairment charge taken on the manufacturing equipment in 2009, reducing the charge by an aggregate $180,926 during the third and fourth quarters of 2009 as actual costs incurred in disposing of the assets were less than anticipated. Additionally, adjustments totaling $64,219 were recorded to the severance obligation during 2009, including $57,002 during the second quarter of 2009, and are included in the Company’s “Other” operating expenses on the statement of operations. As of June 30, 2010 and December 31, 2009, no liability remained for severance-related costs and termination of contractual obligations.

The following table details the restructuring charges for severance-related costs and termination of contractual obligations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,		Period from May 26, 2004 (Inception) through June 30, 2010
	2010	2009	2010	2009
Beginning restructuring liability	$-	$637,709	$-	$-	$-
Severance and termination charges incurred	-	-	-	650,786	650,786
Adjustments to severance and termination charges	-	(57,002)	-	(57,002)	(64,219)
Severance and termination disbursements	-	(278,310)	-	(291,387)	(586,567)

Ending restructuring liability	$-	$302,397	$-	$302,397	$-

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

10.	Loan and Security Agreement

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

In November 2007, the Company amended the Agreement and entered into the Second Amendment to Loan and Security Agreement (the “Second Amendment”) with the same parties and GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services Inc.) (collectively, the “lenders”), to secure an additional $15,000,000 loan facility. In December 2007, the Company drew down $15,000,000 under the Second Amendment in two separate draws of $5,000,000 and $10,000,000 with fixed interest rates of 7.83% and 7.74%, respectively, net of a $45,000 loan fee (the “loan fee”). In addition to the principal and interest, the Company was required to pay $375,000 at the termination of the Second Amendment (the “term loan final payment”). In June 2010, the Company entered into an Amended and Restated Loan and Security Agreement (the “Restated Agreement”) with the same lenders. The Restated Agreement amends and restates the Company’s existing Agreement and provides the Company with a new $30,000,000 growth capital loan facility, available to the Company in two advances. The first advance of $20,000,000 was made in conjunction with securing the facility in June 2010 at a fixed interest rate of 11.33%. The second advance of $10,000,000 will be made available upon approval by the FDA of the Company’s investigational product candidate, OFIRMEV™, if such approval is made on or before December 31, 2010. The interest rate for this drawdown will equal the greater of (i) 11.25% or (ii) the sum of (a) the one-month U.S. London Interbank Offer Rate (LIBOR) reported in the Wall Street Journal three (3) Business Days prior to the drawdown date plus (b) 10.98%. The Company paid an upfront fee of $300,000 (the “upfront fee”) and will reimburse the lenders for their expenses incurred in initiating the loan. The Company will also be required to make a growth capital final payment equal to 6% of the total of the advances received by the Company at the termination of the Restated Agreement. Further warrants, as described below, were issued as part of the transaction.

In connection with the establishment of the $30,000,000 facility, the outstanding balance of the $15,000,000 facility was paid in full, including accrued interest, and the $375,000 term loan final payment. Upon the repayment of the $15,000,000 facility, the Company recorded a charge of approximately $145,000 in the second quarter of 2010 to (i) fully amortize the balance of the loan discount and related issuance costs and (ii) fully accrue the term loan final payment. The Company will make interest-only payments on the outstanding balance of the Restated Agreement through July 1, 2011, and subsequently make principal and interest payments to fully amortize the balance over the subsequent 30 month term.

The warrants issued and the upfront fees paid in connection with the Restated Agreement, have been recognized as a discount on the loan issuance. The legal and related expenses have been recognized as debt issuance costs on the Company’s balance sheet which, together with the warrants, upfront fee, growth capital final payment and fixed interest rate, will be amortized to interest expense throughout the life of the loan using an effective interest rate of 15.8%. The loans are collateralized by substantially all the assets of the Company (excluding intellectual property). Under the terms of the Restated Agreement, the Company may be precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and is subject to certain non-financial covenants and prepayment penalties. Upon the occurrence of an event of default, including a Material Adverse Change (as defined in the Restated Agreement), the lenders may declare all outstanding amounts due and payable under the Agreement.

As of June 30, 2010 and December 31, 2009, the aggregate principal balance of the loans, net of the loan discounts, included on the Company’s balance sheets was $18,462,899 and $6,442,327, respectively.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

Warrants

In connection with the Second Amendment, the Company issued six fully exercisable warrants to the lenders to purchase an aggregate of 50,331 shares of the Company’s common stock at an exercise price of $12.67 per share, expiring November 30, 2014. The Company determined the fair value of these warrants to be $473,876, using the Black-Scholes valuation model using the following assumptions: risk-free interest rate of 3.64%; dividend yield of 0.0%; expected volatility of 70.0%; and a contractual term of seven years. As of June 30, 2010, all warrants related to the Second Amendment were outstanding.

In connection with the Restated Agreement, the Company issued three fully exercisable warrants to the lenders to purchase an aggregate of 254,793 shares of the Company’s common stock at an exercise price of $7.0645 per share, expiring June 18, 2017. The Company determined the relative fair value of these warrants to be $1,237,101, using the Black-Scholes valuation model. The value of the warrants was recorded as a discount to the note payable, and will be amortized to interest expense over the expected term of the loan agreement. The warrants were valued using the following assumptions: risk-free interest rate of 2.7%; dividend yield of 0.0%; expected volatility of 76.5%; and a contractual term of seven years. As of June 30, 2010, all warrants related to the Restated Agreement were outstanding.

11.	Commitments and Contingencies

Leases

In May 2006, the Company entered into a six-year operating lease for 23,494 square feet of office space. The Company received certain tenant improvement allowances and rent abatement and has an option to extend the lease for five years following the expiration of the initial term. Monthly rental payments are adjusted on an annual basis and the lease expires in September 2012. As security for the lease, a letter of credit in the initial amount of $1,581,130 was required by the landlord. The letter of credit is collateralized by a certificate of deposit in the same amount that is classified as restricted cash in the Company’s balance sheet. The required amount subject to the letter of credit and corresponding certificate of deposit may be reduced by 22% on each of the first four anniversaries of the commencement of the lease. During the fourth quarter of 2007, the first quarter of 2009 and the fourth quarter of 2009, the letter of credit was reduced by $347,848 each in accordance with the agreement and the related restricted cash was adjusted by a like amount. As of June 30, 2010, the value of the letter of credit and corresponding certificate of deposit, classified as restricted cash on the Company’s balance sheet was $537,586.

In January 2007, the Company entered into a sublease agreement for a portion of its unused office space. The sublease agreement expired in September 2009 and the Company has since recaptured the space to support its growth. Rent expense, net of sublease rent income, for the three months ended June 30, 2010 and 2009 was $214,703 and $142,105, respectively. Rent expense, net of sublease rent income, for the six months ended June 30, 2010 and 2009 was $429,405 and $284,492, respectively. Since May 26, 2004 (inception) through June 30, 2010, the Company has incurred total net rent expense of $3,204,112.

Corporate Credit Card

In 2009, the Company entered into a pledge agreement pursuant to the establishment of a corporate credit card program whereby the Company pledged $150,000 in a certificate of deposit as collateral. These funds are therefore classified as restricted cash on the Company’s balance sheet at June 30, 2010 and December 31, 2009, respectively.

Supply Agreement

In July 2007, the Company entered into a development and supply agreement (the “Supply Agreement”) with Baxter Healthcare Corporation (“Baxter”) for the completion of pre-commercialization manufacturing development activities and the manufacture of commercial supplies of the finished drug product for OFIRMEV. The Supply Agreement has an initial term of five years and will automatically renew for consecutive one-year terms thereafter unless either party provides at least two-years’ prior written notice of termination to the other party. Pursuant to the terms of the Supply Agreement, Baxter is entitled to receive development fees from the Company upon the completion of specified development activities, which the Company expenses as these costs are being incurred. As of June 30, 2010, the Company had paid Baxter approximately $1,700,000 in development fees and currently estimates that it will pay Baxter approximately $700,000 in development fees upon the completion of additional activities, primarily with respect to the expansion of the initial production line for Ofirmev. In addition, Baxter will receive a set manufacturing fee based on the amount of the finished OFIRMEV drug product produced, which prices may be adjusted by Baxter, subject to specified limitations. The Company is also obligated to purchase a minimum number of units each year following regulatory approval, or pay Baxter an amount equal to the per-unit purchase price multiplied by the amount of the shortfall. Further, the Company is obligated to reimburse Baxter for all reasonable costs directly related to work performed by Baxter in support of any change in the active pharmaceutical ingredient (“API”) source or API manufacturing process.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

The Supply Agreement also requires the Company to fund specified improvements at Baxter’s manufacturing facility and purchase certain equipment for use by Baxter in manufacturing OFIRMEV. As of June 30, 2010, the Company has reimbursed Baxter approximately $4,600,000 of the facility improvements and has expensed the costs as they have been incurred. The equipment purchased for the manufacturing of OFIRMEV to which the Company retains title is being capitalized as it has alternative future uses and will be amortized over the life of the equipment. At the time of termination, the Supply Agreement requires the Company to reimburse Baxter for all reasonable costs for the de-installation of the Company’s equipment and the restoration of Baxter’s manufacturing facility to its pre-installation condition. The Company is not able to reasonably estimate the cost and the timing of these expenses at this time and therefore cannot reasonably estimate the fair value of the retirement obligation.

In anticipation of the execution of the Supply Agreement, the Company entered into an irrevocable standby letter of credit in favor of Baxter in January 2007. The letter of credit was for an initial amount of $3,268,000 and was based on anticipated costs to be incurred by Baxter for the improvements at Baxter’s manufacturing facility and the purchase of equipment to be used by Baxter in the manufacturing of the finished drug product. Under the terms of the Supply Agreement, the amount of the letter of credit may be reduced on a quarterly basis following the execution of the Supply Agreement for the costs the Company has reimbursed Baxter to fund the specified facility improvements or equipment purchases. As of June 30, 2010, at the request of the Company and based upon the costs reimbursed to Baxter by the Company, the letter of credit had been reduced by $2,268,000 to $1,000,000. The letter of credit in favor of Baxter is collateralized by a certificate of deposit which may be drawn down in part or in whole by Baxter in the event the Company fails to perform its obligations to fund the specified facility improvements or equipment purchases. As of June 30, 2010, the certificate of deposit, classified as restricted cash on the Company’s balance sheets, had been reduced to $1,000,000 in accordance with the reduction in the letter of credit.

License Agreements and Acquired Development and Commercialization Rights

In March 2006, the Company in-licensed the technology and the exclusive development and commercialization rights to its OFIRMEV product candidate in the U.S. and Canada from Bristol-Myers Squibb Company (“BMS”). BMS sublicensed these rights to the Company under a license agreement with SCR Pharmatop S.A. As consideration for the license, the Company paid a $25,000,000 up-front fee, and may be required to make future milestone payments totaling up to $40,000,000 upon the achievement of various milestones related to regulatory and commercial events, including payments totaling $15,000,000 upon the approval of the Company’s NDA for OFIRMEV and two milestone payments totaling up to $25,000,000 based on the achievement of certain levels of net sales. In addition, the Company is obligated to pay a royalty on net sales of the licensed products and has the right to grant sublicenses to third parties. All payments made to date related to the BMS agreement have been recognized as research and development expense.

As a result of the discontinuation of the Company’s omiganan pentahydrochloride development program, on May 8, 2009, the collaboration and license agreement between the Company and Migenix for this product candidate was terminated. No charges were incurred from the termination of this agreement.

12.	Stockholder’s Equity

Private Placement

In February 2009, the Company issued 12,039,794 shares of its common stock at a purchase price of $7.13 per share pursuant to a private placement. In addition to the shares of the Company’s common stock, warrants to purchase up to 6,019,897 additional shares of the Company’s common stock were also issued as part of the transaction at a price of $0.125 per warrant. Each warrant is immediately exercisable and has a five-year term. The warrants may be exercised through either cash or net exercise for one share of common stock at a price of $7.84 and have been accounted for as permanent equity. As of June 30, 2010, all warrants related to the private placement were outstanding.

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

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

Shelf Registration

On September 4, 2009, the Company filed a universal shelf registration statement (the “Universal Shelf Registration Statement”) to allow the Company to sell up to $100,000,000 of debt securities, preferred stock, common stock, debt warrants and equity warrants. The Universal Shelf Registration Statement was subsequently declared effective on September 17, 2009 by the SEC. As of June 30, 2010, the Company has not sold any securities under this registration statement.

13.	Income Taxes

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 2004 and forward are subject to examination by the Federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest and/or penalties related to income tax matters in the Company’s balance sheets at June 30, 2010 and December 31, 2009, and has recognized no interest and/or penalties in the Company’s statement of operations for the three or six months ended June 30, 2010 and 2009, respectively. Further, as of June 30, 2010, the Company had not recorded any unrecognized tax benefits.

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

Overview

We are a biopharmaceutical company focused on in-licensing, developing and commercializing proprietary product candidates principally for use in the hospital setting. We intend to build a leading franchise in the hospital setting, continuing to focus on products that are in late stages of development, currently commercialized outside the U.S., or approved in the U.S. but with significant commercial potential for proprietary new uses or formulations. In March 2006, we in-licensed the exclusive U.S. and Canadian rights to our product candidate, OFIRMEV™, an intravenous formulation of acetaminophen, from Bristol-Myers Squibb Company, or BMS, and in May 2009 we submitted a New Drug Application, or NDA, for OFIRMEV to the U.S. Food and Drug Administration, or FDA. On February 10, 2010, we received a complete response letter from the FDA, which stated the NDA could not be approved due to deficiencies observed during the FDA’s inspection of the facilities of our third-party manufacturer. Following the meeting with the FDA to discuss the observations, we re-submitted the NDA for OFIRMEV on May 4, 2010. On May 14, 2010, we announced that the FDA had classified the OFIRMEV NDA resubmission as a complete Class 2 response and assigned a Prescription Drug User Fee Act, or PDUFA, action date of November 4, 2010.

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

Cadence® , OFIRMEV™ and the OFIRMEV™ logo are trademarks of Cadence Pharmaceuticals, Inc. This report also contains trademarks of other companies, including Caldolor®, IONSYS™ and Perfalgan®.

Background

We were incorporated in May 2004 and during that year we focused on hiring our management team and initial operating employees, but substantial operations did not commence until September 2004. Since that time, we have in-licensed rights to two late-stage product candidates.

OFIRMEV™

In March 2006, we in-licensed rights to OFIRMEV, a proprietary intravenous formulation of acetaminophen, from BMS which currently markets the product in Europe and several other markets under the brand name Perfalgan®. In October 2006, we initiated our Phase III clinical development program for this product candidate for the management of pain and reduction of fever in adults and children. In May 2009, we completed our clinical development program for OFIRMEV and submitted an NDA to the FDA, requesting marketing approval of OFIRMEV for the management of pain and reduction of fever in adults and children. Our NDA was accepted for filing by the FDA and designated for priority review in July of that year. Pursuant to PDUFA guidelines, the FDA was expected to complete its review and provide an action letter with respect to the NDA in November 2009; however, the agency instead indicated that its review would be extended for up to three additional months, resulting in a new PDUFA goal date in February 2010.

On February 10, 2010, we received a complete response letter from the FDA, which stated that the NDA could not be approved in its present form due to deficiencies with respect to good manufacturing practices observed during the agency’s inspection of the facilities of our third-party manufacturer, which was completed on February 5, 2010. In the complete response letter, the FDA did not indicate that the completion of any additional clinical trials were required in order to approve the NDA for OFIRMEV and did not cite any safety or efficacy deficiencies. On February 18, 2010, our third-party manufacturer submitted a response to the FDA, and on April 16, 2010 a meeting was held with the FDA, our third-party manufacturer and us to discuss the deficiencies. Based upon this meeting, we resubmitted our NDA for OFIRMEV on May 4, 2010. The FDA subsequently classified the resubmission as a complete Class 2 response and has assigned the NDA a PDUFA action date of November 4, 2010.

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

We are a development stage company and we have incurred significant net losses since our inception. As of June 30, 2010, we had an accumulated deficit of $243.2 million. These losses have resulted principally from costs incurred in connection with research and development activities, including license fees, costs of clinical trial activities associated with our product candidates, pre-commercialization manufacturing development activities, the establishment of our commercial infrastructure and general and administrative expenses. We expect to continue to incur operating losses for the foreseeable future as we commercialize OFIRMEV, if approved by the FDA, and acquire or in-license additional products, technologies or businesses that are complementary to our own.

We have financed our operations primarily through the issuance of equity securities in both public and private offerings. In October 2006, we completed an initial public offering in which we sold 6.0 million shares of our common stock at $9.00 per share and received aggregate net proceeds of $48.4 million (after underwriting discounts and offering costs). In November 2006, following exercise of the underwriters’ over-allotment option, we sold 0.9 million shares of our common stock at $9.00 per share and received aggregate net proceeds of $7.5 million (after underwriting discounts). In February 2008, we completed a registered direct offering pursuant to an effective shelf registration statement under which we issued and sold 9.2 million shares of common stock at $5.34 per share and received aggregate net proceeds of approximately $49.1 million (after offering costs). In February 2009, we raised additional funds by completing a private placement of approximately 12.0 million shares of common stock at a price of $7.13 per share, and warrants to purchase up to approximately 6.0 million additional shares of common stock at a price of $0.125 per warrant, for aggregate net proceeds of $86.2 million (after offering costs). Each warrant has a five-year term and is exercisable in cash or by net exercise for one share of common stock at a price of $7.84. As of June 30, 2010, all of the warrants remain outstanding.

Revenues

We have not generated any revenues to date, and we do not expect to generate any revenues from licensing, achievement of milestones or product sales until we are able to commercialize our OFIRMEV product candidate ourselves or execute a collaboration arrangement with a third party.

Research and Development Expenses

Our research and development expenses consist primarily of license fees, salaries and related employee benefits, pre-commercialization manufacturing development activities, costs associated with clinical trials managed by our contract research organizations, or CROs, and costs associated with non-clinical activities, such as regulatory expenses. License fees are paid to the patent holders of our product candidates that give us the exclusive licenses to the patent rights and know-how for selected indications and territories. Manufacturing development activities include the costs to develop facilities for the commercial production of our drug products prior to approval, the production of supply and validation lots, and other manufacturing support activities related to the requirements for submitting NDAs for our product candidates. The clinical trial expenses include payments to vendors such as CROs, investigators, clinical suppliers and related consultants.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Period from May 26, 2004 (Inception) through June 30, 2010
	2010	2009	2010	2009
OFIRMEV(1)(3)	$267	$1,257	$1,724	$3,096	$66,131
Omigard(2)(3)	2	65	3	1,535	57,462
Other supporting costs	2,528	2,758	5,300	5,588	40,535

	$2,797	$4,080	$7,027	$10,219	$164,128

(1)

We paid an up-front license fee of $25.0 million in 2006 for OFIRMEV, which is included in the amount for the period from May 26, 2004 (inception) through June 30, 2010. We may be required to make future milestone payments totaling up to $40.0 million upon the achievement of various milestones related to regulatory and commercial events in addition to royalties on the sales of the licensed products, including payments totaling $15.0 million upon the approval of our NDA by the FDA.

(2)

We paid an up-front license fee of $2.0 million in 2004 for omiganan pentahydrochloride, of which $1.5 million is included in the costs for the period from May 26, 2004 (inception) through June 30, 2010. As a result of the termination of our collaboration and license agreement with Migenix, Inc., or Migenix, on May 8, 2009, we will not be obligated to make any future milestone or royalty payments with respect to this product candidate.

(3)

During the second quarter of 2010 we modified the design of our planned second production line for our OFIRMEV product candidate, resulting in the partial cancellation of a capital equipment order for which the Company has identified an alternative supplier. As a result of the partial cancellation of the equipment, we incurred a charge of $1.2 million during the period to impair the costs accumulated in construction-in-process for the equipment. During the fourth quarter of 2008, we recorded an impairment charge of $2.4 million on our omiganan pentahydrochloride manufacturing equipment due to the discontinuance of our omiganan pentahydrochloride program and in the first quarter of 2009, recorded a restructuring charge of $0.6 million related to the discontinuation of our omiganan pentahydrochloride development program. During 2009, we recorded adjustments to this impairment charge, reducing the charge by $0.2 million as actual costs incurred in disposing of the assets were less than anticipated. These charges are presented separately on our statement of operations in “Other” operating expenses and are not included in the table above.

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

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of salaries and related employee benefits, market research studies and pre-launch marketing activities, costs related to the establishment of our commercial infrastructure and professional fees related to building our sales and marketing capabilities. In 2009 we began to focus significant resources on establishing our commercial infrastructure in preparation for the commercial launch of OFIRMEV, including by increasing our sales and marketing staff from six at June 30, 2009 to 38 at June 30, 2010. Further, we have been preparing to hire approximately 150 sales representatives if OFIRMEV is approved by the FDA.

We anticipate our sales and marketing expenses will continue to increase as we move forward with preparations for the potential commercial launch of OFIRMEV including, and if our NDA for this product candidate is approved, hiring our sales representatives to begin marketing OFIRMEV to physicians, nurses, group purchasing organizations and third-party payors.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and related employee benefits our administrative, finance, human resources, legal, business development and internal systems support functions; as well as the related professional fees for these functions, insurance and facility costs. We anticipate increases in general and administrative expenses as we continue to build our corporate infrastructure and support the potential commercial operations for OFIRMEV, if approved by the FDA.

Interest and Other Income and Expense

Our interest income consists primarily of interest earned on our cash, cash equivalents and short-term investments. Interest expense consists of the interest we have incurred under our loan agreements and the related amortization of debt issuance costs. Other expense includes charges we have incurred to recognize other-than-temporary declines in the market value of our available-for-sale securities and the gains or losses recognized on transactions denominated in foreign currencies.

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

Our most critical accounting estimates include our recognition of research and development expenses, which impacts operating expenses and accrued liabilities; stock-based compensation which impacts operating expenses; and the assessment of recoverability of long-lived assets, which primarily impacts operating expenses when we impair assets or accelerate depreciation. We also have other policies that we consider to be key accounting policies, such as our policies for deferred income tax assets and liabilities and our reserves for commitments and contingencies; however, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments, and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates.

Research and Development Expenses

A substantial portion of our research and development activities is performed under agreements we enter into with external service providers, including CROs that conduct many of our research and development activities and third-party manufacuturers who develop the manufacturing facilities for the potential commercial production of our drug candidates. We accrue for costs incurred under these contracts based on factors such as estimates of work performed, milestones achieved, patient enrollment and experience with similar contracts. As actual costs become known, we adjust our accruals. To date, our accruals have been within management’s estimates. Subsequent changes in estimates may result in a change in our accruals, which could also materially affect our results of operations.

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

The table below summarizes the stock-based compensation expense included in our statements of operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Period from May 26, 2004 (Inception) through June 30, 2010
	2010	2009	2010	2009
Research and development	$658	$568	$1,638	$1,026	$7,986
Sales and Marketing	1,177	54	1,663	70	2,260
General and administrative	1,073	1,120	2,602	2,127	15,825

Stock-based compensation expense included in operating expenses	2,908	1,742	5,903	3,223	26,071

Total stock-based compensation expense included in loss from operations	$2,908	$1,742	$5,903	$3,223	$26,071

As of June 30, 2010, the total future compensation expense related to the current unvested stock options and RSUs is approximately $19.9 million.

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

As the result of the discontinuation of our omiganan pentahydrochloride program, we recorded an impairment charge of $2.4 million on our omiganan pentahydrochloride manufacturing equipment during the fourth quarter of 2008. In the third quarter of 2009, we recorded adjustments to this impairment charge, reducing the charge by $0.2 million as actual costs incurred in disposing of the assets were less than anticipated. Additionally, during the second quarter of 2010, we modified the design of our planned second production line for our OFIRMEV product candidate resulting in the partial cancellation of a capital equipment order for which the Company has identified an alternative supplier. As a result of the partial cancellation of the equipment, we incurred a charge of $1.2 million during the period to impair the costs accumulated in construction-in-process for the equipment. No similar charges were recorded during the first quarter of 2010.

Results of Operations

Three-Month Periods Ended June 30, 2010 and 2009

Operating expenses

Research and Development Expenses. Research and development expenses decreased $1.3 million to $2.8 million for the three months ended June 30, 2010, from $4.1 million for the comparable period in 2009. This reduction was mostly due to a $1.0 million decrease in spending on our OFIRMEV product candidate, primarily due to a reduction in regulatory-related and clinical development costs as we filed our initial NDA for this product candidate with the FDA in May 2009. Additionally, other supporting costs decreased $0.2 million during the 2010 period as compared to 2009, primarily from a reduction in salaries and related personnel costs.

Sales and Marketing Expenses. Sales and marketing expenses increased $3.5 million, to $4.7 million, for the three months ended June 30, 2010, compared to $1.2 million for the comparable period in 2009. This increase was primarily due to the development of our commercial and supply operations functions for OFIRMEV as we established our commercial infrastructure in preparation for the potential commercial launch of the product. As part of our development efforts, we increased our sales and marketing staff from six at June 30, 2009 to 38 as of June 30, 2010. This increase in personnel has significantly increased our salaries and personnel costs, including an additional $1.1 million of stock-based compensation costs during the current period as compared to the period in 2009. Moreover, we incurred additional outside service fees as we continued our commercial readiness preparations for the launch of OFIRMEV, if approved by the FDA.

General and Administrative Expenses. General and administrative expenses increased $0.1 million to $3.1 million for the three months ended June 30, 2010, compared to $3.0 million for the same period in 2009. This increase was primarily due to additional costs incurred during the current period to enhance our information technology infrastructure in support of the potential commercialization of our OFIRMEV product, if approved by the FDA.

Other Operating Expenses. During the second quarter of 2010 we modified the design of our planned second production line for our OFIRMEV product candidate, resulting in the partial cancellation of a capital equipment order for which the Company has identified an alternative supplier. As a result of the partial cancellation of the equipment, we incurred a charge of $1.2 million during the three months ended June 30, 2010 to impair the costs accumulated in construction-in-process for the equipment. Additionally, we incurred a charge of $0.1 million related to a reduction in force of six individuals during the period. During the three months ended June 30, 2009, we reduced the impairment charge taken in the fourth quarter of 2008 on our omiganan pentahydrochloride manufacturing equipment as actual costs incurred in disposing of the assets were less than anticipated.

Other income and expense net

Net other expense remained constant at $0.3 million during the three months ended June 30, 2010 as compared to the 2009 period. The $0.3 million net expense for the current period includes a charge of $0.1 million to fully amortize the debt discount and term loan final payment recorded in association with the $15.0 million loan facility we entered into in 2007. The facility was cancelled and repaid in connection with the establishment of our current $30.0 million loan facility established in June 2010. We received the first advance of $20.0 million on the new $30.0 million facility in June 2010, and will have access to the remaining $10.0 million draw if our NDA for OFIRMEV is approved by the FDA on or before December 31, 2010. The $20.0 million advance has a fixed interest rate of 11.33% and is recorded net of a debt discount related to warrants issued as part of the agreement and debt issuance fees. The balance of our debt obligations, net of the loan discounts, on our balance sheet at June 30, 2010 and December 31, 2009 was $18.5 million and $6.4 million, respectively.

Six-Month Periods Ended June 30, 2010 and 2009

Operating expenses

Research and Development Expenses. Research and development expenses decreased $3.2 million to $7.0 million for the six months ended June 30, 2010, from $10.2 million for the comparable period in 2009. This reduction was primarily due to a $1.5 million decrease in spending on our omiganan pentahydrochloride product candidate as we discontinued our development efforts for this product candidate in March 2009 following the results of our Phase III clinical trial for this drug. Additionally, research and development spending on our OFIRMEV product candidate decreased $1.4 million in 2010 as compared to 2009, primarily due to a reduction in regulatory-related and clinical development costs for OFIRMEV, partially offset by an increase in pre-commercialization manufacturing costs incurred during the six months ended June 30, 2010 as we continue to prepare our manufacturing operations for the potential commercialization of OFIRMEV. Further, other supporting costs decreased $0.3 million during the 2010 period as compared to 2009, primarily from a reduction in salaries and related personnel costs as result of a reduction in research and development headcount.

Sales and Marketing Expenses. Sales and marketing expenses increased $9.0 million, to $10.7 million, for the six months ended June 30, 2010, compared to $1.7 million for the comparable period in 2009. This increase was primarily due to the development of our commercial infrastructure and medical affairs function in preparation for the potential commercial launch of OFIRMEV. As part of our development efforts, we increased our sales and marketing staff from two at the beginning of 2009 to 38 as of June 30, 2010, which significantly increased our salaries and personnel costs for the current period, including an additional $1.6 million of stock-based compensation costs during the first six months of 2010 as compared to the period in 2009. Moreover, we incurred additional outside service fees, advertising and promotion costs and travel-related costs as we continued our commercial readiness preparations for the launch of OFIRMEV, if approved by the FDA.

General and Administrative Expenses. General and administrative expenses increased $0.8 million to $6.6 million for the six months ended June 30, 2010, compared to $5.8 million for the same period in 2009. This increase was primarily due to additional costs incurred in establishing our information technology infrastructure during the current period in support of the potential commercialization of our OFIRMEV product, if approved by the FDA, and other corporate related costs in preparation for the potential launch of OFIRMEV.

Other Operating Expenses. During the six months ended June 30, 2010 we recorded a charge of $1.2 million related to the partial cancellation of an equipment order resulting from a modification in the design of our planned second production line for OFIRMEV. The Company has identified an alternative supplier and the charge recorded impairs the costs accumulated in construction-in-process for the equipment. Additionally, we incurred a charge of $0.1 million related to a reduction in force of six individuals during the period. During the six months ended June 30, 2009, we recorded restructuring charges of $0.6 million related to the discontinuation of our omiganan pentahydrochloride product candidate. Further, we reduced the impairment charge taken in the fourth quarter of 2008 on our omiganan pentahydrochloride manufacturing equipment by $0.2 million during the 2009 period as actual costs incurred in disposing of the assets were less than anticipated.

Other income and expense net

Net other expense decreased $0.1 million to $0.5 million for the six months ended June 30, 2010, compared to $0.6 million for the comparable period in 2009. The decrease in expense was primarily due to a reduction in the interest incurred on our debt arrangements due to a lower average principal balance in 2010 as compared to 2009, partially offset by a charge of $0.1 million to fully amortize the debt discount and term loan final payment recorded in association with the extinguishment of our $15.0 million loan facility. In June 2010, we received the first advance of $20.0 million on our current $30.0 million facility at a fixed interest rate of 11.33% and as of June 30, 2010 have recorded $0.1 million of interest expense on the $30.0 million facility. We have recorded the upfront fee paid in the transaction and the value of the warrants issued as part of the agreement as a discount to the debt and will amortize them and the debt issuance costs to interest expense throughout the life of the loan.

Liquidity and Capital Resources

As a biopharmaceutical company focused on in-licensing, developing and commercializing proprietary pharmaceutical product candidates, we enter into license agreements to acquire the rights to develop and commercialize product candidates. We obtained the exclusive patent rights and know-how for OFIRMEV, currently our only product candidate, for the U.S. and Canada pursuant to our license agreement with BMS. Under this agreement, we paid to BMS a $25.0 million up-front fee and may be required to make future milestone payments totaling up to $40.0 million upon the achievement of various milestones related to regulatory and commercial events, including payments totaling $15.0 million upon the approval of our NDA for OFIRMEV. We are also obligated to pay royalties on any net sales of OFIRMEV. Additionally, in the second quarter of 2010 we entered into an option agreement pursuant to which we obtained an option to acquire Incline Therapeutics, Inc. (“Incline”) during two option periods. In consideration for the option we paid a $3.5 million upfront option fee and will pay an additional $3.5 million if we have not exercised our option during the first option period. During the first option period we may acquire Incline for an amount not to exceed $135.0 million. During the second option period we may acquire Incline for an amount not to exceed $228.0 million, plus an additional payment of an amount not to exceed $57.0 million upon FDA approval of its IONSYS product candidate.

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

•	the success of the commercialization of OFIRMEV; and

•	whether we elect to exercise our right to acquire Incline and the timing of that exercise, as well as any related development expenses for the IONSYS product candidate thereafter.

As of June 30, 2010, we had $61.5 million in cash and cash equivalents, a decrease of $14.4 million from the $75.9 million at December 31, 2009. This decrease was primarily due to cash used in operations ($21.2 million), the upfront option fee paid to Incline ($3.5 million), payments on the purchases of property and equipment ($1.9 million) and net purchases of marketable securities ($1.1 million). These decreases were offset by the net proceeds we received from our debt agreements ($13.3 million).

The $21.2 million of cash used in operations during the six months ended June 30, 2010 represents a $2.0 million decrease from the $23.2 million of cash used in operations during the comparable 2009 period. Although we have incurred a larger operating loss during the current year, a significant portion of this increase has been from additional non-cash charges, including an additional $2.7 million of stock-based compensation recorded during the first six months of 2010 as compared to 2009. Further, we experienced a less significant net decrease in our accounts payable and accrued liabilities during the six months ended June 30, 2010, as compared to the 2009 period, which favorably impacted our cash used in operations during 2010 as compared to 2009.

The $13.3 million of net proceeds we received from our debt agreements represent new borrowings of $20.0 million received in June 2010 under our new $30.0 million loan facility, partially offset by $0.4 million of fees and issuance costs. Further, as part of the new facility, we made principal payments of $6.4 million during the six months ended June 30, 2010 under our $15.0 million loan facility. In addition, we paid the term loan final payment of $0.4 million on the $15.0 million facility to extinguish the debt. An additional $10.0 million will be available under our new $30.0 million debt facility upon FDA approval of OFIRMEV, if such approval occurs on or before December 31, 2010. We will make interest-only payments on the outstanding balance of the new debt agreement through July 1, 2011, and subsequently make principal and interest payments to fully amortize the balance over the subsequent 30 month term.

In consideration for the option to acquire Incline, we paid a $3.5 million upfront option fee and will pay an additional $3.5 million if we have not exercised our option during the first option period. During the first option period we may acquire Incline for an amount not to exceed $135.0 million. During the second option period we may acquire Incline for an amount not to exceed $228.0 million, plus an additional payment of an amount not to exceed $57.0 million upon FDA approval of Incline’s IONSYS product candidate.

Our net property and equipment balance decreased $0.5 million during the six months ended June 30, 2010, to $7.8 million at June 31, 2010 from $8.3 million at December 31, 2009. This decrease is primarily due to an impairment we recorded of $1.2 million on equipment we had been constructing for our planned second manufacturing line and depreciation of $0.3 million incurred during the first six months of 2010, partially offset by purchases of capital equipment during the period to be used primarily for the commercial manufacturing of OFIRMEV.

Sources of Liquidity

Since inception, our operations have been financed primarily through the issuance of equity securities, in both public and private offerings. From our inception through June 30, 2010, we have received net proceeds of approximately $271.1 million from the sale of our preferred stock, common stock and warrants to purchase common stock. Through June 30, 2010, the sales of shares of our preferred stock, common stock and warrants were as follows:

•

from July 2004 to June 2010 (excluding our initial public offering, our February 2008 registered direct offering and our February 2009 private placement), we issued and sold a total of 2,390,144 shares of common stock to our founders, employees, directors and consultants for aggregate net proceeds of $1.0 million;

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

•

in February 2008, we completed a registered direct offering pursuant to an effective shelf registration in which we issued and sold a total of 9,240,307 shares of our common stock for aggregate net proceeds of $49.1 million; and

•

in February 2009, we raised aggregate net proceeds of approximately $86.2 million through a private placement transaction in which we issued 12,039,794 shares of common stock and warrants to purchase up to 6,019,897 additional shares of common stock at $7.84 per share.

Additionally, in February 2006, we entered into a $7.0 million loan and security agreement with Silicon Valley Bank and Oxford Finance Corporation to provide us with growth capital. We drew down $7.0 million in June 2006 and in July 2009 we made the final payment to retire the $7.0 million obligation. In November 2007, we amended the $7.0 million loan and security agreement and entered into the Second Amendment to Loan and Security Agreement with the same parties and GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services, Inc.), to secure an additional $15.0 million loan facility. In December 2007, we drew down $15.0 million under the Second Amendment. In June 2010, we replaced the $15.0 million loan facility and secured a $30.0 million loan facility, available in two separate advances, with the same loan syndicate. The first advance of $20.0 million was made in conjunction with securing the facility in June 2010. The second advance of $10.0 million will be made available to us upon FDA approval of our OFIRMEV NDA, if such approval is received on or before December 31, 2010. In connection with the establishment of the $30.0 million loan facility in June 2010, we paid the outstanding balance of the $15.0 million facility in full and retired the obligation.

In connection with each loan agreement, we issued warrants to the lenders to purchase shares of our stock. As of June 30, 2010, 63,079 shares of common stock had been issued from the exercise of warrants. Further, warrants to purchase 50,331 common shares at $12.67 per share and 254,793 common shares at $7.0645 per share remained outstanding from our loan agreements.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with our available financial resources, generated from the proceeds of offerings of our equity securities and our existing borrowings under our amended and restated loan and security agreement. These financial resources may not be adequate to sustain our operations until we are able to generate significant positive cash from operations. As a result, we may be required to finance future cash needs through the sale of additional equity securities, strategic collaboration agreements and debt financing. We may not be successful in obtaining strategic collaboration agreements, and we cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Further, we must receive approval of our OFIRMEV NDA by December 31, 2010 in order to be eligible to draw the second advance of $10.0 million under our existing amended and restated loan and security agreement. The capital markets have experienced extreme volatility in recent years and the availability of credit has been adversely affected by illiquid credit markets and wide credit spreads. Concern about the stability of the markets in general, and the strength of counterparties specifically, has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our ability to obtain additional financing on terms acceptable to us, or at all. If these market conditions continue, they may limit our ability to timely replace maturing liabilities and to access the capital markets to meet liquidity needs. Having insufficient funds may require us to delay, scale-back or eliminate some or all of our development programs or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. Additionally, if we raise funds by issuing equity securities, dilution to existing stockholders would result, and if we raise funds by incurring additional debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

We have invested a substantial portion of our available cash in money market funds placed with reputable financial institutions and debt instruments of agencies of the U.S. government, municipalities and established corporations for which credit loss is not anticipated. The capital markets have been highly volatile in recent years and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities which has made it difficult to value these types of instruments. As of June 30, 2010 our money market fund holdings did not hold auction rate securities.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2010.

Recent Accounting Pronouncements

See Note 3 to the Notes to Condensed Financial Statements in Item 1 above for further discussion of recent accounting pronouncements.

Caution on Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, includes forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Forward-looking statements discuss matters that are not historical facts, and include, but are not limited to, discussions regarding our business, regulatory and commercialization strategies, growth strategy, competition, industry, regulatory environment, economic conditions, financial condition, liquidity and capital resources and results of operations. In this Quarterly Report, for example, we make forward-looking statements regarding: the timeframe and potential for approval of our re-submitted NDA for OFIRMEV; the sufficiency of corrective actions made by our third party manufacturer to resolve inspectional observations related to the manufacture of OFIRMEV; our ability to complete future drawdowns under our loan facility; the potential for us to ultimately acquire Incline, the anticipated strategic benefit to us of any such acquisition, and the likelihood that Incline will successfully develop and obtain regulatory approval from the FDA for IONSYS; and all financial estimates or projections related to our company. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words, “believe,” “may,” “might,” “can,” “could,” “will,” “would,”, “should,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” or similar expressions.

While we believe that the expectations reflected in this Quarterly Report are reasonable, the inclusion of any forward-looking statements should not be regarded as a representation that any of our plans will be achieved. Our actual results may differ from those anticipated in our forward looking statements as a result of various factors, including those set forth below under the caption “Part II, Item 1A — Risk Factors” and the differences may be material. These risk factors include, but are not limited to: the potential that the FDA may not approve OFIRMEV on a timely basis or at all; our dependence on the success of OFIRMEV as our only product candidate; the potential for the FDA to require additional data or information as part of its review of our resubmitted NDA for OFIRMEV, including requirements for additional stability batches or other manufacturing data, which may require significant time and expense to produce; our reliance on our third-party manufacturer to respond to the FDA’s concerns and address any deficiencies related to the manufacture of OFIRMEV; the timeframe in which FDA will complete its review of our re-submitted NDA for OFIRMEV, including the possibility that the FDA will decide to re-inspect the manufacturing facility prior to completing its review; the risk that further FDA scrutiny of the manufacturing site may raise additional issues that must be resolved prior to obtaining approval of our NDA, causing further delay and expense; the potential that we will require substantial additional funding in order to obtain regulatory approval for and commercialize OFIRMEV, as well as to exercise our option to acquire Incline and obtain regulatory approval for and commercialize IONSYS, and the risk that we may not be able to raise sufficient capital when needed, or at all; the risk that delays in obtaining approval for and commercially launching OFIRMEV will enable competitors to further entrench their existing products or develop and bring new products to market before OFIRMEV; our ability to comply with the terms of our loan agreement; the potential for an event of default under the loan agreement, and the corresponding risk of acceleration of repayment and potential foreclosure on the assets pledged to secure the line of credit; the impact of healthcare reform legislation; and other risks detailed below under Part II — Item 1A — Risk Factors and in our periodic public filings with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. All forward-looking statements are qualified in their entirety by this cautionary statement and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof. This caution is made under the safe harbor provisions of Section 21E of the Private Securities Litigation Reform Act of 1995.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our cash equivalents and short-term investments are classified as available-for-sale. As of June 30, 2010 our holdings consisted of investments in money market funds, debt obligations for the U.S. government and municipalities, and commercial paper. These investments were made in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.

We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe our cash, cash equivalents and investment securities have significant risk of default or illiquidity. We made this determination based on discussions with our investment advisors and a review of our holdings. While we believe our cash, cash equivalents and investment securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. All of our investments are held at fair value. The following table shows the fair value of our cash equivalents and investments as of June 30, 2010 (in thousands):

	Amortized Cost Basis	Fair Value
Cash equivalents	$60,351	$60,351
Available for sale instruments – Municipal debt obligations	$7,057	$7,057

Debt

The loan under our current loan and security agreement has a fixed interest rate. Consequently, we do not have significant interest rate cash flow exposure on our debt. The aggregate balance of the loans, net of the loan discount, under the agreement at June 30, 2010 was $18.5 million, and is collateralized by substantially all of our assets (excluding intellectual property). Under the terms of the agreement, we are precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and are subject to various non-financial covenants and prepayment penalties.

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

You should carefully consider the risks described below, in addition to the other information contained in this report, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

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

If approved, our ability to generate revenues from OFIRMEV will depend on our ability to:

•	hire, train, deploy and support our sales force;

•	create market demand for OFIRMEV through our own marketing and sales activities, and any other arrangements to promote this product candidate we may later establish;

•	obtain OFIRMEV from our third-party manufacturer in sufficient quantities and at acceptable quality and pricing levels as required to meet commercial demand at launch and thereafter;

•	establish and maintain agreements with wholesalers, distributors and group purchasing organizations on commercially reasonable terms; and

•	maintain patent protection and regulatory exclusivity for OFIRMEV.

We may not receive regulatory approval for OFIRMEV, or its approval may be further delayed, which would have a material adverse effect on our business and financial condition.*

We have experienced several delays in our efforts to obtain regulatory approval from the U.S. Food and Drug Administration, or FDA, for OFIRMEV, and there can be no assurance that such approval will not be further delayed, or that the FDA will ultimately approve this product candidate.

We first submitted a New Drug Application, or NDA, for OFIRMEV in May 2009. The FDA accepted our NDA for filing in July 2009 and, pursuant to Prescription Drug User Fee Act, or PDUFA, guidelines, assigned an action date for the NDA in November 2009. In November 2009, the FDA extended the review period for our NDA for three additional months, resulting in a new PDUFA goal date in February 2010. In February 2010, we received a complete response letter from the FDA, which stated that our NDA could not be approved due to deficiencies with respect to good manufacturing practices observed during the agency’s inspection of the facilities of our third-party manufacturer, Baxter Healthcare Corporation, or Baxter. Following a meeting with the FDA to discuss Baxter’s response to the inspectional observations, we re-submitted our NDA for OFIRMEV on May 4, 2010. The FDA has notified us that our re-submitted NDA has been determined to be a Class 2 re-submission, and has assigned a new PDUFA goal date of November 4, 2010.

As part of the process for resolving the inspectional observations regarding the OFIRMEV manufacturing process, the FDA must be provided with data demonstrating that the process is capable of consistently manufacturing OFIRMEV in compliance with GMP regulations. If there are delays in providing such data to the agency, or if the FDA determines that it must re-inspect the OFIRMEV manufacturing facilities before agreeing that the inspectional observations have been adequately addressed, and if additional concerns are raised as a result of any such re-inspection, the approval of our NDA may be further delayed.

While the FDA has not requested that we complete new stability studies for OFIRMEV, the agency may require additional data or information as part of its review of our NDA. If additional stability data or other manufacturing data is required, such data may not be available for a significant amount of time, which could further delay the approval of our NDA for OFIRMEV and cause us to incur significant additional expenses.

The approval of our NDA may also be delayed for other reasons, including whether the FDA identifies any new safety concerns with OFIRMEV, due to the FDA’s internal resource constraints, or as a result in changes in FDA policies for drug approval. For example, although many products have been approved by the FDA in recent years under Section 505(b)(2) under the Federal Food, Drug and Cosmetic Act, objections have been raised to the FDA’s interpretation of Section 505(b)(2). If challenges to the FDA’s interpretation of Section 505(b)(2) are successful, the agency may be required to change its interpretation, which could delay or prevent the approval of our NDA for OFIRMEV.

If the manufacturing issues regarding OFIRMEV are not resolved to the FDA’s satisfaction, or if any new issues arise prior to our November 4, 2010, PDUFA date, the approval of our NDA for OFIRMEV may be delayed, or the FDA may issue a second complete response letter denying approval of our NDA, and our business and financial condition could be materially and adversely affected.

If OFIRMEV is approved and our contract manufacturer fails to produce the product in sufficient quantities and at acceptable quality and pricing levels, or to fully comply with GMP regulations, we may face delays in the commercialization of this product candidate or be unable to meet market demand, and may lose potential revenues.*

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, and the use of specialized processing equipment. We rely on third parties for the timely supply of specified raw materials, equipment, contract manufacturing, order processing and product distribution services. Although we actively manage these third party relationships to ensure continuity and quality, some events beyond our control could result in the complete or partial failure of these goods and services. Any such failure could have a material adverse effect on our financial condition and operations.

Our contract manufacturers must comply with strictly enforced federal, state and foreign regulations, including GMP regulations. Any failure to comply with applicable regulations may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval, and would limit the availability of our product. Any manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation, product liability claims and litigation.

We currently rely on Baxter as the sole source for OFIRMEV. We have entered into a development and supply agreement with Baxter for the completion of pre-commercialization manufacturing development activities and the manufacture of commercial supplies of the product. In order to meet anticipated demand for OFIRMEV if this product candidate is approved, Baxter has initiated planning activities to install additional production lines, and we have ordered additional, specialized processing equipment to expand the manufacturing capacity for OFIRMEV. Major components of this processing equipment are currently available from single sources, and if this equipment is not delivered on time or at all, the manufacturing capacity for OFIRMEV may not keep pace with anticipated demand. Any termination or disruption of our relationship with Baxter may materially harm our business and financial condition, and delay our commercialization efforts with respect to this product candidate.

We also currently rely upon a single source for the manufacture of the active pharmaceutical ingredient, or API, for OFIRMEV, as well as for other critical components. We have recently entered into a supply agreement for the commercial supply of the API. The process of changing or adding a new manufacturer or critical component supplier may require additional testing or prior FDA approval and may be time-consuming. If we are unable to manage such changes effectively, we could face supply disruptions that could result in significant costs and delays, damage to our reputation or commercial prospects and cause us to lose potential revenues.

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

If OFIRMEV receives marketing approval and we or others later identify undesirable side effects caused by this product:

•	regulatory authorities may require the addition of unfavorable labeling statements, specific warnings or a contraindication;

•	regulatory authorities may suspend or withdraw their approval of the product, or require it to be removed from the market;

•	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product;

•	we may be subject to product liability claims and litigation; or

•	our reputation may suffer.

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

OFIRMEV and any other product candidates we may license or acquire will also be subject to ongoing FDA requirements with respect to the manufacturing, labeling, packaging, storage, distribution, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. In addition, the subsequent discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market.

If OFIRMEV or any other product we may license or acquire fails to comply with applicable regulatory requirements, such as GMP regulations, a regulatory agency may:

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

OFIRMEV, or any other trade name that we intend to use for intravenous acetaminophen, must be approved by the FDA irrespective of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office. The FDA conducts a rigorous review of proposed product names, and may reject a product name if it believes that the name inappropriately implies medical claims or if it poses the potential for confusion with other product names. For example, the FDA previously rejected our proposed product name, Acetavance, based on the agency’s assertion that the name is unacceptable from a promotional perspective. Following that rejection, we submitted alternative product names to the agency for review, and have been informed by the agency that the trade name, OFIRMEV, is acceptable. However, the FDA will not approve this trade name until the NDA for intravenous acetaminophen is approved. If the FDA determines that the trade names of other products that are approved prior to the approval of intravenous acetaminophen may present a risk of confusion with our proposed trade name, the FDA may not ultimately approve OFIRMEV. If our trade name, OFIRMEV, is rejected, we will lose the benefit of any brand equity that may already have been developed for this product candidate, as well as the benefit of our existing trademark applications for this trade name. If the FDA does not approve the OFIRMEV trade name, we may be required to launch this product candidate without a brand name, and our efforts to build a successful brand identity for, and commercialize, this product candidate may be adversely impacted.

We are subject to new legislation, regulatory proposals and healthcare payor initiatives that may increase our costs of compliance and adversely affect our ability to market our products, obtain collaborators and raise capital.*

In March 2010, the President signed the Patient Protection and Affordable Care Act, which makes extensive changes to the delivery of health care in the United States. This act includes numerous provisions that affect pharmaceutical companies, some of which were effective immediately and others of which will be taking effect over the next several years. For example, the act seeks to expand health care coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The act will also impose substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit, an annual fee imposed on all manufacturers of brand prescription drugs in the United States, and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics. The act also contains cost containment measures that could reduce reimbursement levels for health care items and services generally, including pharmaceuticals. It also will require reporting and public disclosure of payments and other transfers of value provided by pharmaceutical companies to physicians and teaching hospitals. These measures could result in decreased net revenues from our pharmaceutical products and decrease potential returns from our development efforts.

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

Our rights to OFIRMEV are limited to the U.S. and Canada. In order to market OFIRMEV and any product candidates we may acquire in Canada or other jurisdictions outside of the U.S., we must comply with numerous and varying regulatory requirements of other countries regarding non-clinical testing, manufacturing, clinical safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the U.S. As described above, such effects include the risks that our products may not be approved for all indications requested, which could limit the uses of our products and have an adverse effect on product sales and potential royalties, and that any regulatory approvals we may obtain may be subject to limitations on the indicated uses for which our products may be marketed or require us to perform costly, post-marketing follow-up studies.

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

OFIRMEV will compete with well-established products with similar indications. Competing products available for the treatment of pain include opioids such as morphine, fentanyl, meperidine and hydromorphone, each of which is available generically from several manufacturers, and several of which are available as proprietary products using novel delivery systems. Ketorolac, an injectable non-steroidal anti-inflammatory drug, or NSAID, is also available generically in the U.S. from several manufacturers, and Caldolor (ibuprofen for injection), an NSAID, has been approved by the FDA for the treatment of pain and fever in adults. Competing products available for the treatment of fever in the hospital setting include acetaminophen administered orally and rectally, aspirin and NSAIDs, which may be administered orally, topically or intravenously. Additional products may be developed for the treatment of acute pain, including new injectable NSAIDs, novel opioids, new formulations of currently available opioids and NSAIDS, long-acting local anesthetics and new chemical entities as well as alternative delivery forms of various opioids and NSAIDs.

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

As of June 30, 2010, we had 83 employees. We will need to substantially expand our managerial, commercial, financial and other personnel resources in order to manage our operations and prepare for the commercialization of OFIRMEV, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth, and we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

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

Our future growth depends on our ability to identify and acquire or in-license products and if we do not successfully identify and acquire or in-license related product candidates or integrate them into our operations, we may have limited growth opportunities.*

An important part of our business strategy is to continue to develop a pipeline of product candidates by acquiring or in-licensing products, businesses or technologies that we believe are a strategic fit with our focus on the hospital marketplace. For example, we recently signed an agreement granting us an option to acquire Incline Therapeutics, Inc. As part of our efforts to acquire businesses such as Incline Therapeutics, Inc., or to in-license products, we conduct technical, business and legal due diligence with the goal of identifying and evaluating material risks involved in such transactions, which may include:

•	exposure to unknown liabilities;

•	disruption of our business and diversion of our management’s time and attention to develop acquired products or technologies;

•	difficulty or inability to secure financing to fund development activities for such acquired or in-licensed technologies in the current economic environment;

•	incurrence of substantial debt or dilutive issuances of securities to pay for acquisitions;

•	higher than expected acquisition and integration costs;

•	increased amortization expenses;

•	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;

•	effectiveness of the acquired business’s internal controls and procedures;

•	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and

•	inability to retain key employees of any acquired businesses.

Additionally, in connection with any such acquisition or in-licensing transaction, we must estimate the value of the transaction by making certain assumptions about, among other things, likelihood of regulatory approval for unapproved products and the market potential for marketed products and/or product candidates. Ultimately, our assumptions may prove to be incorrect, which could cause us to fail to realize the anticipated benefits of a transaction. Despite our efforts, we ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, we might not realize the intended advantages of the acquisition or in-licensing transaction. If we fail to realize the expected benefits from the transactions we have consummated or may consummate in the future, the results of our operations and financial condition could be adversely affected.

It cannot be assured that, following an acquisition, we will achieve revenues, specific net income or loss levels that justify the acquisition or that the acquisition will result in increased earnings, or reduced losses, for the combined company in any future period. Moreover, we may need to raise additional funds through public or private debt or equity financings to acquire any businesses, which would result in dilution for stockholders or the incurrence of indebtedness. We may not be able to operate acquired businesses profitably or otherwise implement our growth strategy successfully.

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

We may not be able to exercise our recently obtained option to acquire Incline and, even if we are able to, we may fail to realize the anticipated benefits of the transaction.*

We may not have sufficient capital to exercise our option to acquire Incline. If we elect to exercise the option, the payment of up to $135.0 million during the first option period, or up to $228.0 million, plus up to $57.0 million upon FDA approval of IONSYS, during the second option period, would require us to raise additional funds to finance the acquisition. Raising such additional funds or paying up to 50% of the applicable option exercise payment in the form of our common stock would result in the incurrence of additional indebtedness or dilution for our stockholders.

We are relying on Incline to develop and obtain regulatory approval for IONSYS. Although Ted Schroeder, our President and CEO, serves as our representative on Incline’s board of directors, and we have formed a joint development committee to oversee the global development of, and pursuit of regulatory approval for, IONSYS, Incline will remain responsible for these activities unless and until we elect to acquire Incline. We do not control these development activities and therefore cannot be certain that they will be accomplished in a satisfactory manner. For example, Incline may breach one of the agreements under which it has licensed the rights to IONSYS, and lose the ability to continue to develop and commercialize this product candidate. In addition, Incline’s efforts to develop improved patient safety features for IONSYS may be unsuccessful, or Incline may not develop a risk evaluation and management strategy for IONSYS that is acceptable to the FDA.

If we elect to acquire Incline, there will be a number of risks involved in the acquisition, including the potential for our management’s attention to be diverted from, or for disruptions to affect, our ongoing business, and difficulties and expenses related to integrating the acquired business and retaining all or part of its personnel. In addition, there is the risk that our valuation assumptions for Incline may turn out to be erroneous or inappropriate due to unforeseen circumstances, which could result in our having overvalued Incline, or that the contemplated benefits of acquiring Incline do not materialize as planned. We cannot assure you that, if we acquire Incline, the acquisition will result in increased earnings or reduced losses for the combined company in any future period. The individual or combined effects of these risks could have a material adverse effect on our business.

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

The number of patents and patent applications covering products in the same field as OFIRMEV indicates that competitors have sought to develop and may seek to market competing formulations that may not be covered by our licensed patents and patent applications. In addition, the Canadian patent applications that we have in-licensed are currently being examined by the Canadian Patent Office, and they may ultimately issue with claims that cover less than the corresponding in-licensed U.S. patents, or simply not issue at all. The commercial opportunity for OFIRMEV could be significantly harmed if competitors are able to develop an alternative formulation of acetaminophen outside the scope of our in-licensed patents.

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

We are a development stage company with a limited operating history. We have focused primarily on in-licensing and developing OFIRMEV and our former product candidate, omiganan pentahydrochloride, with the goal of supporting regulatory approval for these product candidates. We have incurred losses in each year since our inception in May 2004, including net losses of $45.5 million, $57.1 million and $51.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of June 30, 2010, we had an accumulated deficit of $243.2 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. For example, our development expenses decreased in 2009 due to the completion of our clinical development program for OFIRMEV, and the discontinuation of our development program for our omiganan pentahydrochloride product candidate. However, we incurred increased pre-commercialization expenses during 2009 as we prepared for the potential market launch of OFIRMEV, and we expect to incur significant sales, marketing and outsourced manufacturing expenses, as well as continued development expenses related to the commercialization of this product, if approved by the FDA. As a result, we expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

•	the success of the commercialization of OFIRMEV; and

•	whether we elect to exercise our right to acquire Incline and the timing of that exercise, as well as any related development expenses for the IONSYS product candidate thereafter.

        Future capital requirements will also depend on the extent to which we acquire or invest in additional complementary businesses, products and technologies.

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

Raising additional funds by issuing securities may cause dilution to existing stockholders and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.*

To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. If we raise additional funds through licensing arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. For example, in February 2006, we entered into a $7.0 million loan and security agreement with Silicon Valley Bank and Oxford Finance Corporation, and in December 2007, we amended this agreement and secured an additional $15.0 million loan from the same parties and GE Business Financial Services Inc. In June 2010, we replaced our loan facility with a new loan of up to $30.0 million from the same loan syndicate. We drew the first advance of $20.0 million under this loan in June, 2010, and the second advance of $10.0 million will be available to us upon the approval of OFIRMEV by the FDA on or before December 31, 2010.

Our current loan and security agreement contains a variety of affirmative and negative covenants, including required financial reporting, limitations on the disposition of assets other than in the ordinary course of business, limitations on the incurrence of additional debt and other requirements. To secure our performance of our obligations under our current loan and security agreement, we pledged substantially all of our assets other than intellectual property assets, to the lenders. If OFIRMEV is not approved by December 31, 2010, we will be unable to access the additional $10.0 million under our current loan facility. Our failure to comply with the covenants in the current loan and security agreement could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt and potential foreclosure on the assets pledged to secure the debt.

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

Our common stock had not been publicly traded prior to our initial public offering, which was completed in October 2006, and an active trading market may not be sustained. We have never declared or paid any cash dividends on our capital stock, and we currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business and do not intend to pay cash dividends on our common stock for the foreseeable future. Furthermore, our current loan and security agreement with Silicon Valley Bank, Oxford Finance Corporation and GE Business Financial Services Inc. restricts our ability to pay cash dividends. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment.

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

The trading prices for our common stock during the 52 weeks ending June 30, 2010 ranged from a high of $12.68 to a low of $6.29. The market price of our common stock is likely to continue to be highly volatile and may fluctuate substantially due to many factors, including:

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

As of June 30, 2010, our executive officers and directors and their affiliates together controlled approximately 50.5% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets, and might affect the prevailing market price of our common stock.

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

We have paid no cash dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Furthermore, our current loan and security agreement with Silicon Valley Bank, Oxford Finance Corporation and GE Business Financial Services Inc., restricts our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

Amendment of Amended and Restated Bylaws of the Registrant, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 17, 2007

4.1

Form of the Registrant’s Common Stock Certificate, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33103) for the period ended September 30, 2006 as filed with the SEC on November 30, 2006

4.2

Amended and Restated Investor Rights Agreement dated February 21, 2006, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-135821) as filed with the SEC on July 17, 2006

4.5

Registration Rights Waiver and Amendment dated November 29, 2007, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 3, 2007

4.6

Form of Warrant to Purchase Stock issued to Silicon Valley Bank on November 30, 2007, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 3, 2007

4.7

Form of Warrant to Purchase Stock issued to Oxford Finance Corporation on November 30, 2007, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 3, 2007

4.8

Form of Warrant to Purchase Stock issued to GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services Inc.), on November 30, 2007, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 3, 2007

4.9

Form of Warrant to Purchase Stock issued on February 18, 2009, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on February 20, 2009

4.10

Form of Warrant to Purchase Stock issued on June 18, 2010, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on June 21, 2010

10.36

Amended and Restated Loan and Security Agreement dated June 18, 2010, by and among the Registrant and Oxford Finance Corporation, Silicon Valley Bank and G.E. Business Financial Services Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on June 21, 2010

10.37±†	Option Agreement dated June 21, 2010 between the Registrant and Incline Therapeutics, Inc.

31.1±	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2±	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32±	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

±	Included in this Report.
†	Confidential treatment has been requested for a portion of this exhibit. These portions have been omitted from this report and submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE PHARMACEUTICALS, INC.

Dated: August 6, 2010	By:	/s/ WILLIAM R. LARUE
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

Amendment of Amended and Restated Bylaws of the Registrant, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 17, 2007

4.1

Form of the Registrant’s Common Stock Certificate, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33103) for the period ended September 30, 2006 as filed with the SEC on November 30, 2006

4.2

Amended and Restated Investor Rights Agreement dated February 21, 2006, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-135821) as filed with the SEC on July 17, 2006

4.5

Registration Rights Waiver and Amendment dated November 29, 2007, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 3, 2007

4.6

Form of Warrant to Purchase Stock issued to Silicon Valley Bank on November 30, 2007, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 3, 2007

4.7

Form of Warrant to Purchase Stock issued to Oxford Finance Corporation on November 30, 2007, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 3, 2007

4.8

Form of Warrant to Purchase Stock issued to GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services Inc.), on November 30, 2007, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 3, 2007

4.9

Form of Warrant to Purchase Stock issued on February 18, 2009, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on February 20, 2009

4.10

Form of Warrant to Purchase Stock issued on June 18, 2010, incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on June 21, 2010

10.36

Amended and Restated Loan and Security Agreement dated June 18, 2010, by and among the Registrant and Oxford Finance Corporation, Silicon Valley Bank and G.E. Business Financial Services Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on June 21, 2010

10.37±†	Option Agreement dated June 21, 2010 between the Registrant and Incline Therapeutics, Inc.

31.1±	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2±	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32±	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

±	Included in this Report.
†	Confidential treatment has been requested for a portion of this exhibit. These portions have been omitted from this report and submitted separately to the Securities and Exchange Commission.