Form 10-Q
period 2010-09-30
CADENCE PHARMACEUTICALS INC
filed 2010-11-05
CIK 1333248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

As of October 29, 2010, there were 50,581,167 shares of the registrant’s Common Stock outstanding.

CADENCE PHARMACEUTICALS, INC.

INDEX

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1
	Condensed Balance Sheets at September 30, 2010 and December 31, 2009	1
	Condensed Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and for the period from May 26, 2004 (inception) through September 30, 2010	2
	Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and for the period from May 26, 2004 (inception) through September 30, 2010	3
	Notes to Condensed Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	(Removed and Reserved)	47
Item 5.	Other Information	47
Item 6.	Exhibits	48

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,422,811	$75,859,035
Investments in marketable securities	9,304,172	6,147,118
Restricted cash	1,150,000	1,497,848
Prepaid expenses	173,551	517,987
Other current assets	40,430	31,256

Total current assets	61,090,964	84,053,244
Property and equipment, net	7,939,651	8,300,529
Restricted cash	189,738	189,738
Other assets	3,571,195	19,708

Total assets	$72,791,548	$92,563,219

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,308,973	$2,656,597
Accrued liabilities	5,626,661	7,739,527
Current debt, less discount of $428,959 and $158,545, respectively	736,166	6,442,327
Other current liabilities	-	22,048

Total current liabilities	7,671,800	16,860,499
Other liabilities	441,100	640,208
Long-term debt, less current portion and discount of $1,000,903 and $-0-, respectively	17,833,972	-

Total liabilities	25,946,872	17,500,707

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized, 50,565,430 shares and 50,484,588 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	5,056	5,048
Additional paid-in capital	301,708,952	292,076,537
Accumulated other comprehensive income	(22)	60
Deficit accumulated during the development stage	(254,869,310)	(217,019,133)

Total stockholders’ equity	46,844,676	75,062,512

Total liabilities and stockholders’ equity	$72,791,548	$92,563,219

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from May 26, 2004 (Inception) through September 30, 2010
	2010	2009	2010	2009
Operating expenses:
Research and development	$3,537,167	$4,464,587	$10,564,603	$14,683,908	$167,664,708
Sales and marketing	4,129,008	3,068,632	14,857,958	4,790,886	33,528,450
General and administrative	2,937,269	3,762,851	9,526,633	9,549,203	50,385,617
Other	483,469	(944)	1,781,731	412,141	4,578,323

Total operating expenses	11,086,913	11,295,126	36,730,925	29,436,138	256,157,098

Loss from operations	(11,086,913)	(11,295,126)	(36,730,925)	(29,436,138)	(256,157,098)

Other (expense) income:
Interest income	29,913	99,430	74,083	223,296	7,400,485
Interest expense	(738,495)	(243,124)	(1,291,906)	(924,298)	(5,710,760)
Other income (expense)	83,347	(2,285)	98,571	(41,409)	(401,937)

Total other (expense) income, net	(625,235)	(145,979)	(1,119,252)	(742,411)	1,287,788

Loss before income tax	(11,712,148)	(11,441,105)	(37,850,177)	(30,178,549)	(254,869,310)

Net loss	$(11,712,148)	$(11,441,105)	$(37,850,177)	$(30,178,549)	$(254,869,310)

Basic and diluted net loss per share(1)	$(0.23)	$(0.23)	$(0.75)	$(0.63)

Shares used to compute basic and diluted net loss per share(1)	50,554,803	50,364,493	50,529,050	48,189,177

(1)

As a result of the issuance of 12,039,794 shares of common stock pursuant to a private placement in the first quarter of 2009, there is a lack of comparability in the per share amounts between the nine month periods presented. Please see Note 4 of the Notes to Financial statements for further discussion.

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,		Period from May 26, 2004 (Inception) through September 30, 2010
	2010	2009
Operating activities
Net loss	$(37,850,177)	$(30,178,549)	$(254,869,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	511,730	406,371	2,361,444
Loss on disposal of assets	8,883	-	83,705
Impairment of long-lived assets	1,521,531	-	3,874,693
Adjustment to estimate of impairment of long-lived assets	-	(180,926)	(180,926)
Impairment of available-for-sale securities	-	45,461	450,000
Stock-based compensation	8,278,236	6,071,300	28,447,086
Non-cash interest expense	27,336	20,249	100,225
Amortization of discount on note payable	265,785	175,611	939,687
Amortization of premiums on available-for-sale securities, net of accretion of discounts	32,639	53,650	162,908
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	474,578	(402,037)	(281,239)
Accounts payable	(1,485,809)	(1,870,231)	1,305,519
Accrued liabilities and other liabilities	(1,857,720)	(4,572,813)	3,761,822

Net cash used in operating activities	(30,072,988)	(30,431,914)	(213,844,386)

Investing activities
Purchases of marketable securities	(9,298,578)	(10,738,348)	(27,486,926)
Maturities of marketable securities	6,000,000	-	17,575,000
Investment in unconsolidated entity	(3,500,000)	-	(3,500,000)
Restricted cash	347,848	847,848	(1,339,738)
Purchases of property and equipment	(2,272,485)	(1,607,808)	(12,050,945)
Proceeds from the sale of property and equipment	3,100	-	3,295

Net cash used in investing activities	(8,720,115)	(11,498,308)	(26,799,314)

Financing activities
Proceeds from issuance of common stock, net	117,086	86,295,338	192,606,173
Disbursements from repurchase of common stock	-	-	(19,075)
Proceeds from sale of preferred stock, net	-	-	78,933,748
Borrowings under debt agreements, net of fees	19,590,665	-	41,545,665
Payments under debt agreements	(6,350,872)	(6,181,602)	(22,000,000)

Net cash provided by financing activities	13,356,879	80,113,736	291,066,511

Net (decrease) increase in cash and cash equivalents	(25,436,224)	38,183,514	50,422,811
Cash and cash equivalents at beginning of period	75,859,035	47,627,246	-

Cash and cash equivalents at end of period	$50,422,811	$85,810,760	$50,422,811

Supplemental disclosures
Issuance of warrants in connection with loan and security agreement	$1,237,101	$-	$2,024,549
Shares in unconsolidated entity acquired in option purchase agreement	$500,000	$-	$500,000
Assets acquired through lease concessions	$-	$-	$1,190,530
Property and equipment purchases in accounts payable and accrued expenses	$512,502	$1,147,704	$512,502
Unrealized (loss) gain on investment securities	$(82)	$4,540	$(22)
Cash paid for interest and fees	$1,397,371	$671,424	$4,727,533

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	The Company

Cadence Pharmaceuticals, Inc. (the “Company”) was incorporated in the state of Delaware in May 2004. The Company is a biopharmaceutical company focused on in-licensing, developing and commercializing proprietary product candidates principally for use in the hospital setting. The Company’s primary activities since incorporation have been conducting research and development activities, including clinical trials, of the product candidates in its portfolio; organizational activities, including recruiting personnel and establishing office facilities; establishing the commercial manufacturing and sales infrastructure for OFIRMEV™(acetaminophen) injection; and raising capital to fund these activities.

In March 2006, the Company in-licensed the exclusive U.S. and Canadian rights to OFIRMEV, an intravenous formulation of acetaminophen, from Bristol-Myers Squibb Company (“BMS”). In May 2009, the Company submitted a New Drug Application (“NDA”) for OFIRMEV to the Food and Drug Administration (“FDA”) and on February 10, 2010, received a complete response letter from the FDA, which stated the NDA could not be approved due to deficiencies observed during the FDA’s inspection of the facilities of the Company’s third-party manufacturer. Following a meeting with FDA to discuss the observations, the Company re-submitted the NDA for OFIRMEV on May 4, 2010. On November 2, 2010 the FDA approved OFIRMEV for the treatment of pain and fever in adults and children.

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

Reclassifications

Where necessary, prior period amounts have been reclassified to conform to the current period presentation. Reclassifications made to the 2009 financial statements include adjustments to reclassify certain expenses from research and development to sales and marketing. As a result, research and development expenses for the three and nine months ended September 30, 2009 were each decreased $460,191 and sales and marketing expenses for the three and nine months ended September 30, 2009 were each increased by a like amount. These reclassifications had no effect on net income or loss or stockholders’ equity as previously reported.

Stock-Based Compensation

Stock option awards. Stock options are currently valued using the Black-Scholes option pricing model on the date of grant. This option pricing model involves a number of estimates, including the expected lives of stock options, the Company’s anticipated stock volatility and interest rates. The following table summarizes the weighted average estimates the Company used in the Black-Scholes option-pricing model during the periods presented, to determine the fair value of employee and non-employee director stock options granted during each period. There were no option grants during the three months ended September 30, 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Risk free interest rates	-	2.7%	2.8%	2.1%
Expected life in years	-	6.1 years	5.8 years	6.0 years
Expected dividend yield	-	0.0%	0.0%	0.0%
Expected volatility	-	71.8%	76.8%	71.8%

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from May 26, 2004 (Inception) through September 30,
	2010	2009	2010	2009	2010
Research and development	$750,832	$1,121,012	$2,388,847	$2,147,511	$8,737,755
Sales and marketing	652,203	173,085	2,314,927	242,717	2,911,805
General and administrative	972,696	1,554,112	3,574,462	3,681,072	16,797,526

Stock-based compensation expense included in operating expenses	2,375,731	2,848,209	8,278,236	6,071,300	28,447,086

Total stock-based compensation expense included in loss from operations	$2,375,731	$2,848,209	$8,278,236	$6,071,300	$28,447,086

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

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table presents further detail of the financial instruments carried at fair value on the Company’s balance sheet as of September 30, 2010. The table does not include assets and liabilities which are measured at historical cost or on any basis other than fair value:

Description	Total Carrying Value	Fair Value Measurements as of September 30, 2010
		Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents:
Money market funds	$40,345,572	$40,345,572	$-	$-	$40,345,572
Debt instruments – Corporate debt obligations	5,899,046		5,899,046	-	5,899,046
Debt instruments – U.S. Government agencies	3,254,966		3,318,745	-	3,318,745
Investments in marketable securities – short-term:
Debt instruments – Municipal debt obligations	7,050,000	-	7,055,094	-	7,055,094
Debt instruments – Corporate debt obligations	2,249,078	-	2,249,078	-	2,249,078

Assets at fair value	$58,798,662	$40,345,572	$18,521,963	$-	$58,867,535

The Company’s level 2 financial instruments are valued using market prices on less active markets. These valuations use pricing models that vary by asset class, incorporating such data as available trade information for similar securities, expected cash flows and credit information.

3.	Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance on the milestone method of revenue recognition. This update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Under this guidance, to meet the definition of a substantive milestone, the consideration earned by achieving the milestone should (1) be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) relate solely to past performance, and (3) be reasonable relative to all deliverables and payment terms in the arrangement. Further, no bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The guidance is effective for interim and annual periods beginning on or after June 15, 2010. The Company adopted the provisions of this guidance on July 1, 2010, which did not have a material effect on its financial statements.

4.	Net Loss Per Share

Net loss per share is presented as basic and diluted net loss per share. Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options, restricted stock units and warrants are considered to be common stock equivalents and are not included in the calculations of diluted net loss per share as their effect is anti-dilutive. Additionally, the restricted stock units outstanding during the three and nine months ended September 30, 2010 and 2009, were excluded from the basic net loss calculation as these units do not include dividend rights and therefore are not considered to be participating securities.

The actual net loss per share amounts for the three and nine months ending September 30, 2010 and 2009 were computed based on the weighted average shares of common stock outstanding during the respective periods. The net loss per share for the periods presented includes the effect of the 12,039,794 common shares issued pursuant to a private placement in the first quarter of 2009. As a result of the issuance of these common shares, there is a lack of comparability in the basic and diluted net loss per share amounts for the nine month periods presented.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following is a reconciliation of the basic and diluted shares for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Shares for basic and dilutive net loss per share:
Weighted average common shares outstanding	50,554,803	50,430,608	50,530,392	48,297,103
Weighted average unvested common shares subject to repurchase	-	(66,115)	(1,342)	(107,926)

Denominator for basic and diluted earnings per share	50,554,803	50,364,493	50,529,050	48,189,177

At September 30, 2010 and 2009, stock options, restricted stock units, and warrants totaling 13,351,777 and 11,317,818 shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from May 26, 2004 (Inception) through September 30,
	2010	2009	2010	2009	2010
Net loss	$(11,712,148)	$(11,441,105)	$(37,850,177)	$(30,178,549)	$(254,869,310)

Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments	(51)	4,540	(82)	4,540	(22)

Comprehensive loss	$(11,712,199)	$(11,436,565)	$(37,850,259)	$(30,174,009)	$(254,869,332)

6.	Property and Equipment

Property and equipment for operations were as follows:

	September 30, 2010	December 31, 2009
Property and equipment:
Leasehold improvements	$1,610,250	$1,610,250
Computer equipment and software	1,428,880	840,604
Furniture and fixtures	451,564	469,423
Construction-in-process	6,615,864	7,059,969

	10,106,558	9,980,246
Less accumulated depreciation	(2,166,907)	(1,679,717)

Total	$7,939,651	$8,300,529

For the three months ended September 30, 2010 and 2009, the Company incurred depreciation expense of $172,671 and $135,052, respectively. For the nine months ended September 30, 2010 and 2009, the Company incurred depreciation expense of $511,730 and $406,371, respectively. Since May 26, 2004 (inception) through September 30, 2010, the Company has incurred depreciation expense of $2,361,444.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

In the second quarter of 2010, the Company modified the design of its planned second production line for OFIRMEV, resulting in the partial cancellation of a capital equipment order for which the Company has identified an alternative supplier. As a result of the partial cancellation, the Company incurred a charge of $1,186,050 in the second quarter of 2010 to impair the costs accumulated in construction-in-process for the equipment. In the third quarter of 2010, the Company recorded a charge of $335,481 to accrue for termination fees related to the cancellation. No other capital impairments were recorded during 2010. See Note 9 regarding capital impairment adjustments recorded during 2009.

7.	Investments in Marketable Securities

The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at September 30, 2010 and December 31, 2009 consisted of the following:

At September 30, 2010	Amortized Cost Basis	Other-than- temporary Impairments	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
Debt instruments – Municipal debt obligations	$7,050,000	$-	$5,094	$-	$7,055,094
Debt instruments – Corporate debt obligations	$2,249,078	$-	$-	$-	$2,249,078

	$9,299,078	$-	$5,094	$-	$9,304,172

At December 31, 2009	Amortized Cost Basis	Other-than- temporary Impairments	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
Debt instruments – U.S. Government agencies	$6,147,058	$-	$786	$(726)	$6,147,118

	$6,147,058	$-	$786	$(726)	$6,147,118

Investments by contractual maturity are as follows:

	September 30, 2010		December 31, 2009
	Cost	Fair Value	Cost	Fair Value
Due or callable in one year or less	$9,299,078	$9,304,172	$6,147,058	$6,147,118
Due after one year	$-	$-	$-	$-

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a methodology that reviews specific securities in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the Company’s intent and ability to hold the investment and extent to which the fair value is less than cost; the financial health of and business outlook for the issuer; and operational and financing cash flow factors. During the nine months ended September 30, 2009, the Company impaired the balance of the Migenix, Inc. (“Migenix”) common stock acquired as partial consideration from the Company’s acquisition of the development and commercialization rights to the omiganan pentahydrochloride product candidate $45,461 as the decrease in market value of the securities were considered to be other-than-temporary. The Company’s Migenix common stock holdings had no value at September 30, 2010 and December 31, 2009, respectively.

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

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

In consideration for the option, the Company paid Incline a $3,500,000 upfront option fee and will pay Incline a second $3,500,000 fee upon the commencement of the second option period if the Company has not yet exercised its option to acquire Incline. During the first option period, the Company may acquire Incline for an amount not to exceed $135,000,000. During the second option period, the Company may acquire Incline for an amount not to exceed $228,000,000, plus payment of an additional amount not to exceed $57,000,000 upon FDA approval of IONSYS. The first option period, which commenced on June 21, 2010, extends through the later to occur of 12 months or the date on which Incline receives the second tranche of its Series A financing. The second option period commences on the expiration of the first option period and extends until the earliest to occur of the date on which Incline submits a supplemental NDA for IONSYS to the FDA, the filing of an initial public offering by Incline, or 42 months. The Company has an exclusive right of first negotiation to acquire Incline for the six-month period following the expiration of the second option period and may elect to extend the second option period for up to an additional six months upon the payment of up to $5,000,000 to Incline. During the option periods, Incline will remain primarily responsible for the development of IONSYS. However, the Company and Incline have formed a joint development committee to oversee the global development and regulatory approval for the IONSYS product candidate.

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

In consideration of the Company’s expenditure of funds in connection with conducting due diligence on IONSYS, the Company received $500,000 of Incline Series A preferred stock, or 500,000 shares, on terms generally consistent with Incline’s other Series A preferred stock investors. The Company valued the transaction using the cost method, assigning $500,000 to the preferred stock and $3,000,000 to the option. Under the cost method, the fair value of the investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. As of September 30, 2010, the Company was not aware of any such adverse events. As a result, no fair value estimate has been prepared with respect to this investment as the costs associated with an independent evaluation would be excessive and the available information on which to base such an assessment is both limited and highly subjective. Both assets are recorded as other long-term assets on the Company’s balance sheet at September 30, 2010. No similar assets were recorded at December 31, 2009.

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

The Company recorded adjustments to the impairment charge taken on the manufacturing equipment in 2009, reducing the charge by an aggregate $180,926 during 2009 as actual costs incurred in disposing of the assets were less than anticipated. Additionally, adjustments totaling $64,219 were recorded to the severance obligation during 2009 and are included in the Company’s “Other” operating expenses on the statement of operations. As of September 30, 2010 and December 31, 2009, no liability remained for severance-related costs and termination of contractual obligations.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table details the restructuring charges for severance-related costs and termination of contractual obligations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from May 26, 2004 (Inception) through September 30, 2010
	2010	2009	2010	2009
Beginning restructuring liability	$-	$302,397	$-	$-	$-
Severance and termination charges incurred	-	-	-	650,786	650,786
Adjustments to severance and termination charges	-	(717)	-	(57,719)	(64,219)
Severance and termination disbursements	-	(188,370)	-	(479,757)	(586,567)

Ending restructuring liability	$-	$113,310	$-	$113,310	$-

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

In November 2007, the Company amended the Agreement and entered into the Second Amendment to Loan and Security Agreement (the “Second Amendment”) with the same parties and GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services Inc.) (collectively, the “lenders”), to secure an additional $15,000,000 loan facility. In December 2007, the Company drew down $15,000,000 under the Second Amendment in two separate draws of $5,000,000 and $10,000,000 with fixed interest rates of 7.83% and 7.74%, respectively, net of a $45,000 loan fee (the “loan fee”). In addition to the principal and interest, the Company was required to pay $375,000 at the termination of the Second Amendment (the “term loan final payment”). In June 2010, the Company entered into an Amended and Restated Loan and Security Agreement (the “Restated Agreement”) with the same lenders. The Restated Agreement amends and restates the Company’s existing Agreement and provides the Company with a new $30,000,000 growth capital loan facility, available to the Company in two advances. The first advance of $20,000,000 was made in conjunction with securing the facility in June 2010 at a fixed interest rate of 11.33%. The second advance of $10,000,000 was made available upon approval by the FDA of OFIRMEV on November 2, 2010. The interest rate for this drawdown will equal the greater of (i) 11.25% or (ii) the sum of (a) the one-month U.S. London Interbank Offer Rate (LIBOR) reported in the Wall Street Journal three (3) Business Days prior to the drawdown date plus (b) 10.98%. The Company paid an upfront fee of $300,000 (the “upfront fee”) and will reimburse the lenders for their expenses incurred in initiating the loan. The Company will also be required to make a growth capital final payment equal to 6% of the total of the advances received by the Company at the termination of the Restated Agreement. Further warrants, as described below, were issued as part of the transaction.

In connection with the establishment of the $30,000,000 facility, the outstanding balance of the $15,000,000 facility was paid in full, including accrued interest, and the $375,000 term loan final payment. Upon the repayment of the $15,000,000 facility, the Company recorded a charge of approximately $145,000 in the second quarter of 2010 to (i) fully amortize the balance of the loan discount and related issuance costs and (ii) fully accrue the term loan final payment. The Company will make interest-only payments on the outstanding balance of the Restated Agreement through July 1, 2011, and subsequently make principal and interest payments to fully amortize the balance over the remaining 30 month term.

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

As of September 30, 2010 and December 31, 2009, the aggregate principal balance of the loans, net of the loan discounts, included on the Company’s balance sheets was $18,570,138 and $6,442,327, respectively.

Warrants

In connection with the Second Amendment, the Company issued six fully exercisable warrants to the lenders to purchase an aggregate of 50,331 shares of the Company’s common stock at an exercise price of $12.67 per share, expiring November 30, 2014. The Company determined the fair value of these warrants to be $473,876, under the Black-Scholes valuation model using the following assumptions: risk-free interest rate of 3.64%; dividend yield of 0.0%; expected volatility of 70.0%; and a contractual term of seven years. As of September 30, 2010, all warrants related to the Second Amendment were outstanding.

In connection with the Restated Agreement, the Company issued three fully exercisable warrants to the lenders to purchase an aggregate of 254,793 shares of the Company’s common stock at an exercise price of $7.0645 per share, expiring June 18, 2017. The Company determined the relative fair value of these warrants to be $1,237,101, using the Black-Scholes valuation model. The value of the warrants was recorded as a discount to the note payable, and will be amortized to interest expense over the expected term of the loan agreement. The warrants were valued using the following assumptions: risk-free interest rate of 2.7%; dividend yield of 0.0%; expected volatility of 76.5%; and a contractual term of seven years. As of September 30, 2010, all warrants related to the Restated Agreement were outstanding.

11.	Commitments and Contingencies

Leases

In May 2006, the Company entered into a six-year operating lease for 23,494 square feet of office space. The Company received certain tenant improvement allowances and rent abatement and has an option to extend the lease for five years following the expiration of the initial term. Monthly rental payments are adjusted on an annual basis and the lease expires in September 2012. As security for the lease, a letter of credit in the initial amount of $1,581,130 was required by the landlord. The letter of credit is collateralized by a certificate of deposit in the same amount that is classified as restricted cash in the Company’s balance sheet. The required amount subject to the letter of credit and corresponding certificate of deposit may be reduced by 22% on each of the first four anniversaries of the commencement of the lease. As of September 30, 2010, the letter of credit had been reduced by $1,391,392 in accordance with the agreement and the related restricted cash has been adjusted by a like amount. The value of the letter of credit and corresponding certificate of deposit, classified as restricted cash on the Company’s balance sheet at September 30, 2010 was $189,738.

In January 2007, the Company entered into a sublease agreement for a portion of its unused office space. The sublease agreement expired in September 2009 and the Company has since recaptured the space to support its growth. Rent expense, net of sublease rent income, for the three months ended September 30, 2010 and 2009 was $214,703 and $154,272, respectively. Rent expense, net of sublease rent income, for the nine months ended September 30, 2010 and 2009 was $644,108 and $438,764, respectively. Since May 26, 2004 (inception) through September 30, 2010, the Company has incurred total net rent expense of $3,418,815.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

Corporate Credit Card

In 2009, the Company entered into a pledge agreement pursuant to the establishment of a corporate credit card program whereby the Company pledged $150,000 in a certificate of deposit as collateral. These funds are therefore classified as restricted cash on the Company’s balance sheet at September 30, 2010 and December 31, 2009, respectively.

Supply Agreement

In July 2007, the Company entered into a development and supply agreement (the “Supply Agreement”) with Baxter Healthcare Corporation (“Baxter”) for the completion of pre-commercialization manufacturing development activities and the manufacture of commercial supplies of the finished drug product for OFIRMEV. The Supply Agreement has an initial term of five years and will automatically renew for consecutive one-year terms thereafter unless either party provides at least two-years’ prior written notice of termination to the other party. Pursuant to the terms of the Supply Agreement, Baxter is entitled to receive development fees from the Company upon the completion of specified development activities, which the Company expenses as these costs are being incurred. During the three and nine months ended September 30, 2010, the Company paid Baxter approximately $754,500 in development fees. No development fees were paid during 2009. As of September 30, 2010, the Company had paid Baxter an aggregate of approximately $2,454,500 in development fees and currently does not believe it will be required to pay Baxter any additional development fees with respect to the expansion of the initial production line for OFIRMEV. In addition, Baxter will receive a set manufacturing fee based on the amount of the finished OFIRMEV drug product produced, which prices may be adjusted by Baxter, subject to specified limitations. The Company is also obligated to purchase a minimum number of units each year following regulatory approval, or pay Baxter an amount equal to the per-unit purchase price multiplied by the amount of the shortfall. Further, the Company is obligated to reimburse Baxter for all reasonable costs directly related to work performed by Baxter in support of any change in the active pharmaceutical ingredient (“API”) source or API manufacturing process.

The Supply Agreement also requires the Company to fund specified improvements at Baxter’s manufacturing facility and purchase certain equipment for use by Baxter in manufacturing OFIRMEV. As of September 30, 2010, the Company has reimbursed Baxter approximately $5,545,300 of the facility improvements and has expensed the costs as they have been incurred. The equipment purchased for the manufacturing of OFIRMEV to which the Company retains title is being capitalized as it has alternative future uses and will be amortized over the life of the equipment. At the time of termination, the Supply Agreement requires the Company to reimburse Baxter for all reasonable costs for the de-installation of the Company’s equipment and the restoration of Baxter’s manufacturing facility to its pre-installation condition. The Company is not able to reasonably estimate the cost and the timing of these expenses at this time and therefore cannot reasonably estimate the fair value of the retirement obligation.

In anticipation of the execution of the Supply Agreement, the Company entered into an irrevocable standby letter of credit in favor of Baxter in January 2007. The letter of credit was for an initial amount of $3,268,000 and was based on anticipated costs to be incurred by Baxter for the improvements at Baxter’s manufacturing facility and the purchase of equipment to be used by Baxter in the manufacturing of the finished drug product. Under the terms of the Supply Agreement, the amount of the letter of credit may be reduced on a quarterly basis following the execution of the Supply Agreement for the costs the Company has reimbursed Baxter to fund the specified facility improvements or equipment purchases. As of September 30, 2010, at the request of the Company and based upon the costs reimbursed to Baxter by the Company, the letter of credit had been reduced by $2,268,000 to $1,000,000. The letter of credit in favor of Baxter is collateralized by a certificate of deposit which may be drawn down in part or in whole by Baxter in the event the Company fails to perform its obligations to fund the specified facility improvements or equipment purchases. As of September 30, 2010, the certificate of deposit, classified as restricted cash on the Company’s balance sheets, had been reduced to $1,000,000 in accordance with the reduction in the letter of credit.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

License Agreements and Acquired Development and Commercialization Rights

In March 2006, the Company in-licensed the technology and the exclusive development and commercialization rights to OFIRMEV in the U.S. and Canada from Bristol-Myers Squibb Company (“BMS”). BMS sublicensed these rights to the Company under a license agreement with SCR Pharmatop S.A. (“Pharmatop”). As consideration for the license, the Company paid a $25,000,000 up-front fee, and may be required to make future milestone payments totaling up to $40,000,000 upon the achievement of various milestones related to regulatory and commercial events. These payments include a $15,000,000 payment due in the fourth quarter of 2010 as a result of the approval of the Company’s NDA for OFIRMEV and two milestone payments totaling up to $25,000,000 based on the achievement of certain levels of net sales. In addition, the Company is obligated to pay a royalty on net sales of the licensed products and has the right to grant sublicenses to third parties. The amount of such royalty ranges from the mid-teens to the mid-twenties, depending on the aggregate amount of net sales. All payments made to date related to the BMS agreement have been recognized as research and development expense.

As a result of the discontinuation of the Company’s omiganan pentahydrochloride development program, on May 8, 2009, the collaboration and license agreement between the Company and Migenix for this product candidate was terminated. No charges were incurred from the termination of this agreement.

12.	Stockholder’s Equity

Private Placement

In February 2009, the Company issued 12,039,794 shares of its common stock at a purchase price of $7.13 per share pursuant to a private placement. In addition to the shares of the Company’s common stock, warrants to purchase up to 6,019,897 additional shares of the Company’s common stock were also issued as part of the transaction at a price of $0.125 per warrant. Each warrant is immediately exercisable and has a five-year term. The warrants may be exercised through either cash or net exercise for one share of common stock at a price of $7.84 and have been accounted for as permanent equity. As of September 30, 2010, all warrants related to the private placement were outstanding.

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

Shelf Registration

On September 4, 2009, the Company filed a universal shelf registration statement (the “Universal Shelf Registration Statement”) to allow the Company to sell up to $100,000,000 of debt securities, preferred stock, common stock, debt warrants and equity warrants. The Universal Shelf Registration Statement was subsequently declared effective on September 17, 2009 by the SEC. As of September 30, 2010, the Company has not sold any securities under this registration statement.

13.	Income Taxes

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 2004 and forward are subject to examination by the Federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest and/or penalties related to income tax matters in the Company’s balance sheets at September 30, 2010 and December 31, 2009, and has recognized no interest and/or penalties in the Company’s statements of operations for the three or nine months ended September 30, 2010 and 2009, respectively. Further, as of September 30, 2010, the Company had not recorded any unrecognized tax benefits.

CADENCE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. Until this analysis has been completed, the Company has removed the deferred tax assets for net operating losses of approximately $69,631,000 and research and development credits of approximately $5,043,000 generated through 2009 from its deferred tax asset schedule, and has recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its unrecognized tax benefits accordingly. The Company expects to begin the Section 382/383 analysis in the near future and will update the unrecognized tax benefits at the time the analysis is completed. The Company does not anticipate any additional changes to their unrecognized tax benefits in the next 12 months outside of the area of Section 382/383. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

14.	Subsequent Events

On November 2, 2010, the Company received FDA approval for its OFIRMEV drug product. Pursuant to the terms of the Company’s license agreement with BMS, the Company is required to make milestone payments totaling $15,000,000 within 10 business days following the approval. As of the date of this filing, the Company had not yet paid this fee and it is not included in the financial results for the periods presented.

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

Overview

We are a biopharmaceutical company focused on in-licensing, developing and commercializing proprietary product candidates principally for use in the hospital setting. We intend to build a leading franchise in the hospital setting, continuing to focus on products that are in late stages of development, currently commercialized outside the U.S., or approved in the U.S. but with significant commercial potential for proprietary new uses or formulations. In March 2006, we in-licensed the exclusive U.S. and Canadian rights to OFIRMEV™ (acetaminophen) injection, or OFIRMEV, from Bristol-Myers Squibb Company, or BMS, and in May 2009 we submitted a New Drug Application, or NDA, for OFIRMEV to the U.S. Food and Drug Administration, or FDA. On February 10, 2010, we received a complete response letter from the FDA, which stated the NDA could not be approved due to deficiencies observed during the FDA’s inspection of the facilities of our third-party manufacturer. Following a meeting with the FDA to discuss the observations, we re-submitted the NDA for OFIRMEV on May 4, 2010. On November 2, 2010, the FDA approved OFIRMEV for the management of pain and fever in adults and children. We plan to initiate commercial sales of this product in the first quarter of 2011.

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

We own or have rights to various trademarks, copyrights and tradenames used in our business, including the following: Cadence®, OFIRMEV™ and the OFIRMEV™ logo. This report also contains trademarks of other companies, including IONSYS™ a registered trademark of Incline Therapeutics, Inc., and Perfalgan®, a trademark of Bristol-Myers Squibb Company.

Background

We were incorporated in May 2004 and during that year we focused on hiring our management team and initial operating employees, but substantial operations did not commence until September 2004. Since that time, we have in-licensed rights to two late-stage product candidates.

OFIRMEV™(Acetaminophen) Injection

In March 2006, we in-licensed rights to OFIRMEV from BMS, which currently markets the product in Europe and several other markets under the brand name Perfalgan®. In October 2006, we initiated our Phase III clinical development program for this product for the management of pain and reduction of fever in adults and children. In May 2009, we completed our clinical development program for OFIRMEV and submitted an NDA to the FDA, requesting marketing approval of OFIRMEV for the management of pain and reduction of fever in adults and children. Our NDA was accepted for filing by the FDA and designated for priority review in July of that year. The FDA extended its review period for the NDA and on February 10, 2010, we received a complete response letter from the agency, which stated that the NDA could not be approved due to deficiencies with respect to good manufacturing practices observed during an inspection of the facilities of our third-party manufacturer. We resubmitted our NDA for OFIRMEV on May 4, 2010 and on November 2, 2010, the product was approved by the FDA. We are currently preparing to initiate sales of OFIRMEV in the first quarter of 2011.

We believe that OFIRMEV may fulfill significant unmet needs in the hospital setting. We also believe that the hospital pharmaceuticals market is both concentrated and underserved and intend to focus our sales and marketing efforts primarily on hospital-based physicians who manage patients with mild to severe pain who cannot take oral medications.

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

We have not begun principal operations of commercializing OFIRMEV and are considered a development stage company. We have incurred significant net losses since our inception and as of September 30, 2010, had an accumulated deficit of $254.9 million. These losses have resulted principally from costs incurred in connection with research and development activities, including license fees, costs of clinical trial activities associated with our product candidates, pre-commercialization manufacturing development activities, the establishment of our commercial infrastructure and general and administrative expenses. We expect to continue to incur operating losses for the foreseeable future as we commence the commercialization of OFIRMEV and acquire or in-license additional products, technologies or businesses that are complementary to our own.

We have financed our operations primarily through the sale of equity securities. In October 2006, we completed an initial public offering in which we sold 6.0 million shares of our common stock at $9.00 per share and received aggregate net proceeds of $48.4 million (after underwriting discounts and offering costs). In November 2006, following exercise of the underwriters’ over-allotment option, we sold 0.9 million shares of our common stock at $9.00 per share and received aggregate net proceeds of $7.5 million (after underwriting discounts). In February 2008, we completed a registered direct offering pursuant to an effective shelf registration statement under which we issued and sold 9.2 million shares of common stock at $5.34 per share and received aggregate net proceeds of approximately $49.1 million (after offering costs). In February 2009, we raised additional funds by completing a private placement of approximately 12.0 million shares of common stock at a price of $7.13 per share, and warrants to purchase up to approximately 6.0 million additional shares of common stock at a price of $0.125 per warrant, for aggregate net proceeds of $86.2 million (after offering costs). Each warrant has a five-year term and is exercisable in cash or by net exercise for one share of common stock at a price of $7.84. As of September 30, 2010, all of the warrants remain outstanding.

Revenues

We have not generated any revenues to date, and we do not expect to generate any revenues from licensing, achievement of milestones or product sales until we initiate sales of OFIRMEV or execute a collaboration arrangement with a third party.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from May 26, 2004 (Inception) through September 30,
	2010	2009	2010	2009	2010
OFIRMEV(1)(3)	$1,153	$1,555	$2,877	$4,651	$67,284
Omiganan pentahydrochloride (2)(3)	2	61	5	1,596	57,464
Other supporting costs	2,382	2,849	7,683	8,437	42,917

	$3,537	$4,465	$10,565	$14,684	$167,665

(1)

We paid an up-front license fee of $25.0 million in 2006 for OFIRMEV, which is included in the amount for the period from May 26, 2004 (inception) through September 30, 2010. We may be required to make future milestone payments totaling up to $40.0 million upon the achievement of various milestones related to regulatory and commercial events in addition to royalties on the sales of the licensed products, including payments totaling $15.0 million due in the fourth quarter of 2010 as a result of the FDA’s approval of OFIRMEV on November 2, 2010.

(2)

We paid an up-front license fee of $2.0 million in 2004 for omiganan pentahydrochloride, of which $1.5 million is included in the costs for the period from May 26, 2004 (inception) through September 30, 2010. The remaining $0.5 million was allocated to the shares of Migenix, Inc., or Migenix, common stock we received as part of the transaction. As a result of the termination of our collaboration and license agreement with Migenix on May 8, 2009, we will not be obligated to make any future milestone or royalty payments with respect to this product candidate.

(3)

During the second quarter of 2010 we modified the design of our planned second production line for OFIRMEV, resulting in the partial cancellation of a capital equipment order for which the Company has identified an alternative supplier. As a result of the partial cancellation of the equipment, we incurred a charge of $1.5 million during the nine months ended September 30, 2010 to impair the costs accumulated in construction-in-process for the equipment and record related termination charges. During the fourth quarter of 2008, we recorded an impairment charge of $2.4 million on our omiganan pentahydrochloride manufacturing equipment due to the discontinuance of our omiganan pentahydrochloride program and in the first quarter of 2009, recorded a restructuring charge of $0.6 million related to the discontinuation of our omiganan pentahydrochloride development program. During 2009, we recorded adjustments to the omiganan impairment, reducing the charge by $0.2 million as actual costs incurred in disposing of the assets were less than anticipated. These charges are presented separately on our statement of operations in “Other” operating expenses and are not included in the table above.

It is difficult to anticipate the scope and magnitude of our future research and development expenses. For example, the FDA has required that we complete a post-approval clinical trial OFIRMEV in pediatric patients under two years of age. Further, we may look to expand the indications for OFIRMEV in the future which could require further studies. Moreover, any product candidates we may in-license or acquire in the future would likely require significant research and development resources. Therefore, we are unable to estimate with any certainty the costs we will incur in completing our development efforts for OFIRMEV or any other product candidate we might acquire or in-license.

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of salaries and related employee benefits, market research studies and pre-launch marketing activities, costs related to the establishment of our commercial infrastructure and professional fees related to building our sales and marketing capabilities. In 2009 we began to focus significant resources on establishing our commercial infrastructure in preparation for the commercial launch of OFIRMEV and our sales and marketing staff from two at the beginning of 2009 to 38 at September 30, 2010. Further, we are currently in the process of hiring approximately 150 sales representatives for the commercial launch of OFIRMEV to begin marketing the product to physicians, nurses, hospitals, group purchasing organizations and other customers.

We anticipate our sales and marketing expenses will continue to increase as we initiate sales of OFIRMEV, including hiring our sales representatives and commencing marketing activities for this product.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and related employee benefits for our administrative, finance, human resources, legal, business development and internal systems support functions; as well as the related professional fees for these functions, insurance and facility costs. We anticipate increases in general and administrative expenses as we continue to build our corporate infrastructure and support our commercial operations in connection with the launch of OFIRMEV.

Interest and Other Income and Expense

Our interest income consists primarily of interest earned on our cash, cash equivalents and short-term investments. Interest expense consists of the interest we have incurred under our loan agreements and the related amortization of debt issuance costs. Other income (expense) includes charges we have incurred to recognize other-than-temporary declines in the market value of our available-for-sale securities, gains or losses recognized on transactions denominated in foreign currencies and other non-operating income or expenses.

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

Our most critical accounting estimates include our recognition of research and development expenses, which impacts operating expenses and accrued liabilities; stock-based compensation which impacts operating expenses; and the assessment of recoverability of long-lived assets, which primarily impacts operating expenses when we impair assets or accelerate depreciation. We also have other policies that we consider to be key accounting policies, such as our policies for deferred income tax assets and liabilities and our reserves for commitments and contingencies; however, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. Additionally, as we have not yet initiated commercial operations for OFIRMEV, revenue recognition and inventory valuation are not considered critical accounting policies; however, these policies will likely become key accounting policies in subsequent periods as we begin to commercialize our OFIRMEV product.

We review our estimates, judgments, and assumptions used in our accounting practices periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates.

Research and Development Expenses

A substantial portion of our research and development activities is performed under agreements we enter into with external service providers, including CROs that conduct many of our research and development activities and third-party manufacturers who develop the manufacturing facilities for the potential commercial production of our drug candidates. We accrue for costs incurred under these contracts based on factors such as estimates of work performed, milestones achieved, patient enrollment and experience with similar contracts. As actual costs become known, we adjust our accruals. To date, our accruals have been within management’s estimates. Subsequent changes in estimates may result in a change in our accruals, which could also materially affect our results of operations.

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

The table below summarizes the stock-based compensation expense included in our statements of operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from May 26, 2004 (Inception) through September 30,
	2010	2009	2010	2009	2010
Research and development	$751	$1,121	$2,389	$2,147	$8,738
Sales and marketing	652	173	2,315	243	2,912
General and administrative	973	1,554	3,574	3,681	16,797

Stock-based compensation expense included in operating expenses	2,376	2,848	8,278	6,071	28,447

Total stock-based compensation expense included in loss from operations	$2,376	$2,848	$8,278	$6,071	$28,447

As of September 30, 2010, the total future compensation expense related to the current unvested stock options and RSUs is approximately $17.5 million.

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

As the result of the discontinuation of our omiganan pentahydrochloride program, we recorded an impairment charge of $2.4 million on our omiganan pentahydrochloride manufacturing equipment during the fourth quarter of 2008. In 2009, we recorded adjustments to this impairment charge, reducing it by $0.2 million as actual costs incurred in disposing of the assets were less than anticipated. Additionally, during the second quarter of 2010, we modified the design of our planned second production line for our OFIRMEV product candidate resulting in the partial cancellation of a capital equipment order for which the Company has identified an alternative supplier. As a result of the partial cancellation of the equipment, we incurred a charge of $1.2 million during the second quarter of 2010 to impair the costs accumulated in construction-in-process for the equipment and $0.3 million in the third quarter of 2010 to accrue for related termination charges. No other impairment charges have been recorded during 2009 and 2010.

Results of Operations

Three-Month Periods Ended September 30, 2010 and 2009

Operating Expenses

Research and Development Expenses. Research and development expenses decreased $1.0 million to $3.5 million for the three months ended September 30, 2010, from $4.5 million for the comparable period in 2009. This reduction was mostly due to reductions in regulatory-related spending and clinical development costs for OFIRMEV, combined with a decrease of $0.4 million in stock-based compensation charges for the current period as the third quarter of 2009 included costs related to restricted stock units granted during that quarter which were not included in the 2010 expenses.

Sales and Marketing Expenses. Sales and marketing expenses increased $1.0 million, to $4.1 million, for the three months ended September 30, 2010, compared to $3.1 million for the comparable period in 2009. This increase was primarily due to an increase in personnel related costs as we increased our sales and marketing staff from six at June 30, 2009 to 38 as of September 30, 2010 in preparation for the commercial launch of OFIRMEV. This increase in personnel has significantly increased our salaries and personnel costs, including an additional $0.5 million of stock-based compensation costs incurred during the current period as compared to the similar period in 2009.

General and Administrative Expenses. General and administrative expenses decreased $0.9 million to $2.9 million for the three months ended September 30, 2010, compared to $3.8 million for the same period in 2009. This decrease was primarily due to a decrease in stock-based compensation charges of $0.6 million as the 2009 period included costs related to restricted stock units granted which were not included in the 2010 expenses. Further, lower legal costs were incurred during the current period as compared to the similar period in 2009.

Other Income and Expense, Net

Net other expense increased $0.5 million during the three months ended September 30, 2010, to $0.6 million, compared to $0.1 million for the same period in 2009. This increase is primarily due to increased interest expense as a result of the drawdown of $20.0 million on our $30.0 million loan facility established in June 2010. The $20.0 million advance has a fixed interest rate of 11.33% and is recorded net of a debt discount which, along with the term loan final payment and debt issuance costs, is being amortized to interest expense over the term of the loan. During the three months ended September 30, 2009, we incurred interest expense on our then existing $15.0 million loan facility. The balance of our debt obligations, net of the loan discounts, on our balance sheet at September 30, 2010 and December 31, 2009 was $18.6 million and $6.4 million, respectively.

Nine-Month Periods Ended September 30, 2010 and 2009

Operating Expenses

Research and Development Expenses. Research and development expenses decreased $4.1 million to $10.6 million for the nine months ended September 30, 2010, from $14.7 million for the comparable period in 2009. This reduction was primarily due to a $1.8 million decrease in spending for OFIRMEV as we completed the clinical development program for this product and filed an NDA in May 2009. Additionally, research and development spending on our omiganan pentahydrochloride product candidate decreased $1.6 million in 2010 as compared to 2009 as we discontinued our development efforts for this product candidate in March 2009 following the results of our Phase III clinical trial for this drug. Further, other supporting costs decreased $0.7 million during the nine months ended September 30, 2010 period as compared to 2009, primarily from a reduction in salaries and related personnel costs as result of a reduction in research and development headcount.

Sales and Marketing Expenses. Sales and marketing expenses increased $10.1 million, to $14.9 million, for the nine months ended September 30, 2010, compared to $4.8 million for the comparable period in 2009. This increase was primarily due to the establishment of our commercial infrastructure in preparation for the commercial launch of OFIRMEV. As part of our these efforts, we increased our sales and marketing staff from two at the beginning of 2009 to 38 as of September 30, 2010, which has significantly increased our salaries and personnel costs in 2010, including an additional $2.1 million of stock-based compensation costs during the first nine months of 2010 as compared to the similar period in 2009. Moreover, we incurred additional outside service fees and travel-related costs as we continue our commercial readiness preparations for the launch of OFIRMEV.

General and Administrative Expenses. General and administrative expenses remained constant at $9.5 million during the nine months ended September 30, 2010 as compared to 2009. Additional costs have been incurred during 2010 in establishing our information technology infrastructure and legal costs in support of the commercialization of our OFIRMEV product, however these additional expenses have been mostly offset by reductions in our business development and investor relations functions.

Other Operating Expenses. During the nine months ended September 30, 2010 we recorded a charge of $1.5 million related to the partial cancellation of an equipment order resulting from a modification in the design of our planned second production line for OFIRMEV. We have identified an alternative supplier and the charge recorded impairs the costs that had been accumulated in construction-in-process for the equipment. Additionally, we incurred a charge of $0.3 million related to a reduction in force of six individuals during the second quarter of 2010. During the nine months ended September 30, 2009, we recorded restructuring charges of $0.6 million related to the discontinuation of our omiganan pentahydrochloride product candidate. Further, we reduced the impairment charge taken in the fourth quarter of 2008 on our omiganan pentahydrochloride manufacturing equipment by $0.2 million during the 2009 period as actual costs incurred in disposing of the assets were less than anticipated.

Other Income and Expense, Net

Net other expense increased $0.4 million to $1.1 million for the nine months ended September 30, 2010, compared to $0.7 million for the comparable period in 2009. The increase was primarily due to an increase in interest expense incurred on our loan facilities, combined with lower returns on our cash and investments.

Liquidity and Capital Resources

As a biopharmaceutical company focused on in-licensing, developing and commercializing proprietary pharmaceutical product candidates, we enter into license agreements to acquire the rights to develop and commercialize product candidates. We obtained the exclusive patent rights and know-how for OFIRMEV, currently our only product candidate, for the U.S. and Canada pursuant to our license agreement with BMS. Under this agreement, we paid to BMS a $25.0 million up-front fee and may be required to make future milestone payments totaling up to $40.0 million upon the achievement of various milestones related to regulatory and commercial events, including payments totaling $15.0 million due in the fourth quarter of 2010 as a result of the approval of our NDA for OFIRMEV by the FDA on November 2, 2010. We are also obligated to pay royalties on any net sales of OFIRMEV. Additionally, in the second quarter of 2010 we entered into an option agreement pursuant to which we obtained an option to acquire Incline Therapeutics, Inc. (“Incline”) during two option periods. In consideration for the option we paid a $3.5 million upfront option fee and will pay an additional $3.5 million if we have not exercised our option during the first option period. During the first option period we may acquire Incline for an amount not to exceed $135.0 million. During the second option period we may acquire Incline for an amount not to exceed $228.0 million, plus an additional payment of an amount not to exceed $57.0 million upon FDA approval of its IONSYS product candidate.

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

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:

•	the success of our efforts to commercialize OFIRMEV

•	the cost and timing of securing sufficient supplies of OFIRMEV from our contract manufacturers;

•	the effect of competing technological and market developments;

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

•	costs associated with any new product candidates we may acquire; and

•	whether we elect to exercise our right to acquire Incline and the timing of that exercise, as well as any related development expenses for the IONSYS product candidate thereafter.

As of September 30, 2010, we had $50.4 million in cash and cash equivalents, a decrease of $25.5 million from $75.9 million at December 31, 2009. This decrease was primarily due to cash used in operations ($30.1 million), the upfront option fee paid to Incline ($3.5 million), payments on the purchases of property and equipment ($2.3 million) and net purchases of marketable securities ($3.3 million). These decreases were offset by the proceeds we received from our debt agreements, net of fees and principal payments ($13.2 million).

The $30.1 million of cash used in operations during the nine months ended September 30, 2010 represents a $0.3 million decrease from the $30.4 million of cash used in operations during the comparable 2009 period. Although we have incurred a larger operating loss during the current year of $7.7 million, a significant portion of this increase has been from additional non-cash charges incurred during the current year, including a $1.5 million impairment charge and an additional $2.2 million of stock-based compensation recorded during the first nine months of 2010 as compared to same period in 2009. Further, we experienced a less significant net decrease in our accounts payable and accrued liabilities during the nine months ended September 30, 2010, as compared to the same period in 2009, which favorably impacted our cash used in operations during 2010 as compared to 2009.

The $13.2 million of net proceeds we received from our debt agreements represent new borrowings of $20.0 million received in June 2010 under our new $30.0 million loan facility, partially offset by $0.4 million of fees and issuance costs. Further, as part of the new facility, we made principal payments of $6.4 million and the term loan final payment of $0.4 million under our $15.0 million loan facility to extinguish the debt as of June 30, 2010. An additional $10.0 million is now available under our new $30.0 million loan facility as a result of the FDA approval of OFIRMEV. We will make interest-only payments on the outstanding balance of the new debt agreement through July 1, 2011, and subsequently make principal and interest payments to fully amortize the balance over the subsequent 30 month term.

Our net property and equipment balance decreased $0.4 million during the nine months ended September 30, 2010, to $7.9 million, from $8.3 million at December 31, 2009. This decrease is primarily due to an impairment we recorded related to equipment we had been constructing for our planned second manufacturing line and depreciation of $0.5 million incurred during the first nine months of 2010, partially offset by purchases of capital equipment during the period to be used primarily for the commercial manufacturing of OFIRMEV.

Sources of Liquidity

Since inception, our operations have been financed primarily through the issuance of equity securities, in both public and private offerings. From our inception through September 30, 2010, we have received net proceeds of approximately $271.2 million from the sale of our preferred stock, common stock and warrants to purchase common stock. Through September 30, 2010, the sales of shares of our preferred stock, common stock and warrants were as follows:

•

from July 2004 to September 2010 (excluding our initial public offering, our February 2008 registered direct offering and our February 2009 private placement), we issued and sold a total of 2,414,645 shares of common stock to our founders, employees, directors and consultants for aggregate net proceeds of $1.1 million;

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

Additionally, in February 2006, we entered into a $7.0 million loan and security agreement with Silicon Valley Bank and Oxford Finance Corporation to provide us with growth capital. We drew down $7.0 million in June 2006 and in July 2009 we made the final payment to retire the $7.0 million obligation. In November 2007, we amended the $7.0 million loan and security agreement and entered into the Second Amendment to Loan and Security Agreement with the same parties and GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services, Inc.), to secure an additional $15.0 million loan facility. In December 2007, we drew down $15.0 million under the Second Amendment. In June 2010, we replaced the $15.0 million loan facility and secured a $30.0 million loan facility, available in two separate advances, with the same loan syndicate. The first advance of $20.0 million was made in conjunction with securing the facility in June 2010. The second advance of $10.0 million has been made available to us as a result of the FDA approval of our OFIRMEV NDA on November 2, 2010. In connection with the establishment of the $30.0 million loan facility in June 2010, we paid the outstanding balance of the $15.0 million facility in full and retired the obligation.

In connection with each loan agreement, we issued warrants to the lenders to purchase shares of our stock. As of September 30, 2010, 63,079 shares of common stock had been issued from the exercise of warrants. Further, warrants to purchase 50,331 common shares at $12.67 per share and 254,793 common shares at $7.0645 per share remained outstanding from our loan agreements.

Capital Resources

Our cash, cash equivalent and short-term investment balances are our primary source of liquidity. These capital resources and the $10.0 million now available under our existing debt agreement are the only sources currently available to us. We believe we have sufficient financial resources to fund our operations, at a minimum, through the initial launch of OFIRMEV but anticipate that we will need to raise additional capital to fully support commercialization of the product until we are able to generate sufficient cash from operations. Currently we are reviewing financing alternatives, including the sale of additional equity securities and debt financings. We have an effective universal shelf registration statement and may raise up to $100.0 million in a combination of equity and debt transactions under that registration statement. If additional financing is not available at all, or on acceptable terms, we may have to postpone, scale back or eliminate some, or all, of our commercial objectives.

Our future funding requirements will depend on many factors, including, but not limited to costs associated with our efforts to:

•	effectively commercialize OFIRMEV;

•	manufacture commercial quantities of OFIRMEV at acceptable cost levels; and

•	complete the development of our commercial organization and the supporting infrastructure required to successfully market and sell OFIRMEV.

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

We have invested a substantial portion of our available cash in money market funds placed with reputable financial institutions and debt instruments of agencies of the U.S. government, municipalities and established corporations for which credit loss is not anticipated. The capital markets have been highly volatile in recent years and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities which has made it difficult to value these types of instruments. As of September 30, 2010 our money market fund holdings did not hold auction rate securities.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2010.

Recent Accounting Pronouncements

See Note 3 to the Notes to Condensed Financial Statements in Item 1 above for further discussion of recent accounting pronouncements.

Caution on Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, includes forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Forward-looking statements discuss matters that are not historical facts, and include, but are not limited to, discussions regarding our business, regulatory and commercialization strategies, growth strategy, competition, industry, regulatory environment, economic conditions, financial condition, liquidity and capital resources and results of operations. In this Quarterly Report, for example, we make forward-looking statements regarding: our ability to successfully commercialize OFIRMEV; the market potential for OFIRMEV, and our ability to compete within the market; our ability to complete future drawdowns under our loan facility; the potential for us to ultimately acquire Incline, the anticipated strategic benefit to us of any such acquisition, and the likelihood that Incline will successfully develop and obtain regulatory approval from the FDA for IONSYS; and all financial estimates or projections related to our company. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words, “believe,” “may,” “might,” “can,” “could,” “will,” “would,”, “should,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” or similar expressions.

While we believe that the expectations reflected in this Quarterly Report are reasonable, the inclusion of any forward-looking statements should not be regarded as a representation that any of our plans will be achieved. Our actual results may differ from those anticipated in our forward looking statements as a result of various factors, including those set forth below under the caption “Part II, Item 1A — Risk Factors” and the differences may be material. These risk factors include, but are not limited to: our dependence on the success of the commercialization of OFIRMEV, our only product candidate; the potential that we will require substantial additional funding in order to effectively commercialize OFIRMEV, as well as to exercise our option to acquire Incline and obtain regulatory approval for and commercialize IONSYS, and the risk that we may not be able to raise sufficient capital when needed, or at all; the risk that delays in commercially launching OFIRMEV will enable competitors to further entrench their existing products or develop and bring new products to market before OFIRMEV; our ability to ensure adequate and continued supply of OFIRMEV to successfully launch commercial sales or meet anticipated market demand; our ability to comply with the terms of our loan agreement; the potential for an event of default under the loan agreement, and the corresponding risk of acceleration of repayment and potential foreclosure on the assets pledged to secure the line of credit; the impact of healthcare reform legislation; and other risks detailed below under Part II — Item 1A — Risk Factors and in our periodic public filings with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. All forward-looking statements are qualified in their entirety by this cautionary statement and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof. This caution is made under the safe harbor provisions of Section 21E of the Private Securities Litigation Reform Act of 1995.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our cash equivalents and short-term investments are classified as available-for-sale. As of September 30, 2010 our holdings consisted of investments in money market funds, debt obligations for the U.S. government and municipalities, and commercial paper. These investments were made in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.

We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe our cash, cash equivalents and investment securities have significant risk of default or illiquidity. We made this determination based on discussions with our investment advisors and a review of our holdings. While we believe our cash, cash equivalents and investment securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. All of our investments are held at fair value. The following table shows the fair value of our cash equivalents and investments as of September 30, 2010 (in thousands):

	Amortized Cost Basis	Fair Value
Cash equivalents	$49,500	$49,563
Available for sale instruments – Municipal and corporate debt obligations	$9,299	$9,304

Debt

The loan under our current loan and security agreement has a fixed interest rate. Consequently, we do not have significant interest rate cash flow exposure on our debt. The aggregate balance of the loans, net of the loan discount, under the agreement at September 30, 2010 was $18.6 million, and is collateralized by substantially all of our assets (excluding intellectual property). Under the terms of the agreement, we are precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and are subject to various non-financial covenants and prepayment penalties.

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

Risks Related to Our Business and Industry

Our success depends on our ability to successfully commercialize our only product, OFIRMEV™.*

Our success depends on our ability to effectively commercialize our only product, OFIRMEV, which was approved by the U.S. Food and Drug Administration, or FDA, on November 2, 2010, for the management of pain and fever in adults and children.

We plan to launch OFIRMEV in the first quarter of 2011, but our ability to effectively commercialize and generate revenues from OFIRMEV will depend on our ability to:

•	hire, train, deploy and support our sales force;

•	create market demand for OFIRMEV through our own marketing and sales activities, and any other arrangements to promote this product we may later establish;

•	obtain OFIRMEV from our third-party manufacturer in sufficient quantities and at acceptable quality and pricing levels in order to meet commercial demand at launch and thereafter;

•	implement and maintain agreements with wholesalers, distributors and group purchasing organizations on commercially reasonable terms;

•	ensure that our entire supply chain for OFIRMEV efficiently and consistently delivers OFIRMEV to our customers; and

•	maintain and defend our patent protection and obtain regulatory exclusivity for OFIRMEV.

Any failure or significant delay in the commercialization of OFIRMEV will have a substantial adverse impact on our results of operations.

We will require substantial additional funding in order to effectively commercialize OFIRMEV, and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate some or all of our commercialization activities.*

We expect our negative cash flow from operations to continue until we are able to generate significant revenues from sales of OFIRMEV. As a result, we will need to raise additional capital to:

•	fund our operations as we implement our marketing strategies, hire additional personnel, and complete the establishment of our commercial infrastructure to launch OFIRMEV;

•	purchase sufficient quantities of OFIRMEV from our contract manufacturers in preparation for the launch of this product in the first quarter of 2011;

•	continue to fund the expansion of our contract manufacturer’s capacity to produce OFIRMEV in order to meet future demand for this product; and

•	complete an additional efficacy study of OFIRMEV in pediatric patients under two years of age, as required to comply with our post-commercialization commitment to the FDA.

Our funding requirements related to the commercialization of OFIRMEV may exceed our current projections as a result of many factors, including, but not limited to:

•	our sales of OFIRMEV may be lower than expected;

•	the costs associated with our efforts to sell, market and distribute OFIRMEV, including costs associated with establishing our commercial infrastructure, may be greater than anticipated;

•	we may incur unexpected costs in order to ensure a sufficient supply of OFIRMEV from our contract manufacturer in preparation for commercialization; and

•

we may be required to file lawsuits to defend our patent rights or regulatory exclusivities from challenges by companies seeking to market generic versions of intravenous acetaminophen, including any such costs we may be required to expend if our licensors are unwilling or unable to do so.

Until we can generate a sufficient amount of revenue from sales of OFIRMEV, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash and investment balances. For example, in February 2009, we completed a private placement of common stock and warrants to purchase common stock, raising net proceeds of approximately $86.2 million, and in June 2010, we drew an initial advance of $20.0 million under our loan and security agreement with Oxford Finance Corporation, Silicon Valley Bank and GE Business Financial Services, Inc. A second advance of $10.0 million was made available to us on November 2, 2010, following the approval of OFIRMEV by the FDA.

We believe that we currently have sufficient funds to meet our projected operating requirements, at a minimum, through the initial launch of OFIRMEV. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our commercialization efforts for OFIRMEV, which could decrease sales of this product and have a material adverse effect on our financial condition, stock price and operations.

We have no manufacturing capabilities and depend entirely upon our contract manufacturer to produce OFIRMEV. If our contract manufacturer fails to meet our requirements for OFIRMEV, or fails to fully comply with GMP regulations, we may be unable to meet market demand, and may lose potential revenues.*

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, and the use of specialized processing equipment. We have no such manufacturing capabilities, so we currently rely on Baxter Healthcare Corporation, or Baxter, as the sole source for OFIRMEV under our long-term development and supply agreement with Baxter.

Baxter must comply with strictly enforced federal, state and foreign regulations, including GMP regulations. Any failure to comply with applicable regulations may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval, and would limit the availability of OFIRMEV. For example, in February 2010, we received a complete response letter from the FDA, which stated that our NDA could not be approved due to deficiencies with respect to good manufacturing practices observed during the agency’s inspection of Baxter’s facilities. Any manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation, product liability claims and litigation.

In order to meet anticipated demand for OFIRMEV, Baxter has initiated planning activities to install additional production lines, and we have ordered additional, specialized processing equipment to expand the manufacturing capacity for OFIRMEV. Major components of this processing equipment are currently available from single sources, and if this equipment is not delivered on time or at all, the manufacturing capacity for OFIRMEV may not keep pace with anticipated demand. Any termination or disruption of our relationship with Baxter may materially harm our business and financial condition, and delay our commercialization efforts with respect to OFIRMEV.

We also currently rely upon a single source for the manufacture of the active pharmaceutical ingredient, or API, for OFIRMEV, as well as for other critical components of OFIRMEV. We have recently entered into a supply agreement for the commercial supply of the API. The process of changing or adding a new manufacturer or critical component supplier may require additional testing and prior FDA approval and may be expensive and time-consuming. If we are unable to manage such changes effectively, we could face supply disruptions that could result in significant costs and delays, damage to our reputation or commercial prospects and cause us to lose potential revenues.

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

We are building our own sales and marketing capabilities in order to market OFIRMEV directly to physicians, nurses, hospitals, group purchasing organizations and other customers, and will continue to incur significant expenses associated with the recruitment, training and compensation of our sales representatives. We expect that the annual sales force cost associated with each of our sales representatives will be approximately $300,000, but it could be significantly more. The development of our hospital-focused sales, marketing and distribution infrastructure for our domestic operations will continue to be expensive and time consuming, there may be unforeseen costs and expenses or time-delays associated with such activities, and, if not completed on time, could delay the launch of OFIRMEV or otherwise negatively impact our commercialization efforts. If we are not successful in attracting or retaining a full complement of qualified sales and marketing personnel in time for the launch of OFIRMEV, we may not achieve our initial sales objectives. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate any product revenue, may experience increased expenses, and may never become profitable.

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

Competitors may seek to develop alternative formulations of intravenous acetaminophen for our targeted indications that do not directly infringe on our in-licensed patent rights. The commercial opportunity for OFIRMEV could be significantly harmed if competitors are able to develop alternative formulations outside the scope of our in-licensed patents. In addition, we are aware of several third-party U.S. and Canadian patents and patent applications covering various potential injectable formulations of acetaminophen, including intravenous formulations, as well as methods of making and using these potential formulations. Compared to us, many of our potential competitors have substantially greater:

•	capital resources;

•	research development resources, including personnel and technology;

•	clinical trial experience;

•	regulatory experience;

•	expertise in prosecution of intellectual property rights; and

•	manufacturing, distribution and sales and marketing experience.

As a result of these factors, our competitors may be able to commercialize their products more rapidly than we are able to or may obtain patent protection or other intellectual property rights that limit our ability to commercialize OFIRMEV. Our competitors may also develop drugs that are more effective, useful and less costly than ours and may be more successful than us in manufacturing and marketing their products. We expect to face similar competition in our efforts to identify appropriate collaborators or partners to help commercialize OFIRMEV in Canada.

If OFIRMEV does not achieve broad market acceptance, the revenues that we generate from its sales will be limited.

The commercial success of OFIRMEV will depend upon its acceptance by the medical community, our ability to ensure that the drug is included in hospital formularies, and coverage and reimbursement for OFIRMEV by third-party payors, including government payors. The degree of market acceptance of OFIRMEV or any other product candidate we may license or acquire will depend on a number of factors, including:

•	limitations or warnings contained in the product’s FDA-approved labeling;

•

changes in the standard of care for the targeted indications for our product candidates, which could reduce the marketing impact of any superiority claims that we could make following FDA approval; and

•	potential advantages over, and availability of, alternative treatments, including, in the case of OFIRMEV, a number of products already used to treat pain or fever in the hospital setting.

Our ability to effectively promote and sell OFIRMEV and any other product candidates we may license or acquire in the hospital marketplace will also depend on pricing and cost effectiveness, including our ability to produce a product at a competitive price and achieve acceptance of the product onto hospital formularies, as well as our ability to obtain sufficient third-party coverage or reimbursement. Although we expect OFIRMEV to be priced between $8 and $10 per dose, this pricing could change and we cannot be sure certain that our pricing will lead to market acceptance. Since many hospitals are members of group purchasing organizations, which leverage the purchasing power of a group of entities to obtain discounts based on the collective buying power of the group, our ability to attract customers in the hospital marketplace will also depend on our ability to effectively promote OFIRMEV and any other product candidate to group purchasing organizations. We will also need to demonstrate acceptable evidence of safety and efficacy, as well as relative convenience and ease of administration. Market acceptance could be further limited depending on the prevalence and severity of any expected or unexpected adverse side effects associated with our product candidates. If OFIRMEV, or any of our other product candidates that are approved, do not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue from these products, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of OFIRMEV or any other product candidates may require significant resources and may never be successful.

We will rely on third parties to perform many essential services for OFIRMEV and any other products that we commercialize, including services related to warehousing and inventory control, distribution, customer service, accounts receivable management, cash collection and adverse event reporting, and if such third parties fail to perform as expected or to comply with legal and regulatory requirements, our efforts to commercialize OFIRMEV or any other products may be significantly impacted and we may be subject to regulatory sanctions.

We have retained third-party service providers to perform a variety of functions related to the sale and distribution of OFIRMEV, key aspects of which will be out of our direct control. These service providers will provide key services related to warehousing and inventory control, distribution, customer service, accounts receivable management and cash collection, and, as a result, most of our inventory will be stored at a single warehouse maintained by one such service provider. We will substantially rely on this provider as well as other third-party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired. In addition, we have engaged third parties to perform various other services for us relating to adverse event reporting, safety database management, fulfillment of requests for medical information regarding OFIRMEV and related services. If the quality or accuracy of the data maintained by these service providers is insufficient, we could be subject to regulatory sanctions.

Although OFIRMEV has received regulatory approval from the FDA, it will remain subject to substantial, ongoing regulatory requirements.*

OFIRMEV will remain subject to ongoing FDA requirements with respect to the manufacturing, labeling, packaging, storage, distribution, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. The FDA has the authority to regulate the claims we make in marketing OFIRMEV to ensure that such claims are true, not misleading, supported by scientific evidence and consistent with the approved label for the drug. In addition, the discovery of previously unknown problems with OFIRMEV, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, may result in the imposition of additional restrictions, including withdrawal of the product from the market.

For example, as a condition of the approval of OFIRMEV, we are required to complete a clinical trial assessing the efficacy of OFIRMEV in children under 2 years of age, and to submit the final results of this clinical trial to the FDA. Depending on the outcome of this study, the indications for OFIRMEV may be limited or we may be required to include specific warnings or limitations on dosing this product, which could negatively impact our sales of OFIRMEV.

We have implemented a comprehensive compliance program and related infrastructure, but we cannot provide absolute assurance that we are or will be in compliance with all potentially applicable laws and regulations. If our operations in relation to OFIRMEV fail to comply with applicable regulatory requirements, the FDA or other regulatory agencies may:

•	issue warning letters or untitled letters;

•	impose consent decrees, which may include the imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•	impose fines other civil or criminal penalties;

•	suspend regulatory approval;

•	suspend any ongoing clinical trials;

•	refuse to approve pending applications or supplements to approved applications filed by us;

•	impose restrictions on operations, including costly new manufacturing requirements;

•	exclude us from participating in U.S. federal healthcare programs, including Medicaid or Medicare; or

•	seize or detain products or require a product recall.

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

Managed care organizations are increasingly challenging the prices charged for medical products and services and, in some cases, imposing restrictions on the coverage of particular drugs. Many managed care organizations negotiate the price of medical services and products and develop formularies which establish pricing and reimbursement levels. Exclusion of a product from a formulary can lead to its sharply reduced usage in the managed care organization’s patient population. The process for obtaining coverage can be lengthy and costly, and we expect that it could take several months before a particular payor initially reviews our product and makes a decision with respect to coverage. For example, third-party payors may require cost-benefit analysis data from us in order to demonstrate the cost-effectiveness of OFIRMEV or any other product we might bring to market. For any individual third-party payor, we may not be able to provide data sufficient to gain reimbursement on a similar or preferred basis to competitive products, or at all.

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

We may never receive approval outside of the U.S. to commercialize OFIRMEV or any other product candidates we may acquire.

Our rights to OFIRMEV include Canada, as well as the U.S. In order to market OFIRMEV and any other product candidates we may acquire in Canada or other jurisdictions outside of the U.S., we must comply with numerous and varying regulatory requirements of other countries regarding non-clinical testing, manufacturing, clinical safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the U.S. As described above, such effects include the risks that OFIRMEV and any other products may not be approved for all indications requested, which could limit the uses of our products and have an adverse effect on product sales and potential royalties, and that any regulatory approvals we may obtain may be subject to limitations on the indicated uses for which our products may be marketed or require us to perform costly, post-marketing follow-up studies.

Public concern regarding the safety of drug products such as OFIRMEV could, result in new requirements from regulatory agencies to include unfavorable information in our labeling, or require us to undertake other activities that may entail additional costs.*

In light of widely publicized events concerning the safety risk of certain drug products, the FDA, members of Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and the establishment of risk management programs that may, for example, restrict distribution of drug products after approval. The Food and Drug Administration Amendments Act of 2007, or FDAAA, grants significant expanded authority to the FDA, much of which is aimed at improving the safety of drug products before and after approval. In particular, the new law authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information and require risk evaluation and mitigation strategies for certain drugs, including certain currently approved drugs. It also significantly expands the federal government’s clinical trial registry and results databank, which we expect will result in significantly increased government oversight of clinical trials. Under the FDAAA, companies that violate these and other provisions of the new law are subject to substantial civil monetary penalties, among other regulatory, civil and criminal penalties. Data from clinical trials may receive greater scrutiny, particularly with respect to safety, which may make the FDA or other regulatory authorities more likely to require additional preclinical studies or clinical trials.

If the government or third-party payors fail to provide coverage and adequate coverage and payment rates for OFIRMEV or any future products we may license or acquire, if any, or if hospitals choose to use therapies that are less expensive, our revenue and prospects for profitability will be limited.

In both domestic and foreign markets, our anticipated sales of OFIRMEV or any future products will depend in part upon the availability of coverage and reimbursement from third-party payors. Such third-party payors include government health programs such as Medicare, managed care providers, private health insurers and other organizations. In particular, many U.S. hospitals receive a fixed reimbursement amount per procedure for certain surgeries and other treatment therapies they perform. Because this amount may not be based on the actual expenses the hospital incurs, hospitals may choose to use therapies which are less expensive when compared to our product candidates. Accordingly, OFIRMEV or any other product candidates that we may in-license or acquire, if approved, will face competition from other therapies and drugs for these limited hospital financial resources. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to the satisfaction of hospitals, other target customers and their third-party payors. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

Governments continue to propose and pass legislation designed to reduce the cost of healthcare. In some foreign markets, such as Canada, the government controls the pricing of prescription pharmaceuticals. In these countries, pricing negotiated with governmental authorities can take six to 12 months or longer after the receipt of regulatory marketing approval for a product. In the U.S., we expect that there will be an increase in federal and state proposals to implement pricing controls for prescription drugs, and new legislation and regulations affecting the pricing of pharmaceuticals might change before our product candidates are approved for marketing. For example, the U.S. Congress is considering a number of legislative and regulatory proposals with an objective of ultimately reducing healthcare costs. Legislative and regulatory actions under consideration in the U.S. include health care reform initiatives that could significantly alter the market for pharmaceuticals (such as private health insurance expansion, the creation of competing public health insurance plans, a variety of proposals that would reduce government expenditures for prescription drugs to help finance healthcare reform, or the eventual transition of the U.S. multiple payer system to a single payer system). Other actions under consideration include proposals for government intervention in pharmaceutical pricing, changes in government reimbursement, an accelerated approval process for “follow-on” biologics, legalization of commercial drug importation into the U.S., and involuntary approval of medicines for over-the-counter, or OTC, use. Such legislation could result in the exclusion of OFIRMEV and any other product candidates we may license or acquire from coverage and reimbursement programs, or lower the prices we would receive for our product candidates. Our revenues from the sale of OFIRMEV or any other approved products could be significantly reduced as a result of these cost containment measures and reforms, which would negatively impact our profitability.

If we breach any of the agreements under which we license rights to OFIRMEV from others, we could lose the ability to continue to develop and commercialize this product candidate.

In March 2006, we entered into an exclusive license agreement with BMS relating to OFIRMEV for the U.S. and Canada. Because we have in-licensed the rights to this product candidate from a third party, if there is any dispute between us and our licensor regarding our rights under our license agreement, our ability to commercialize this product candidate may be adversely affected. Any uncured, material breach under our license agreement could result in our loss of exclusive rights to OFIRMEV and may lead to a complete termination of our related commercialization efforts.

If BMS breaches the underlying agreement under which we sublicense the rights to OFIRMEV, we could lose the ability to develop and commercialize this product candidate.

Our license for OFIRMEV is subject to the terms and conditions of a license from SCR Pharmatop to BMS, under which BMS originally licensed the intellectual property rights covering OFIRMEV. If BMS materially breaches the terms or conditions of this underlying license from SCR Pharmatop, and neither BMS nor we adequately cure that breach, or BMS and SCR Pharmatop otherwise become involved in a dispute, the breach by BMS or disputes with SCR Pharmatop could result in a loss of, or other material adverse impact on, our rights under our license agreement with BMS. While we would expect to exercise all reasonable rights and remedies available to us, including seeking to cure any breach by BMS, and otherwise seek to preserve our rights under the patents licensed by SCR Pharmatop, we may not be able to do so in a timely manner, at an acceptable cost or at all. Any uncured, material breach under the license from SCR Pharmatop to BMS could result in our loss of exclusive rights to OFIRMEV and may lead to a complete termination of our commercialization efforts for OFIRMEV.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of September 30, 2010, we had 83 employees. The commercialization of OFIRMEV will require that we substantially expand our managerial, commercial, financial and other personnel resources. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth, and we may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

•

complete the hiring and training of an effective commercial organization in anticipation of the commercialization of OFIRMEV, and establish appropriate systems, policies and infrastructure to support that organization;

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

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for OFIRMEV or other product candidates we may license or acquire and may have to limit their commercialization.*

The use of OFIRMEV and any other product candidates we may license or acquire in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers or others using, administering or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates;

•	loss of revenues;

•	impairment of our business reputation;

•	costs of related litigation;

•	substantial monetary awards to patients or other claimants;

•	significant distraction of our scientific and management personnel who may be involved in our efforts to defend against such claims; and

•	the inability to commercialize our product candidates.

Although we currently have product liability insurance coverage for our clinical trials and intend to have commercial product liability coverage in place prior to the first commercial sale of OFIRMEV, insurance coverage is becoming increasingly expensive and we may be unable to obtain commercially reasonable product liability insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. Any commercial product liability insurance coverage we may obtain may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our drug development programs. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability and the commercialization of OFIRMEV may be delayed.

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

Our third-party manufacturer’s activities and, to a lesser extent, our own activities involve the controlled storage, use and disposal of hazardous materials, including the components of OFIRMEV and other hazardous compounds. We and our manufacturer are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. Although we believe that the safety procedures for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, state or federal authorities may curtail our use of these materials and interrupt our business operations.

We may not be able to exercise our recently obtained option to acquire Incline and, even if we are able to, we may fail to realize the anticipated benefits of the transaction.

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

The number of patents and patent applications covering products in the same field as OFIRMEV indicates that competitors have sought to develop and may seek to market competing formulations that may not be covered by our licensed patents and patent applications. In addition, while a notice of allowance by the Canadian Patent Office was recently issued with respect to one of the patent applications that we have in-licensed for Canada, another is currently being examined, and may ultimately issue with claims that cover less than the corresponding in-licensed U.S. patents, or simply not issue at all. The commercial opportunity for OFIRMEV could be significantly harmed if competitors are able to develop an alternative formulation of acetaminophen outside the scope of our in-licensed patents.

One or more third parties may challenge the patents covering OFIRMEV, which could result in the invalidation or unenforceability of some or all of the relevant patent claims. For example, if a third party files an Abbreviated New Drug Application, or ANDA, for a generic drug product containing acetaminophen and relies in whole or in part on studies conducted by or for us, the third party will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA’s Orange Book with respect to our NDA for OFIRMEV; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third-party’s generic drug product. A certification that the new product will not infringe the Orange Book-listed patents for OFIRMEV, or that such patents are invalid, is called a paragraph IV certification. If the third party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third-party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third-party’s ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third party, or such shorter or longer period as the court may order because either party to the action failed to reasonably cooperate in expediting the action. If we do not file a patent infringement lawsuit within the required 45-day period, the third-party’s ANDA will not be subject to the 30-month stay. Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could adversely impact our ability to prevent third parties from competing with our products.

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

We are a development stage company with a limited operating history. We have focused primarily on in-licensing and developing OFIRMEV and our former product candidate, omiganan pentahydrochloride, with the goal of supporting regulatory approval for these product candidates. We have incurred losses in each year since our inception in May 2004, including net losses of $45.5 million, $57.1 million and $51.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of September 30, 2010, we had an accumulated deficit of $254.9 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. For example, our development expenses decreased in 2009 due to the completion of our clinical development program for OFIRMEV, and the discontinuation of our development program for our omiganan pentahydrochloride product candidate. However, we incurred increased pre-commercialization expenses during 2009 as we prepared for the potential market launch of OFIRMEV, and we expect to incur significant sales, marketing and outsourced manufacturing expenses, as well as expenses related to the commercialization of this product. As a result, we expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We currently have no source of revenue and may never be profitable.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue, and we do not know when, or if, we will generate any revenue. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	effectively commercialize OFIRMEV;

•	obtain regulatory approval for any other product candidates that we may license or acquire;

•	manufacture commercial quantities of OFIRMEV at acceptable cost levels; and

•	complete the development of our commercial organization and the supporting infrastructure required to successfully market and sell OFIRMEV.

We anticipate incurring significant costs associated with our efforts to commercialize OFIRMEV. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.

Our short operating history makes it difficult to evaluate our business and prospects.

We were incorporated in May 2004 and have only been conducting operations with respect to OFIRMEV since March 2006 and our discontinued omiganan pentahydrochloride product candidate since July 2004. Our operations to date have been limited to organizing and staffing our company, in-licensing and conducting product development activities, including clinical trials and manufacturing development activities, for OFIRMEV and omiganan pentahydrochloride. Further, in 2009 we began to establish our commercial infrastructure for OFIRMEV. We have not yet demonstrated an ability to successfully commercialize a product candidate. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully commercializing pharmaceutical products.

Our quarterly operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•

our ability to complete the establishment of our necessary commercial infrastructure to launch OFIRMEV without substantial delays, including hiring sales and marketing personnel and implementing agreements with third parties for warehousing, distribution, cash collection and related commercial activities;

•	our execution of other collaborative, licensing or similar arrangements and the timing of payments we may make or receive under these arrangements;

•	variations in the level of expenses related to our development programs for any future product candidates;

•	any product liability or intellectual property infringement lawsuits in which we may become involved;

•	regulatory developments affecting OFIRMEV or the product candidates of our competitors; and

•	the level of underlying hospital demand for OFIRMEV and wholesalers’ buying patterns.

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

To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. If we raise additional funds through licensing arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. For example, in February 2006, we entered into a $7.0 million loan and security agreement with Silicon Valley Bank and Oxford Finance Corporation, and in December 2007, we amended this agreement and secured an additional $15.0 million loan from the same parties and GE Business Financial Services Inc. In June 2010, we replaced our loan facility with a new loan of up to $30.0 million from the same loan syndicate. We drew the first advance of $20.0 million under this loan in June, 2010, and the second advance of $10.0 million was made available to us on November 2, 2010, upon FDA approval of OFIRMEV.

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

The trading prices for our common stock during the 52 weeks ending September 30, 2010 ranged from a high of $11.76 to a low of $6.29. The market price of our common stock is likely to continue to be highly volatile and may fluctuate substantially due to many factors, including:

•	announcements concerning the progress of our efforts to commercialize OFIRMEV, including any delays in launching this product candidate;

•	market conditions in the pharmaceutical and biotechnology sectors or the economy as a whole;

•	price and volume fluctuations in the overall stock market;

•	the failure of OFIRMEV to achieve commercial success;

•	announcements of the introduction of new products by us or our competitors;

•	the filing of any ANDAs relating to OFIRMEV and any challenges to our patents and other intellectual property rights;

•	developments concerning product development results or intellectual property rights of others;

•	litigation or public concern about the safety of our potential products;

•	actual fluctuations in our quarterly operating results, and concerns by investors that such fluctuations may occur in the future;

•	deviations in our operating results from the estimates of securities analysts or other analyst comments;

•	additions or departures of key personnel;

•	health care reform legislation, including measures directed at controlling the pricing of pharmaceutical products, and third-party coverage and reimbursement policies;

•	developments concerning current or future strategic collaborations; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

As of September 30, 2010, our executive officers and directors and their affiliates together controlled approximately 50.4% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets, and might affect the prevailing market price of our common stock.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

•	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;

•	a prohibition on stockholder action through written consent;

•	a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the president or by a majority of the total number of directors;

•	advance notice requirements for stockholder proposals and nominations;

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

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

CADENCE PHARMACEUTICALS, INC.

Dated: November 5, 2010	By:	/s/ WILLIAM R. LARUE
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