Form 10-Q
period 2011-03-31
CADENCE PHARMACEUTICALS INC
filed 2011-05-05
CIK 1333248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

As of April 30, 2011, there were 63,344,716 shares of the registrant’s Common Stock outstanding.

CADENCE PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CADENCE PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$73,215	$112,175
Investments in marketable securities	35,800	21,966
Restricted cash	450	150
Accounts receivable, net	818	-
Inventory	3,384	485
Prepaid expenses	1,098	1,232
Other current assets	54	36

Total current assets	114,819	136,044
Property and equipment, net	9,451	8,986
Intangible assets, net	14,440	15,000
Restricted cash	190	190
Other assets	3,487	3,566

Total assets	$142,387	$163,786

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,830	$3,416
Accrued liabilities	5,334	7,286
Deferred revenue	439	-
Current debt, less discount of $429 and $429, respectively	6,792	4,023

Total current liabilities	17,395	14,725
Long-term debt, less current portion and discount of $736 and $894, respectively	22,043	24,654
Other liabilities	484	447

Total liabilities	39,922	39,826

Commitments and contingencies (Note 11)

Stockholders’ equity :
Common stock, $0.0001 par value; 100,000,000 shares authorized, 63,334,716 shares and 63,107,361 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	6	6
Additional paid-in capital	400,494	397,616
Accumulated other comprehensive income	(1)	-
Deficit accumulated during the development stage	(298,034)	(273,662)

Total stockholders’ equity	102,465	123,960

Total liabilities and stockholders’ equity	$142,387	$163,786

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenue:
Net product revenue	$350	$-

Net revenue	350	-

Costs and expenses:
Cost of sales	289	-
Amortization of patent license	560	-
Research and development	2,746	4,231
Selling, general and administrative	19,978	9,516
Other	-	12

Total costs and expenses	23,573	13,759

Loss from operations	(23,223)	(13,759)

Other (expense) income:
Interest income	42	24
Interest expense	(1,190)	(184)
Other expense	(1)	-

Total other expense, net	(1,149)	(160)

Net loss	$(24,372)	$(13,919)

Basic and diluted net loss per share(1)	$(0.39)	$(0.28)

Shares used to compute basic and diluted net loss per share(1)	63,184	50,509

(1)

As a result of the issuance of 12,500 shares of common stock pursuant to a public offering in the fourth quarter of 2010, there is a lack of comparability in the per share amounts between the periods presented. Please see Note 4 of the Notes to Financial statements for further discussion.

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net loss	$(24,372)	$(13,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	398	158
Loss on disposal of assets	-	12
Stock-based compensation	2,274	2,994
Non-cash interest expense	80	5
Amortization of intangible assets	560	-
Amortization of discount on note payable	158	43
Amortization of premiums on available-for-sale securities, net of accretion of discounts	7	31
Changes in operating assets and liabilities:
Accounts receivable	(818)	-
Inventory	(2,899)	-
Prepaid expenses and other current assets	106	195
Accounts payable	842	(548)
Deferred revenue	439	-
Accrued liabilities and other liabilities	(1,804)	(977)

Net cash used in operating activities	(25,029)	(12,006)

Investing activities
Purchases of marketable securities	(23,283)	-
Maturities of marketable securities	9,451	6,000
Restricted cash	(300)	-
Purchases of property and equipment	(404)	(680)

Net cash (used in) provided by investing activities	(14,536)	5,320

Financing activities
Proceeds from issuance of common stock, net	605	72
Payments under debt agreements	-	(1,541)

Net cash provided by (used in) financing activities	605	(1,469)

Net decrease in cash and cash equivalents	(38,960)	(8,155)
Cash and cash equivalents at beginning of period	112,175	75,859

Cash and cash equivalents at end of period	$73,215	$67,704

Supplemental disclosures
Property and equipment purchases in accounts payable and accrued expenses	$830	$1,181
Unrealized losson investment securities	$(1)	$-
Cash paid for interest and fees	$819	$114

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	The Company

Cadence Pharmaceuticals, Inc. (the “Company”) was incorporated in the state of Delaware in May 2004. The Company is a biopharmaceutical company focused on in-licensing, developing and commercializing proprietary product candidates principally for use in the hospital setting. In March 2006, the Company in-licensed the exclusive U.S. and Canadian rights to OFIRMEV®, an intravenous formulation of acetaminophen, from Bristol-Myers Squibb Company (“BMS”). In November 2010, the Food and Drug Administration (“FDA”) approved the Company’s New Drug Application (“NDA”) for OFIRMEV for the management of mild to moderate pain, moderate to severe pain with adjunctive opioid analgesics, and the reduction of fever in adults and children two years of age and older. In January 2011, the Company commenced commercial sales of the product in the U.S., and therefore it is no longer considered a development stage company.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. In the opinion of the Company’s management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair presentation of the results of the interim periods presented have been included. These condensed financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2010, as included in the Company’s 2010 Annual Report on Form 10-K filed with the SEC on March 4, 2011.

Reclassifications

The Company has reclassified certain prior period amounts to conform to the current period presentation. Specifically, it has consolidated its sales and marketing expense and its general and administrative expense into a single selling, general and administrative expense category. This reclassification had no impact on the net loss from operations or stockholders’ equity as previously reported.

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence that an arrangement exists, title has passed, collection is reasonably assured and the price is fixed or determinable. It sells OFIRMEV mostly to wholesalers who in-turn sell the product to hospitals. Sales to wholesalers provide for selling prices that are fixed on the date of sale, although the Company offers certain discounts to group purchasing organizations. The wholesalers take title to the product, bear the risk of loss of ownership, and have economic substance to the inventory. Further, the Company has no significant obligations for future performance to generate pull-through sales, however it does allow wholesalers to return product that is damaged or received in error. In addition, the Company allows for product to be returned beginning six months prior to, and ending twelve months following, product expiration. As OFIRMEV is the Company’s first and only commercially available product, it does not believe it has sufficient sales and returns history at this time to accurately predict product returns from our wholesaler distribution channel. Therefore, the Company will recognize revenue when the wholesalers sell OFIRMEV to hospitals or other end-user customers, until the point at which it has obtained sufficient history to accurately estimate returns from the wholesalers. Shipments of product that are not recognized as revenue are treated as deferred revenue until evidence exists to confirm that pull-through sales to hospitals or other end-user customers have occurred.

At the time the Company recognizes revenue, it also records certain sales reserves and allowances as a reduction of gross revenue. These reserves and allowances include a prompt payment reserve, a product return reserve, a group purchasing discount and chargeback reserve, and an allowance for bad debts. The prompt payment reserve is based upon cash discounts the Company offers certain wholesalers as an incentive to meet certain payment terms. It accounts for these cash discounts at the time the sale is made to the wholesalers and reduces its accounts receivable accordingly. The group purchasing discount and chargeback reserve is based upon contracted discounts the Company provides to certain purchasing groups. The Company estimates the sales through its wholesalers to these organizations and accrues for the chargebacks it anticipates from its wholesalers for the difference between the current retail price and reduced price paid by these organizations. A group purchasing organization fee the Company incurs for these transactions is also recorded at the time of sale. The return reserve and allowance for bad debt is based on management’s best estimate of the sales recorded during the period that are anticipated to be returned or that will be uncollectable.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

Stock-Based Compensation

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

	Three Months Ended March 31,
	2011	2010
Risk free interest rates	2.2%	2.8%
Expected life in years	6.3 years	5.9 years
Expected dividend yield	0.0%	0.0%
Expected volatility	73.9%	76.8%

Restricted stock units. Restricted stock units (“RSUs”) are valued based on the fair market value of the Company’s stock on the date of grant.

Compensation expense for all stock-based payment awards is recognized using the straight-line method. Stock-based compensation expense recognized during the period is based on the value of the portion of awards that is ultimately expected to vest. Hence, the gross expense is reduced for estimated forfeitures and adjusted for the probability of achieving performance criteria. If awards are forfeited prior to vesting, all previous expense recognized for unvested awards is recovered during the period in which the forfeiture occurs.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of sales	$56	$-
Research and development	608	980
Selling, general and administrative	1,610	2,014

Total stock-based compensation expense included in loss from operations	$2,274	$2,994

Fair Value Reporting

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, restricted cash, trade receivables and payables, an option purchase right, equity securities of an unconsolidated privately-held entity, accrued liabilities and long-term debt. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The Company’s option purchase right and equity securities of an unconsolidated privately-held entity have been initially valued based upon the transaction price under the cost method of accounting. These assets are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The fair value of marketable securities is based upon market prices quoted on the last day of the fiscal period.

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

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table presents further detail of the financial instruments carried at fair value on the Company’s balance sheet as of March 31, 2011. The table does not include assets and liabilities which are measured at historical cost or on any basis other than fair value (in thousands):

Description	Balance at	Fair Value Measurements as of March 31, 2011
	March 31, 2011	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$57,739	$57,739	$-	$-
Debt instruments – Corporate debt obligations	15,048	-	15,048	-
Investments in marketable securities – short-term:
Debt instruments – Municipal debt obligations	13,065	-	13,065	-
Debt instruments – Corporate debt obligations	21,735	-	21,735	-
Certificates of deposit	1,000	-	1,000	-

Assets at fair value	$108,587	$57,739	$50,848	$-

The Company’s level 2 financial instruments are valued using market prices on less active markets. These valuations use pricing models that vary by asset class, incorporating such data as available trade information for similar securities, expected cash flows and credit information.

3.	Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 is intended to address diversity in practice regarding pro forma revenue and earnings disclosure requirements for business combinations. This guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 affects any public entity, as defined by Accounting Standards Codification (“ASC”) Topic 805, that enters into business combinations that are material on an individual or aggregate basis. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2010. The Company adopted the provisions of this guidance on January 1, 2011, which had no impact on its financial statements.

Also in December 2010, the FASB issued ASU No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 amends ASC Topic 350 and affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. Under this guidance, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years beginning after December 15, 2010 and early adoption is not permitted. The Company adopted the provisions of this guidance on January 1, 2011, which had no impact on its financial statements.

Additionally, the FASB issued ASU No. 2010-27, Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers, in December 2010. ASU 2010-27 addresses questions concerning how pharmaceutical manufacturers should recognize and classify in their income statement fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act. Under this guidance, the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred costs that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The Company adopted the provisions of this guidance on January 1, 2011, which had no impact on its financial statements.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

4.	Net Loss Per Share

Net loss per share is presented as basic and diluted net loss per share. Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options, restricted stock units and warrants are considered to be common stock equivalents, however they are not included in the calculations of diluted net loss per share as their effect is anti-dilutive. Additionally, the restricted stock units outstanding during the three months ended March 31, 2011 and 2010, were excluded from the basic net loss calculation as these units do not include dividend rights and therefore are not considered to be participating securities.

The actual net loss per share amounts for the three months ending March 31, 2011 and 2010 were computed based on the weighted average shares of common stock outstanding during the respective periods. The net loss per share for the three months ended March 31, 2011 includes the effect of the 12,500,000 common shares issued pursuant to a public offering in the fourth quarter of 2010. As a result of the issuance of these common shares, there is a lack of comparability in the basic and diluted net loss per share amounts for the three month periods presented.

The following is a reconciliation of the basic and diluted shares for the periods presented (in thousands):

	Three Months Ended March 31,
	2011	2010
Shares for basic and dilutive net loss per share:
Weighted average common shares outstanding	63,184	50,513
Weighted average unvested common shares subject to repurchase	-	(4)

Denominator for basic and diluted earnings per share	63,184	50,509

At March 31, 2011 and 2010, stock options, restricted stock units, and warrants totaling 14,864,000 and 12,999,000 shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

5.	Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Components of comprehensive income (loss) include foreign currency translation adjustments and unrealized gains and losses on the changes in fair value of investments. These components are added, net of their related tax effect, to the reported net income (loss) to arrive at comprehensive income (loss). The components of other comprehensive loss for the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(24,372)	$(13,919)

Other comprehensive income (loss):
Net unrealized loss on available-for-sale investments	(1)	-

Comprehensive loss	$(24,373)	$(13,919)

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.	Inventory

Inventories, stated at the lower of cost or market, consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Inventory:
Raw material	$72	$68
Finished goods	3,312	417

Total	$3,384	$485

7.	Property and Equipment

Property and equipment for operations were as follows (in thousands):

	March 31, 2011	December 31, 2010
Property and equipment:
Manufacturing equipment	$4,016	$4,016
Leasehold improvements	1,610	1,610
Computer equipment and software	1,484	1,505
Furniture and fixtures	455	455
Construction-in-process	4,657	3,813

	12,222	11,399
Less accumulated depreciation	(2,771)	(2,413)

Total	$9,451	$8,986

For the three months ended March 31, 2011 and 2010, the Company incurred depreciation expense of $398,000 and $158,000, respectively.

8.	Investments in Marketable Securities

The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

At March 31, 2011	Amortized Cost Basis	Other-than- temporary Impairments	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
Debt instruments – Municipal debt obligations	$13,065	$-	$-	$-	$13,065
Debt instruments – Corporate debt obligations	36,784	$-	$-	$(1)	36,783
Certificates of deposit	1,000	$-	$-	$-	1,000

	$50,849	$-	$-	$(1)	$50,848

At December 31, 2010	Amortized Cost Basis	Other-than- temporary Impairments	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
Debt instruments – Municipal debt obligations	$15,466	$-	$-	$-	$15,466
Debt instruments – Corporate debt obligations	5,500	$-	$-	$-	5,500
Certificates of deposit	1,000	$-	$-	$-	1,000

	$21,966	$-	$-	$-	$21,966

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

Investments by contractual maturity are as follows (in thousands):

	March 31, 2011		December 31, 2010
	Cost	Fair Value	Cost	Fair Value
Due or callable in one year or less	$50,849	$50,848	$21,966	$21,966
Due after one year	$-	$-	$-	$-

9.	Investment in Incline

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

In consideration for the option, the Company paid Incline a $3,500,000 upfront option fee and will pay Incline a second $3,500,000 fee upon Incline receiving the second tranche of its Series A financing if the Company has not yet exercised its option to acquire Incline. During the first option period, the Company may acquire Incline for an amount not to exceed $135,000,000. During the second option period, the Company may acquire Incline for an amount not to exceed $228,000,000, plus payment of an additional amount not to exceed $57,000,000 upon FDA approval of IONSYS. The Company has notified Incline that it has decided not to exercise its option to acquire Incline during the first option period, but it retains the right to acquire Incline during the second option period.

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

The Company has determined that Incline is a variable interest entity (“VIE”). However, because it will not absorb a disproportionate amount of Incline’s expected losses or receive a disproportionate amount of Incline’s expected residual returns, the Company is not the primary beneficiary of this entity at this time. Further, Cadence will have no oversight of the day-to-day operations of Incline, nor does it have sufficient rights or voting representation to influence the operating or financial decisions of Incline. Additionally, the Company was not a founder of Incline and has no additional equity or funding requirements in future financings or otherwise. Therefore, the Company is not required to consolidate Incline into its financial statements. This consolidation status could change in the future if the option agreement is exercised, or if other changes occur in the relationship between the Company and Incline. Frazier Healthcare VI, L.P. owns approximately 22.1% of Incline’s Series A Preferred Stock. Alan D. Frazier, one of the Company’s directors, has an ownership interest in Frazier Healthcare VI, L.P., and is a member of the general partner of the entity that serves as general partner of Frazier Healthcare VI, L.P.

In consideration of the Company’s expenditure of funds in connection with conducting due diligence on IONSYS, the Company received $500,000 of Incline Series A preferred stock, or 500,000 shares, on terms generally consistent with Incline’s other Series A preferred stock investors. The Company valued the transaction using the cost method, assigning $500,000 to the preferred stock and $3,000,000 to the option. Under the cost method, the fair value of the investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. As of March 31, 2011, the Company was not aware of any such adverse effects. As a result, no fair value estimate has been prepared with respect to this investment as the costs associated with an independent evaluation would be excessive and the available information on which to base such an assessment is both limited and highly subjective. Both assets are recorded as other long-term assets on the Company’s balance sheet at March 31, 2011 and December 31, 2010, respectively.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

10.	Loan and Security Agreement

In June 2010, the Company entered into an Amended and Restated Loan and Security Agreement (the “Restated Agreement”) with Oxford Finance Corporation, Silicon Valley Bank and GE Business Financial Services Inc. (collectively, the “lenders”). The Restated Agreement amended and restated a previous agreement with the lenders and provided the Company with a new $30,000,000 growth capital loan facility, available to the Company in two advances. The first advance of $20,000,000 was made in conjunction with securing the facility in June 2010 at a fixed interest rate of 11.33%. The second advance of $10,000,000 was made available upon approval by the FDA of OFIRMEV and was drawn in November 2010 at a fixed interest rate of 10.08%. The Company paid an upfront fee of $300,000 and reimbursed the lenders for their expenses incurred in initiating the loan. The Company will also be required to make a growth capital final payment of $1,800,000 at the termination of the Restated Agreement. Further warrants, as described below, were issued as part of the transaction.

In connection with the establishment of the $30,000,000 facility, the outstanding balance of the Company’s previous $15,000,000 facility was paid in full, including accrued interest, and a $375,000 term loan final payment. Upon the repayment of the $15,000,000 facility, the Company recorded a charge of approximately $145,000 in the second quarter of 2010 to (i) fully amortize the balance of the loan discount and related issuance costs and (ii) fully accrue the term loan final payment. The Company will make interest-only payments on the outstanding balance of the Restated Agreement through July 1, 2011, and subsequently make principal and interest payments to fully amortize the balance over the remaining 30 month term.

The warrants issued and the upfront fees paid in connection with the Restated Agreement, have been recognized as a discount on the loan issuance. The legal and related expenses have been recognized as debt issuance costs on the Company’s balance sheet which, together with the warrants, upfront fee, growth capital final payment and fixed interest rate, will be amortized to interest expense throughout the life of the loan using an effective interest rate of 15.95%. The loans are collateralized by substantially all the assets of the Company (excluding intellectual property). Under the terms of the Restated Agreement, the Company may be precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and is subject to certain non-financial covenants and prepayment penalties. Upon the occurrence of an event of default, including a Material Adverse Change (as defined in the Restated Agreement), the lenders may declare all outstanding amounts due and payable under the Agreement. As of March 31, 2011, the Company was in compliance will all covenants under the Restated Agreement.

Warrants

In connection with the establishment of the previous $15,000,000 facility in 2007, the Company issued six fully exercisable warrants to the lenders to purchase an aggregate of 50,331 shares of the Company’s common stock at an exercise price of $12.67 per share, expiring November 30, 2014. The Company determined the fair value of these warrants to be $474,000 under the Black-Scholes valuation model using the following assumptions: risk-free interest rate of 3.64%; dividend yield of 0.0%; expected volatility of 70.0%; and a contractual term of seven years. As of March 31, 2011, all warrants related to the Second Amendment were outstanding.

In connection with the Restated Agreement, the Company issued three fully exercisable warrants to the lenders to purchase an aggregate of 254,793 shares of the Company’s common stock at an exercise price of $7.0645 per share, expiring June 18, 2017. The Company determined the relative fair value of these warrants to be $1,237,000, using the Black-Scholes valuation model. The value of the warrants was recorded as a discount to the note payable, and will be amortized to interest expense over the expected term of the loan agreement. The warrants were valued using the following assumptions: risk-free interest rate of 2.7%; dividend yield of 0.0%; expected volatility of 76.5%; and a contractual term of seven years. As of March 31, 2011, all warrants related to the Restated Agreement were outstanding.

11.	Commitments and Contingencies

Leases

In May 2006, the Company entered into a six-year operating lease for 23,494 square feet of office space. The Company received certain tenant improvement allowances and rent abatement and has an option to extend the lease for five years following the expiration of the initial term. Monthly rental payments are adjusted on an annual basis and the lease expires in September 2012. As security for the lease, a letter of credit in the initial amount of $1,581,000 was required by the landlord. The letter of credit is collateralized by a certificate of deposit in the same amount that is classified as restricted cash in the Company’s balance sheet. The required amount subject to the letter of credit and corresponding certificate of deposit may be reduced by 22% on each of the first four anniversaries of the commencement of the lease. As of March 31, 2011, the letter of credit had been reduced by $1,391,000 in accordance with the agreement and the related restricted cash had been adjusted by a like amount. The value of the letter of credit and corresponding certificate of deposit, classified as restricted cash on the Company’s balance sheet was $190,000 at March 31, 2011 and December 31, 2010, respectively.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

Rent expense under our lease agreement for the three months ended March 31, 2011 and 2010 was $213,000 and $215,000, respectively.

Corporate Credit Card

In 2009, the Company entered into a pledge agreement pursuant to the establishment of a corporate credit card program whereby the Company pledged $150,000 in a certificate of deposit as collateral. During the three months ended March 31, 2011, the Company increased its pledged amount by $300,000 related to an increase in its credit limit. These funds are classified as restricted cash on the Company’s balance sheet at March 31, 2011 and December 31, 2010, respectively.

Supply Agreements

Baxter Healthcare Corporation

In July 2007, the Company entered into a development and supply agreement (the “Supply Agreement”) with Baxter Healthcare Corporation (“Baxter”) for the completion of pre-commercialization manufacturing development activities and the manufacture of commercial supplies of the finished drug product for OFIRMEV with an initial term of five years. Pursuant to the terms of the Supply Agreement, Baxter received development fees from the Company upon the completion of specified development activities, which the Company expensed as these activities had no alternative future uses at the time they were incurred. The Supply Agreement also required the Company to fund specified improvements at Baxter’s manufacturing facility and purchase certain equipment for use by Baxter in manufacturing OFIRMEV. Certain equipment purchased for the manufacture of OFIRMEV to which the Company retains title, has been capitalized on the Company’s balance sheet as property and equipment. During the three months ended March 31, 2010, the Company reimbursed Baxter approximately $28,000 for the facility improvements, which was expensed as the costs were incurred. No reimbursements were made during the three months ended March 31, 2011. Further, no development fees were paid by the Company during the three months ended March 31, 2011 and 2010.

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

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Lawrence Laboratories

In December 2010, the Company entered in to a supplemental Supply Agreement (the “Supplemental Agreement”) with Lawrence Laboratories (“Lawrence”), an indirectly wholly-owned subsidiary of BMS, for the manufacture of commercial supplies of the finished drug product for OFIRMEV. Bristol-Myers Squibb Srl (“BMS Anagni”), an indirect subsidiary of BMS, will manufacture the product on behalf of Lawrence. BMS Anagni also currently manufactures intravenous acetaminophen for sale and distribution by BMS and its affiliates in a number of countries outside of the U.S. and Canada. At the time the Supplemental Agreement was executed, the Company submitted a supplemental NDA (“sNDA”) to the FDA, seeking the approval of the BMS Anagni facility as an additional manufacturing site for OFIRMEV. The FDA approved the BMS Anagni facility as an additional manufacturing site for OFIRMEV in March 2011.

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

The Supplemental Agreement has an initial term that ends upon the 36-month anniversary of the date the sNDA is approved by the FDA, unless the Supplemental Agreement is terminated sooner: (1) by mutual agreement of the parties, (2) by either party for convenience following eighteen months’ prior written notice of termination to the other party, (3) upon the termination of the Company’s license agreement for the product with BMS, or (4) upon the dissolution or termination of the Company, other than in connection with or following the assignment of the Supplemental Agreement. In addition, either party may terminate the Supplemental Agreement: (a) within 60 days after written notice in the event of a material uncured breach of the Supplemental Agreement by the other party, or (b) immediately, if the other party becomes insolvent or admits in writing its inability to pay its debts as they become due, files a petition for bankruptcy, makes an assignment for the benefit of its creditors or has a receiver or other court officer appointed for its properties or assets.

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

The combined minimum purchase requirements under the Company’s two supply agreements as of March 31, 2011 were as follows (in thousands):

2011	$3,938
2012	13,160
2013	14,510
2014	6,132
2015	3,380

Total	$41,120

The ultimate liability for these obligations may be reduced based upon termination provisions included in the purchase contracts.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

License Agreements and Acquired Development and Commercialization Rights

In March 2006, the Company in-licensed the technology and the exclusive development and commercialization rights to OFIRMEV in the U.S. and Canada from BMS. BMS sublicensed these rights to the Company under a license agreement with SCR Pharmatop S.A. (“Pharmatop”). As consideration for the license, the Company paid a $25,000,000 up-front fee and, as a result of the approval of the Company’s NDA for OFIRMEV in the fourth quarter of 2010, the Company was required to make an additional milestone payment of $15,000,000 in the fourth quarter of 2010. The Company may be required to make future milestone payments totaling up to $25,000,000 upon the achievement of certain levels of net sales. In addition, the Company is obligated to pay a royalty on net sales of the licensed products and has the right to grant sublicenses to third parties. The amount of such royalty ranges from the mid-teens to the mid-twenties, depending on the aggregate amount of net sales. The $25,000,000 up-front fee was recognized as research and development expense at the time the payment was made. The $15,000,000 payment is being recorded as an intangible asset on the Company’s balance sheet and amortized over the estimated useful life of the patent. The Company initially believed that it would be able to estimate the life of the patent based upon unit sales. However due to an inability to reliability forecast futures sales over the life of the patent, the Company has determined that it will amortize the fee on a straight-line basis.

12.	Stockholder’s Equity

Public Offering

In November and December 2010, the Company issued an aggregate of 12,500,000 shares of its common stock at a purchase price of $8.00 per share pursuant to a public offering. The offering raised proceeds, net of offering costs and underwriting discounts and commissions, of $93,554,000.

Private Placement

In February 2009, the Company issued 12,039,794 shares of its common stock at a purchase price of $7.13 per share pursuant to a private placement. In addition to the shares of the Company’s common stock, warrants to purchase up to 6,019,897 additional shares of the Company’s common stock were also issued as part of the transaction at a price of $0.125 per warrant. Each warrant is immediately exercisable and has a five-year term. The warrants may be exercised through either cash or net exercise for one share of common stock at a price of $7.84 and have been accounted for as permanent equity. As of March 31, 2011, all warrants related to the private placement were outstanding.

Shelf Registration

On April 4, 2011, the Company filed a universal shelf registration statement to allow the Company to sell up to $150,000,000 of debt securities, preferred stock, common stock, debt warrants and equity warrants.

13.	Income Taxes

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 2004 and forward are subject to examination by the Federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest and/or penalties related to income tax matters in the Company’s balance sheets at March 31, 2011 and December 31, 2010, and has recognized no interest and/or penalties in the Company’s statements of operations for the three months ended March 31, 2011 and 2010, respectively. Further, as of March 31, 2011, the Company had not recorded any unrecognized tax benefits.

Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an Internal Revenue Code Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. Until this analysis has been completed, the Company has removed the (i) deferred tax assets for net operating losses of approximately $89,176,000 and (ii) the research and development credits of approximately $5,679,000, generated through 2010 from its deferred tax asset schedule, and has recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its unrecognized tax benefits accordingly. The Company expects to complete this analysis in the next 12 months and, as a result, the Company may have a change in the unrecognized tax benefits that are recorded in the next 12 months. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

14.	Subsequent Events

On April 12, 2011, the Company received an upfront payment of $5,329,000 related to a data license agreement among Terumo Corporation (“Terumo”), the Company and Pharmatop. This agreement grants Terumo an exclusive license to use certain data and information resulting from the Company’s clinical development program for OFIRMEV for the purposes of obtaining regulatory approval for and commercializing the same intravenous formulation of acetaminophen in Japan. Terumo concurrently entered into a related license agreement with Pharmatop.

As part of the agreement, the Company will provide, without charge, up to 500 hours of technical assistance and consulting services to Terumo until November 2012 regarding the licensed technical information, data and know-how as reasonably necessary to assist Terumo in obtaining regulatory approval and manufacturing capacity for the product candidate. In addition to the upfront payment, the Company may be entitled to (i) an additional lump-sum payment upon the first commercial sale of the product candidate in Japan and (ii) royalty payments upon the potential commercial sales of the product in Japan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion may contain forward-looking statements that involve risks and uncertainties. As used herein, the terms “we,” “us,” or “our” refer to Cadence Pharmaceuticals, Inc., a Delaware corporation. Our actual results could differ materially from those anticipated in any forward-looking statements as a result of many factors, including those set forth below under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2010 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 4, 2011.

Overview

We are a biopharmaceutical company focused on in-licensing, developing and commercializing proprietary product candidates principally for use in the hospital setting. We intend to build a leading franchise in the hospital setting, continuing to focus on products that are in late stages of development, currently commercialized outside the U.S., or approved in the U.S. but with significant commercial potential for proprietary new uses or formulations. In 2006, we in-licensed the exclusive U.S. and Canadian rights to OFIRMEV® (acetaminophen) injection, an intravenous formulation of acetaminophen, from Bristol-Myers Squibb Company, or BMS, which currently markets the product in Europe and several other markets under the brand name Perfalgan®. In November 2010, OFIRMEV was approved by the U.S. Food and Drug Administration, or FDA, and we commercially launched OFIRMEV in the U.S. in January 2011. We are currently focused on gaining hospital formulary acceptance for OFIRMEV, which we believe is an important step both toward the broad market adoption of the product, and the potential acceleration of commercial sales. As of April 30, 2011, OFIRMEV had been approved on 675 hospital formularies, which we believe positions us well for future revenue.

In June 2010 we entered into an agreement with Incline Therapeutics, Inc., or Incline, that provides us with the exclusive, irrevocable option to acquire Incline within a specified future time period. Incline is developing IONSYS™ (fentanyl iontophoretic transdermal system), an investigational product candidate intended to provide patient-controlled analgesia for adult inpatients requiring opioids following surgery. We believe that, if approved by the FDA, IONSYS could represent a potentially significant commercial opportunity and be an excellent strategic fit with OFIRMEV. Our initial option period to acquire Incline extends until one day prior to Incline receiving the second tranche of its Series A financing, or June 2011, whichever occurs later. During this period, we may acquire Incline for an amount not to exceed $135.0 million. During the following option period, the acquisition cost would be an amount not to exceed $228.0 million, plus payment of an additional amount not to exceed $57.0 million upon FDA approval of IONSYS. We have notified Incline that we have decided not to exercise our option to acquire Incline during the first option period, but we retain the right to acquire Incline during the second option period.

We have incurred significant net losses since our inception and have financed our operations primarily through the sale of equity securities in both public and private offerings. Most recently, we sold 12.5 million shares in a public offering in the fourth quarter of 2010 and received aggregate net proceeds of approximately $93.6 million (after underwriting discounts and offering costs). From inception through March 31, 2011, we have received net proceeds of approximately $365.5 million from the sale of our preferred stock, common stock and warrants to purchase common stock. Additionally, we have entered into loan and security agreements with Oxford Finance Corporation, Silicon Valley Bank and GE Business Financial Services Inc. to provide us with growth capital. As of March 31, 2011 the principal balance outstanding on our current facility with this loan syndicate was $30.0 million.

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

We own or have rights to various trademarks, copyrights and tradenames used in our business, including the following: Cadence®, OFIRMEV® and the OFIRMEV logo. This report also contains trademarks of other companies, including IONSYS™ a registered trademark of Incline, Perfalgan®, a registered trademark of BMS, and Caldolor® a registered trademark of Cumberland Pharmaceuticals, Inc.

Revenue

In January 2011, we commercially launched OFIRMEV and began to recognize revenue on wholesaler shipment to hospitals and other end-user customers. For the three months ended March 31, 2011, we recognized $0.4 million of net revenue for sales to hospitals and other end-users. Until we have sufficient sales and returns history, we are deferring the recognition of revenue from shipments to independent third-party wholesalers until the product is sold to the end-user customers.

Cost of Sales

Our cost of sales consists primarily of our third-party manufacturing costs, third-party inventory management and distribution costs, internal manufacturing overhead, indirect and personnel overhead costs, freight, excess or obsolete inventory adjustments, the cost of purchasing the active pharmaceutical ingredient for OFIRMEV, acetaminophen, and royalties due under our license agreement with BMS. These royalties ranges from the mid-teens to the mid-twenties, depending on the aggregate amount of net sales we record per contract year.

License Fees and Patent Amortization

As a result of the FDA’s approval of OFIRMEV, we paid a $15.0 million license fee in the fourth quarter of 2010 pursuant to the term of our license agreement with BMS. We have capitalized this payment on our balance sheet and are amortizing the balance on a straight-line basis, based upon the estimated life of the underlying patent assets. We may be required to make two additional milestone payments totaling up to $25.0 million based upon the achievement of certain levels of net sales of OFIRMEV, which will be recognized as license fees in the period they are incurred, as appropriate. In addition, we paid a $25.0 million up-front license in 2006 to acquire the rights to OFIRMEV, which was immediately expensed as the asset had no established technological feasibility or alternative future use at that time.

Research and Development Expenses

Our historical research and development expenses relate predominantly to OFIRMEV and our discontinued omiganan pentahydrochloride product candidate. These expenses have consisted of salaries and related employee benefits for our research and development team, license fees paid to our licensors prior to approval of our drug candidates, pre-commercialization manufacturing development activities, costs associated with clinical trials, and costs associated with non-clinical activities, such as expenses related to regulatory submissions. We have expensed these charges as the costs were incurred in developing, testing and seeking marketing approval of our product candidates. We received marketing approval for OFIRMEV from the FDA in November 2010 and we have capitalized non-investigational costs incurred since that time to inventory and capital, as appropriate. We expect to continue to incur research and development expenses related to OFIRMEV, however, it is difficult to anticipate the scope and magnitude of our future research and development expenses. For example, the FDA has required that we complete a post-approval clinical trial for OFIRMEV in pediatric patients under two years of age, and we may also conduct clinical studies to expand the indications for OFIRMEV. Moreover, any product candidates we may in-license or acquire in the future would likely require significant research and development resources. Therefore, we are unable to estimate with any certainty the costs we will incur in completing our development efforts for OFIRMEV or any other product candidate we might acquire or in-license.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries and related employee benefits for our sales and marketing staff; advertising and promotional costs for OFIRMEV; selling expenses for our sales representatives, including travel-related and commercial infrastructure costs; salaries and related employee benefits for our administrative, finance, human resources, legal, business development and internal systems support functions; costs incurred in relation to our medical affairs and pharmacovigilance programs, including salaries, related employee benefits and costs incurred by our medical science liaisons; as well as the related professional fees for these functions, insurance and facility costs.

Our selling, general and administrative costs have increased significantly since we began to focus significant resources on establishing our commercial organization in preparation for the commercial launch of OFIRMEV. Following approval of OFIRMEV in November 2010, we began the process of hiring and training our sales force and related personnel, and we currently have approximately 150 dedicated, hospital-focused sales representatives covering territories across the U.S. These sales representatives are focusing their efforts on the top 1,800 to 1,900 U.S. hospitals, which we believe represent approximately 80% of the market opportunity for OFIRMEV. We anticipate our selling, general and administrative expenses will continue to increase in the coming periods as we execute our marketing and sales strategies for OFIRMEV, implement a variety of marketing programs to educate customers and continue to build our corporate infrastructure and support our commercial operations in connection with the launch of OFIRMEV.

Interest and Other Income and Expense

Our interest income consists primarily of interest earned on our cash, cash equivalents and short-term investments. Interest expense consists of the interest we have incurred under our loan and security agreements and the amortization of debt issuance costs. Other income and expense includes charges we have incurred to recognize tax credits we have received, gains or losses recognized on transactions denominated in foreign currencies and other transactions not related to our operations.

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

Our most critical accounting estimates include the recognition of revenue; the valuation of our inventory, which impacts gross margin; our recognition of research and development expenses, which impacts operating expenses and accrued liabilities; stock-based compensation which impacts operating expenses; and the assessment of recoverability of long-lived assets, which primarily impacts operating expenses when we impair assets or accelerate depreciation. We also have other policies that we consider to be key accounting policies, such as our policies for deferred income tax assets and liabilities and our reserves for commitments and contingencies; however, these policies either do not meet the definition of critical accounting estimates described above or are related to items that are not currently material to our financial statements.

We review our estimates, judgments, and assumptions used in our accounting practices periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable, however, our actual results may differ from these estimates.

Revenue Recognition

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

Our wholesaler agreements provide selling prices that are fixed on the date of sale, although we offer certain discounts to group purchasing organizations. The wholesalers take title to the product, bear the risk of loss of ownership, and have economic substance to the inventory. Further, we have no significant obligations for future performance to generate pull-through sales, however we do allow our wholesalers to return product that is damaged or received in error. Additionally, we allow for product to be returned beginning six months prior to, and ending twelve months following, product expiration. As OFIRMEV is our first and only commercially available product, we do not believe we have sufficient history to accurately predict product returns from our wholesaler distribution channel. Therefore, we will recognize revenue when these wholesalers sell OFIRMEV to hospitals or other end-user customers until we have sufficient history to accurately estimate returns from the wholesalers. Shipments of product that are not recognized as revenue are treated as deferred revenue until evidence exists to confirm that pull-through sales to hospitals or other end-user customers have occurred.

At the time we recognize revenue, we also record certain sales reserves and allowances as a reduction of gross revenue. These reserves and allowances include a prompt payment reserve, a product return reserve, a group purchasing discount and chargeback reserve, and an allowance for bad debts. The prompt payment reserve is based upon cash discounts we offer certain wholesalers as an incentive to meet certain payment terms. We account for these cash discounts at the time the sale is made to the wholesalers and reduce our accounts receivable accordingly. The group purchasing discount and chargeback reserve is based upon our contracted discount with these purchasing groups. We estimate the sales through these organizations and accrue for the chargebacks we anticipate from the wholesalers for the difference between the current retail price and reduced price paid by these organizations. A group purchasing organization fee we incur for these transactions is also recorded at the time of sale. The return reserve and allowance for bad debt is based on management’s best estimate of the sales recorded during the period that are anticipated on being returned or that will be uncollectable.

Inventories

We state our inventories at the lower of cost or market. We use a combination of standard and actual costing methodologies to determine the cost basis for our inventories. These methodologies approximate actual costs on a first-in, first-out basis. In addition to stating inventory at the lower of cost or market, we also evaluate our inventories each period for excess quantities and obsolescence. This evaluation includes identifying those items specifically identified as obsolete and analyzing forecasted demand versus quantities on hand so that this inventory can be valued appropriately.

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

Long-Lived Assets

A substantial portion of our capital assets are associated with our manufacturing equipment at our primary third-party manufacturer, Baxter Healthcare Corporation. In building these assets and creating additional capacity, we have entered into agreements whereby we fund specified improvements to the facilities and the construction of the manufacturing equipment to be used for the production of OFIRMEV. During the build-out of the facility and construction of our equipment, we accrue for costs incurred based on factors such as estimates of work performed, milestones achieved and experience with similar contracts. As actual costs become known, we adjust our accruals accordingly.

We evaluate these long-lived assets for impairment of their carrying value when events or circumstances indicate that the carrying value may not be recoverable. Factors we consider in deciding when to perform an impairment review include significant negative industry or economic trends, significant changes or planned changes in our use of the assets, technological obsolescence, or other changes in circumstances which indicate the carrying value of the assets may not be recoverable. If such an event occurs, we evaluate whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If this is the case, we recognize an impairment loss to the extent that carrying value exceeds fair value. Fair value is determined based on market prices or discounted cash flow analysis, depending on the nature of the asset and the availability of market data. Any estimate of future cash flows is inherently uncertain. The factors we take into consideration in making estimates of future cash flows include product life cycles, pricing trends, future capital needs, cost trends, product development costs, competitive factors and technology trends as they each affect cash inflows and outflows. If an asset is written down to fair value, that value becomes the asset’s new carrying value and is depreciated over the remaining useful life of the asset.

Results of Operations

Three-Month Periods Ended March 31, 2011 and 2010

Revenue

During the three months ended March 31, 2011, we recognized $0.4 million of revenue from the sale of OFIRMEV to hospitals and other end-users. This was the first period in which we generated revenue. Until we have a sufficient history to predict product returns, we are deferring the recognition of revenue from shipments to independent third-party wholesalers until the product is sold by these wholesalers to hospitals or other end-user customers.

Cost and Expenses

Cost of Sales. Our cost of sales for the three months ended March 31, 2011 was $0.3 million, which includes the direct costs for the manufacturing and inventory management of OFIRMEV, indirect costs associated with the manufacturing, including management personnel and depreciation of the manufacturing equipment, and royalties incurred on the sales of OFIRMEV. The costs incurred during the three months ended include a higher absorption rate of overhead as we commenced manufacturing and began to ramp the manufacturing to normal capacity.

Amortization of patent license. For the three months ended March 31, 2011, we incurred $0.6 million of non-cash expense related to the amortization of the $15.0 million license payment made to BMS following the New Drug Application, or NDA, approval of OFIRMEV. No such amortization was incurred during the three months ended March 31, 2010.

Research and Development Expenses. Research and development expenses decreased $1.5 million for the three months ended March 31, 2011, to $2.7 million, from $4.2 million for the three months ended March 31, 2010. This decrease was primarily due to a reduction in manufacturing development expenses incurred during the three months ended March 31, 2010 in preparation for the commercialization of OFIRMEV.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $10.5 million, to $20.0 million, for the three months ended March 31, 2011, compared to $9.5 million for the comparable period in 2010. This increase was primarily due to costs related to our team of approximately 150 hospital sales specialists that were hired following the FDA approval of OFIRMEV in November 2010, including labor-related costs, travel expenses, selling and education related costs, and costs incurred for our national launch meeting in January 2011. More specifically, we had approximately 220 employees classified as selling, general and administrative at March 31, 2011, as compared to approximately 60 at March 31, 2010. Further, we incurred additional marketing and promotion expenses and medical affairs costs during the three months ended March 31, 2011 as compared to 2010, in support of the commercial launch of OFIRMEV.

Other Income and Expense, Net

Net other expense increased $0.9 million during the three months ended March 31, 2011, to $1.1 million, compared to $0.2 million for the three months ended March 31, 2010. This increase is primarily due to additional interest expense incurred on our outstanding debt balance, primarily due to a higher outstanding principal during the three months ended March 31, 2011 as compared to the same period in 2010.

Liquidity and Capital Resources

As a biopharmaceutical company focused on in-licensing, developing and commercializing proprietary product candidates principally for use in the hospital setting, we enter into agreements to acquire the rights to develop and commercialize product candidates. For example, we obtained the exclusive patent rights and know-how for OFIRMEV, currently our only product, for the U.S. and Canada pursuant to our license agreement with BMS. Under this agreement, we paid to BMS a $25.0 million up-front fee. We made an additional $15.0 million payment in the fourth quarter of 2010 pursuant to the terms of the agreement and we may be required to make two future milestone payments totaling up to $25.0 million upon the achievement of certain levels of net sales. In addition, we are also obligated to pay royalties on any net sales of OFIRMEV. Moreover, in the second quarter of 2010 we entered into an option agreement pursuant to which we obtained an option to acquire Incline during two option periods. In consideration for the option we paid a $3.5 million upfront option fee and will pay a second $3.5 million fee upon Incline receiving the second tranche of its Series A financing if we have not yet exercised our option to acquire Incline. During the first option period, we may acquire Incline for an amount not to exceed $135.0 million. During the second option period, we may acquire Incline for an amount not to exceed $228.0 million, plus payment of an additional amount not to exceed $57.0 million upon FDA approval of IONSYS. We have notified Incline that we have decided not to exercise our option to acquire Incline during the first option period, but we retain the right to acquire Incline during the second option period.

We had also previously entered into a license agreement for our former omiganan pentahydrochloride product candidate under which we paid to Migenix an aggregate of $2.0 million in the form of an up-front fee, including the purchase of 617,284 shares of Migenix common stock. We incurred expenses of approximately $57.5 million specific to the omiganan project, which was discontinued in 2008. In May 2009, we terminated our license agreement with Migenix, and we will not be required to make future milestone or royalty payments under this agreement.

In January 2011, we commenced sales of OFIRMEV, however, as of March 31, 2011, we have realized only minimal revenue and continued to operate at a loss. Further, we have incurred significant net losses since our inception and, as of March 31, 2011, we had accumulated a deficit of $298.0 million. These losses have resulted principally from costs incurred in connection with research and development activities, including license fees, costs of clinical trial activities associated with our product candidates, the establishment of our commercial infrastructure, pre-commercialization manufacturing development activities and general and administrative expenses. We expect to continue to incur operating losses and expend significant resources in connection with our marketing and sales efforts for OFIRMEV, and our efforts to increase our manufacturing capacity to meet anticipated demand for this product. Further, we could incur significant expenses if we acquire or in-license additional products, technologies or businesses that are complementary to our own.

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

Since inception, our operations have been financed primarily through the sale of equity securities, in both public and private offerings. From our inception through March 31, 2011, we have received net proceeds of approximately $365.5 million from the sale of our preferred stock, common stock and warrants to purchase common stock. Through March 31, 2011, the sales of shares of our preferred stock, common stock and warrants were as follows:

•

from July 2004 to March 2011 (excluding our initial public offering, our February 2008 registered direct offering, our February 2009 private placement and our 2010 public offering), we issued and sold a total of 2,683,931 shares of common stock to our founders, employees, directors and consultants for aggregate net proceeds of $1.8 million;

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

Additionally, we have secured growth capital through loans with Silicon Valley Bank, Oxford Finance Corporation and GE Business Financial Services Inc. We currently have a $30.0 million facility outstanding with this syndicate. We are currently making interest-only payments on the outstanding balance through July 1, 2011, and will subsequently make principal and interest payments to fully amortize the balance over the remaining 30 month term. In connection with the establishment of our loan agreements, we have issued warrants to the lenders to purchase shares of our stock. As of March 31, 2011, 63,079 shares of common stock had been issued from the exercise of warrants. Warrants to purchase an additional 50,331 common shares at $12.67 per share and 254,793 common shares at $7.0645 per share remain outstanding from our loan agreements.

Liquidity

As of March 31, 2011, we had $73.2 million in cash and cash equivalents, a decrease of $39.0 million from the $112.2 million at December 31, 2010. This decrease was primarily due to our use of cash from operations ($25.0 million), net purchases of available-for-sale investment securities ($13.8 million) and purchases of property and equipment ($0.4 million). These cash outflows were partially offset by the receipt of $0.6 million from the exercise of stock options during the three months ended March 31, 2011.

The $25.0 million of cash used in operations during the three months ended March 31, 2011 represents a $13.0 million increase from the $12.0 million of cash used in operations during the comparable period in 2010. This additional use of cash during 2011 was primarily due to the increased net loss we incurred during the 2011 period as we launched commercial sales for OFIRMEV in January 2011 with approximately 150 sales representatives. Net revenue for the three months ended March 31, 2011 was $0.4 million and represents the first period in which we recognized revenue. Additionally, $0.4 million of shipments to wholesalers remained in deferred revenue as of March 31, 2011 which will be recognized when the wholesalers sell the product to hospitals or other end-user customers. No such deferrals were recorded during the three months ended March 31, 2010. Correspondingly, our net accounts receivable at March 31, 2011 increased to $0.8 million from zero at December 31, 2010.

During the three months ended March 31, 2011, we continued to invest excess cash in investment vehicles to seek additional yield. During the 2011 period, we invested a net $13.8 million in available-for-sale securities, increasing our investments from $22.0 million at December 31, 2010 to $35.8 million at March 31, 2011. The investments held at March 31, 2011 are primarily comprised of municipal and corporate debt obligations with varying maturity dates.

We also continued to build our inventory stock during the three months ended March 31, 2011 to meet anticipated future demand. As of March 31, 2011, we held $3.4 million of inventory, an increase of $2.9 million from the $0.5 million held at December 31, 2010. Included in the finished goods inventory at March 31, 2011 are units delivered to third-party wholesalers where we have deferred the recognition of revenue until the product is sold by these wholesalers to hospitals or other end-user customers.

Our property and equipment balance at March 31, 2011 increased $0.5 million to $9.5 million, from $9.0 million as of December 31, 2010. This increase was primarily due to $0.9 million in capital equipment purchases, a portion of which was accrued but unpaid at March 31, 2011, primarily for the manufacture of OFIRMEV. These purchases were partially offset by $0.4 million of depreciation taken during the three months ended March 31, 2011. We are currently negotiating a development plan for a capacity increase at Baxter Healthcare Corporation, our primary third-party manufacturer for OFIRMEV. As part of this plan, we will fund all capital equipment purchases and facility improvements necessary for the capacity increase. However, we cannot reasonably estimate the cost of this expansion at this time as the capacity increase development plan has not been completed.

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

Other Significant Cash and Contractual Obligations

In December 2010, we entered into a supplemental supply agreement with Lawrence Laboratories (“Lawrence”), an indirectly wholly-owned subsidiary of BMS, for the manufacture of commercial supplies of the finished drug product for OFIRMEV. Bristol-Myers Squibb Srl (“BMS Anagni”), an indirect subsidiary of BMS, will manufacture the product on behalf of Lawrence. BMS Anagni also currently manufactures intravenous acetaminophen for sale and distribution by BMS and its affiliates in a number of countries outside of the U.S. and Canada. At the time the Supplemental Agreement was executed, the Company submitted a supplemental NDA to the FDA, seeking the approval of the BMS Anagni facility as an additional manufacturing site for OFIRMEV. The FDA approved the BMS Anagni facility as an additional manufacturing site for OFIRMEV in March 2011. Following this approval, we have minimum purchase requirements under this supply agreement.

The combined minimum purchase requirements under our supply agreements with Lawrence and our primary manufacturer, Baxter Healthcare Corporation, at March 31, 2011 were as follows (in thousands):

2011	$3,938
2012	13,160
2013	14,510
2014	6,132
2015	3,380

Total	$41,120

The ultimate liability for these obligations may be reduced based upon termination provisions included in the purchase contracts.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2011.

Recent Accounting Pronouncements

See Note 3 to the Notes to Condensed Financial Statements in Item 1 above for further discussion of recent accounting pronouncements.

Caution on Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, includes forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Forward-looking statements discuss matters that are not historical facts, and include, but are not limited to, discussions regarding our business, prospects, regulatory and commercialization strategies, growth strategy, future revenue, projected costs, competition, industry, regulatory environment, economic conditions, financial condition, liquidity and capital resources and results of operations. In this Quarterly Report, for example, we make forward-looking statements regarding: the anticipated U.S. market opportunity for OFIRMEV; the number of formulary approvals of OFIRMEV that we expect to receive during the current year; our belief that we can rapidly accelerate sales of OFIRMEV; our strategy for building a long-term hospital pain franchise; the sufficiency of our capital resources to fund our operations; the potential for us to ultimately acquire Incline or other product candidates; and all of our financial estimates or projections. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words, “believe,” “may,” “might,” “can,” “could,” “will,” “would,”, “should,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” or similar expressions.

While we believe that the expectations reflected in this Quarterly Report are reasonable, the inclusion of any forward-looking statements should not be regarded as a representation that any of our plans will be achieved. Our actual results may differ from those anticipated in our forward looking statements as a result of various factors, including those set forth below under the caption “Part II, Item 1A — Risk Factors” and the differences may be material. These risk factors include, but are not limited to: our dependence on the successful commercialization of OFIRMEV, which is our only product; the potential that delays in achieving formulary acceptance for OFIRMEV at a substantial number of targeted accounts may enable competitors to further entrench their products and decrease the market potential for OFIRMEV; our ability to generate revenues from OFIRMEV; our ability to ensure an adequate and continued supply of OFIRMEV to meet anticipated market demand;

our ability to fully comply with numerous federal, state and local laws and regulatory requirements that apply to our commercial activities; public concern regarding the safety of drug products such as OFIRMEV, which could result in the potential that regulatory agencies may implement new requirements to include unfavorable information in our labeling, or require us to undertake other activities that may entail additional costs or diminish market acceptance of OFIRMEV; our ability to successfully enforce our marketing exclusivities and intellectual property rights, and to defend our patents; the potential that we may be required to file lawsuits to defend our patent rights or regulatory exclusivities from challenges by companies seeking to market generic versions of intravenous acetaminophen, and the substantial costs associated with such lawsuits; the potential product liability exposure associated with pharmaceutical products such as OFIRMEV and other products we may in-license or acquire, and the substantial liability we may face if successful product liability claims are brought against us; the risk that we may not be able to raise sufficient capital when needed, or at all; and other risks detailed below under Part II — Item 1A — Risk Factors and in our periodic public filings with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. All forward-looking statements are qualified in their entirety by this cautionary statement and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof. This caution is made under the safe harbor provisions of Section 21E of the Private Securities Litigation Reform Act of 1995.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our cash equivalents and short-term investments are classified as available-for-sale. As of March 31, 2011 our holdings consisted of investments in money market funds, debt obligations of municipalities, commercial paper and certificates of deposit. These investments were made in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.

We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe our cash, cash equivalents and investment securities have significant risk of default or illiquidity. We made this determination based on discussions with our investment advisors and a review of our holdings. While we believe our cash, cash equivalents and investment securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. All of our investments are held at fair value. The following table shows the fair value of our cash equivalents and investments as of March 31, 2011 (in thousands):

	Amortized Cost Basis	Fair Value
Cash equivalents	$72,787	$72,787
Short-term investments	$35,801	$35,800

Debt

The loans under our current loan and security agreement have fixed interest rates. Consequently, we do not have significant interest rate cash flow exposure on our debt. The aggregate balance of the loans, net of the loan discount, under the agreement at March 31, 2011 was $28.8 million, and is collateralized by substantially all of our assets (excluding intellectual property). Under the terms of the agreement, we are precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and are subject to various non-financial covenants and prepayment penalties.

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

We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2010.

Risks Related to Our Business and Industry

Our success depends on our ability to successfully commercialize our only product, OFIRMEV®.*

Our success depends on our ability to effectively commercialize our only product, OFIRMEV, which was approved by the FDA in November 2010, for the management of mild to moderate pain, the management of moderate to severe pain with adjunctive opioid analgesics and the reduction of fever in adults and children two years of age and older.

We launched OFIRMEV in January 2011, but our ability to effectively commercialize and generate revenues from OFIRMEV will depend on several factors, including:

•	our ability to create market demand for OFIRMEV through our own marketing and sales activities, and any other arrangements to promote this product we may later establish;

•	our ability to train, deploy and support a qualified sales force;

•	our ability to secure formulary approvals for OFIRMEV at a substantial number of targeted hospitals;

•	our ability to procure a supply of OFIRMEV from our third-party manufacturers in sufficient quantities and at acceptable quality and pricing levels in order to meet commercial demand;

•	the performance of our third-party manufacturers and our ability to ensure that our supply chain for OFIRMEV efficiently and consistently delivers OFIRMEV to our customers;

•	our ability to implement and maintain agreements with wholesalers, distributors and group purchasing organizations on commercially reasonable terms;

•	the occurrence of adverse side effects or inadequate therapeutic efficacy of OFIRMEV, and any resulting product liability claims or product recalls;

•	the availability of adequate levels of reimbursement coverage for OFIRMEV from third-party payors; and

•	our ability to maintain and defend our patent protection and regulatory exclusivity for OFIRMEV.

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

As OFIRMEV is a newly marketed drug, none of the members of our sales force had ever promoted OFIRMEV prior to its launch in January 2011. As a result, we are required to expend significant time and resources to train our sales force to be credible and persuasive in discussing OFIRMEV with physicians, nurses, hospitals, and other customers. In addition, we also must train our sales force to ensure that a consistent and appropriate message about OFIRMEV is being delivered to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits and risks of OFIRMEV and its proper administration, our efforts to successfully commercialize OFIRMEV could be put in jeopardy, which could have a material adverse effect on our financial condition, stock price and operations.

In addition to extensive internal efforts, the successful commercialization of OFIRMEV will require many third-parties, over whom we have no control, to decide to utilize OFIRMEV. These third parties include physicians, pharmacists, and hospital pharmacy and therapeutics committees, or P&T committees. Generally, before we can attempt to sell OFIRMEV in a hospital, OFIRMEV must be approved for addition to that hospital’s list of approved drugs, or formulary list, by the hospital’s P&T committee. A hospital’s

P&T committee typically governs all matters pertaining to the use of medications within the institution, including review of medication formulary data and recommendations for the appropriate use of drugs within the institution to the medical staff. The frequency of P&T committee meetings at various hospitals varies considerably, and P&T committees often require additional information to aide in their decision-making process, so we may experience substantial delays in obtaining formulary approvals. Additionally, hospital pharmacists may be concerned that the cost of acquiring OFIRMEV for use in their institutions will adversely impact their overall pharmacy budgets, which could cause pharmacists to resist efforts to add OFIRMEV to the formulary, or to implement restrictions on the usage of the drug in order to control costs. We cannot guarantee that we will be successful in getting the approvals we need from enough P&T committees quickly enough to optimize hospital sales of OFIRMEV.

Even if we obtain hospital formulary approval for OFIRMEV, physicians must still prescribe OFIRMEV for its commercialization to be successful. Because OFIRMEV is a new drug with no track record of sales in the U.S. prior to January 2011, any inability to timely supply OFIRMEV to our customers, or any unexpected side effects that develop from use of the drug, particularly early in product launch, may lead physicians to not accept OFIRMEV as a viable treatment alternative.

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

•	exercise our option to acquire Incline; or

•	acquire or in-license other products, businesses or technologies that we believe are a strategic fit.

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

We have no manufacturing capabilities and depend entirely upon our contract manufacturers to produce OFIRMEV. If our contract manufacturers fail to meet our requirements for OFIRMEV, or fail to fully comply with cGMP regulations, we may be unable to meet market demand, and may lose potential revenues.*

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, and the use of specialized processing equipment. We have no such manufacturing capabilities, so we have relied upon Baxter Healthcare Corporation, or Baxter, as our primary source for OFIRMEV.

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

In addition, in December 2010, we entered into an agreement with Lawrence Laboratories, an indirect wholly-owned subsidiary of BMS, to be a supplemental source for OFIRMEV. Bristol-Myers Squibb Srl, or BMS Anagni, an indirect subsidiary of BMS located in Anagni, Italy, will manufacture OFIRMEV on behalf of Lawrence Laboratories. BMS Anagni also currently manufactures intravenous acetaminophen for sale and distribution by BMS and its affiliates in a number of countries outside of the U.S. and Canada. The FDA approved the BMS Anagni facility as an additional manufacturing site for OFIRMEV in March 2011.

Baxter and Lawrence Laboratories must comply with strictly enforced federal, state and foreign regulations, including GMP regulations. The FDA will re-inspect our third party manufacturers’ facilities from time to time and, in the event that any such inspection reveals that either facility is not in compliance with applicable regulations, the FDA may issue fines and civil penalties, suspend production, suspend or delay any subsequent product approvals, seize or recall our products, or withdraw our product approval, which would limit the availability of OFIRMEV. Any manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and our relationships with our customers, product liability claims and litigation.

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

Competitors may seek to develop alternative formulations of intravenous acetaminophen for our targeted indications that do not directly infringe our in-licensed patent rights. The commercial opportunity for OFIRMEV could be significantly harmed if competitors are able to develop alternative formulations outside the scope of our in-licensed patents. In addition, we are aware of several third-party U.S. and Canadian patents and patent applications directed to various potential injectable formulations of acetaminophen, including intravenous formulations, as well as methods of making and using these potential formulations. Compared to us, many of our potential competitors have substantially greater:

•	capital resources;

•	research development resources, including personnel and technology;

•	clinical trial experience;

•	regulatory experience;

•	expertise in prosecution of intellectual property rights; and

•	manufacturing, distribution, and sales and marketing experience.

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

The commercial success of OFIRMEV will depend upon its acceptance by the medical community, our ability to ensure that the drug is included in hospital formularies, and coverage and reimbursement for OFIRMEV by third-party payors, including government payors. The degree of market acceptance of OFIRMEV, or any other product candidate we may license or acquire, will depend on a number of factors, including:

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

Our ability to effectively promote and sell OFIRMEV and any other product candidates we may license or acquire in the hospital marketplace will also depend on pricing and cost effectiveness, including our ability to produce a product at a reasonable cost, achieve hospital formulary acceptance for the product and sell the product at a competitive price, as well as our ability to obtain sufficient third-party coverage or reimbursement. Although the list price, or wholesale acquisition cost, for OFIRMEV is currently $10.75 per vial and the net realized price to us, net of rebates, chargebacks, discounts, returns, and similar items, is expected to be approximately $10.05 per vial, this pricing could change and we cannot be sure certain that our pricing will lead to market acceptance. Since many hospitals are members of group purchasing organizations, which leverage the purchasing power of a group of entities to obtain discounts based on the collective buying power of the group, our ability to attract customers in the hospital marketplace will also depend on our ability to effectively promote OFIRMEV and any other product candidate to hospitals that are members of group purchasing organizations. We will also need to demonstrate acceptable evidence of safety and efficacy, as well as relative convenience and ease of administration. Market acceptance could be further limited depending on the prevalence and severity of any expected or unexpected adverse side effects associated with OFIRMEV and any other product candidates we may license or acquire. If OFIRMEV, or any other product candidates that are approved, do not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue from these products, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits and risks of OFIRMEV or any other product candidates may require significant resources and may never be successful.

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

If the government or third-party payors fail to provide coverage and adequate coverage and payment rates for OFIRMEV or any future products we may license or acquire, if any, or if hospitals choose to use therapies that are less expensive, our revenue and prospects for profitability will be limited.*

In both domestic and foreign markets, our anticipated sales of OFIRMEV or any future products will depend in part upon the availability of coverage and reimbursement from third-party payors. Such third-party payors include government health programs such as Medicare, managed care providers, private health insurers and other organizations. In particular, many U.S. hospitals receive a fixed reimbursement amount per procedure for certain surgeries and other treatment therapies they perform. Because this amount may not be based on the actual expenses the hospital incurs, hospitals may choose to use therapies which are less expensive when compared to our product candidates. In addition, some third-party payors are emphasizing the substitution of branded pharmaceuticals with less expensive generic equivalents. An increase in the sales of generic pharmaceutical products could result in a decrease in revenues of branded pharmaceuticals. While there are no generic equivalents competing with OFIRMEV at this time, in the future we could face generic competition. Accordingly, OFIRMEV or any other product candidates that we may in-license or acquire, if approved, will face competition from other therapies and drugs, as well as other routes of administration of acetaminophen, for these limited hospital financial resources. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to the satisfaction of hospitals, other target customers and their third-party payors. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

Governments continue to propose and pass legislation designed to reduce the cost of healthcare. In some foreign markets, such as Canada, the government controls the pricing of prescription pharmaceuticals. In these countries, pricing negotiated with governmental authorities can take six to twelve months or longer after the receipt of regulatory marketing approval for a product. In the U.S., we expect that there will be an increase in federal and state proposals to implement pricing controls for prescription drugs, and new legislation and regulations affecting the pricing of pharmaceuticals might change before our product candidates are approved for marketing. For example, the U.S. Congress is considering a number of legislative and regulatory proposals with an objective of ultimately reducing healthcare costs. Legislative and regulatory actions under consideration in the U.S. include health care reform initiatives that could significantly alter the market for pharmaceuticals (such as private health insurance expansion, the creation of competing public health insurance plans, a variety of proposals that would reduce government expenditures for prescription drugs to help finance healthcare reform, or the eventual transition of the U.S. multiple payer system to a single payer system). Other actions under consideration include proposals for government intervention in pharmaceutical pricing, changes in government reimbursement, an accelerated approval process for “follow-on” biologics, legalization of commercial drug importation into the U.S., and involuntary approval of medicines for over-the-counter use. Such legislation could result in the exclusion of OFIRMEV and any other product candidates we may license or acquire from coverage and reimbursement programs, or lower the prices we would receive for our product candidates. Our revenues from the sale of OFIRMEV or any other approved products could be significantly reduced as a result of these cost containment measures and reforms, which would negatively impact our profitability.

If we breach any of the agreements under which we license rights to OFIRMEV from others, we could lose the ability to commercialize OFIRMEV.

In March 2006, we entered into an exclusive license agreement with BMS relating to OFIRMEV for the U.S. and Canada. Because we have in-licensed the rights to this product candidate from a third party, if there is any dispute between us and our licensor regarding our rights under our license agreement, our ability to continue to commercialize this product candidate may be adversely affected. Any uncured, material breach under our license agreement could result in our loss of exclusive rights to OFIRMEV and may lead to a complete termination of our related commercialization efforts.

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

As of April 30, 2011, we had approximately 250 employees. The commercial launch of OFIRMEV required us to substantially expand our managerial, commercial, financial and other personnel resources, particularly in sales and marketing positions. For example, in anticipation of the commercial launch of OFIRMEV, we hired 147 sales representatives during the period from November 2010 through January 2011. Our management, personnel, systems and facilities currently in place may not be adequate to support this recent growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

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

An important part of our business strategy is to continue to develop a pipeline of product candidates by acquiring or in-licensing products, businesses or technologies that we believe are a strategic fit with our focus on the hospital marketplace. For example, we signed an agreement in June 2010 granting us an option to acquire Incline. As part of our efforts to acquire businesses such as Incline, or to in-license products, we conduct technical, business and legal due diligence with the goal of identifying and evaluating material risks involved in such transactions, which may include:

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

We may not be able to exercise our option to acquire Incline and, even if we are able to, we may fail to realize the anticipated benefits of the transaction.*

We may not have sufficient capital to exercise our option to acquire Incline. If we elect to exercise the option, the payment of up to $135.0 million during the first option period, or up to $228.0 million, plus up to $57.0 million upon FDA approval of IONSYS, during the second option period, would require us to raise additional funds to finance the acquisition. Raising such additional funds or paying up to 50% of the applicable option exercise payment in the form of our common stock would result in the incurrence of additional indebtedness or dilution for our stockholders. We have notified Incline that we have decided not to exercise our option to acquire Incline during the first option period, but we retain the right to acquire Incline during the second option period.

We are relying on Incline to develop and obtain regulatory approval for IONSYS. Although Ted Schroeder, our President and CEO, serves as our representative on Incline’s board of directors, and we have formed a joint development committee to oversee the global development of, and pursuit of regulatory approval for, IONSYS, Incline will remain responsible for these activities unless and until we elect to acquire Incline. We do not control these development activities and therefore cannot be certain that they will be accomplished in a satisfactory manner. For example, Incline may breach one of the agreements under which it has licensed the rights to IONSYS, and lose the ability to continue to develop and commercialize this product candidate. In addition, Incline’s efforts to develop improved patient safety features for IONSYS may be unsuccessful, or Incline may not develop a risk evaluation and management strategy, or REMS, for IONSYS that is acceptable to the FDA. Even if a REMS for IONSYS is approved by the FDA, the implementation of any such strategy may not be commercially feasible.

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

Risks Related to Intellectual Property

The patent rights that we have in-licensed covering OFIRMEV are limited to a specific intravenous formulation of acetaminophen, and our market opportunity for this product candidate may be limited by the lack of patent protection for the active ingredient itself and other formulations that may be developed by competitors.*

The active ingredient in OFIRMEV is acetaminophen. Patent protection is not available for the acetaminophen molecule itself in the territories licensed to us, which include the U.S. and Canada. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredient as OFIRMEV so long as the competitors do not infringe any process or formulation patents that we have in-licensed from BMS and its licensor, SCR Pharmatop. We are aware of a number of third-party patents in the U.S. that claim methods of making acetaminophen. If a supplier of the API for our OFIRMEV product candidate is found to infringe any of these method patents covering acetaminophen, our supply of the API could be delayed and we may be required to locate an alternative supplier. We are also aware of several U.S. and Canadian patents and patent applications directed to various potential injectable formulations of acetaminophen as well as methods of making and using these potential formulations. For example, Injectapap, a liquid formulation of acetaminophen for intramuscular injection, was approved by the FDA for the reduction of fever in adults in March 1986, although it was subsequently withdrawn from the market by McNeil Pharmaceutical in July 1986.

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

Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could adversely impact our ability to prevent third parties from competing with our products. Any adverse outcome of such litigation could result in one or more generic versions of OFIRMEV being launched before the expiration of the patents we have in-licensed from BMS and its licensor, SCR Pharmatop, which could adversely affect our ability to successfully execute our business strategy to increase sales of OFIRMEV and negatively impact our financial condition and results of operations.

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

We depend on our licensor, BMS, and its licensor SCR Pharmatop, or Pharmatop, to protect the proprietary rights covering OFIRMEV and we have limited, if any, control over the amount or timing of resources that BMS or Pharmatop devote on our behalf, or the priority they place on maintaining and enforcing our patent rights, and prosecuting patent applications to our advantage.

Pharmatop is under a contractual obligation to BMS to maintain the issued OFIRMEV patents in the U.S., and to diligently prosecute the patent applications and maintain any issued patents related to OFIRMEV in Canada. BMS has the opportunity to consult, review and comment on any patent office communications. We may not receive any patent from the applications in Canada, or if patents are issued they may be inadequate to protect our OFIRMEV product from competition.

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

We began generating revenues from the commercialization of OFIRMEV in January 2011. Prior to that time, we focused primarily on in-licensing and developing OFIRMEV and our former product candidate, omiganan pentahydrochloride, with the goal of supporting regulatory approval for these product candidates. We have incurred losses in each year since our inception in May 2004, including net losses of $56.6 million, $45.5 million and $57.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of March 31, 2011, we had an accumulated deficit of $298.0 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. For example, our development expenses decreased in 2010 and 2009 due to the completion of our clinical development program for OFIRMEV, and the discontinuation of our development program for our omiganan pentahydrochloride product candidate. However, we incurred increased pre-commercialization expenses during 2010 and 2009 as we prepared for the potential market launch of OFIRMEV, and we expect to incur significant sales, marketing and outsourced manufacturing expenses, as well as expenses related to the commercialization and marketing of this product. As a result, we expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

The use of our net operating loss carryforwards and research tax credits may be limited.*

Our net operating loss carryforwards and research and development tax credits may expire and not be used. As of December 31, 2010, we have generated federal and state net operating loss carryforwards of approximately $219.3 million and $224.7 million, respectively. We also have federal and state research and development tax credit carryforwards of approximately $4.2 million and $2.2 million, respectively. Our net operating loss carryforwards will begin expiring in 2024 for federal purposes and 2018 for state purposes if we have not used them prior to that time. Our federal tax credits will begin expiring in 2024 unless previously used and our state tax credits carryforward indefinitely. Additionally, under Internal Revenue Code Sections 382 and 383, the annual use of our net operating loss carryforwards and research tax credits will be limited in the event a cumulative change in our ownership occurs within a three-year period. We expect to complete an analysis as to whether such a change of ownership has occurred in the next 12 months, and in such an event, we may be limited to the amount of net operating loss carryforwards and research tax credits that could be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. In addition, California and certain states have suspended use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our operating results and financial condition.

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

The trading prices for our common stock during the 52 weeks ending March 31, 2011 ranged from a high of $10.63 to a low of $6.29. The market price of our common stock is likely to continue to be highly volatile and may fluctuate substantially due to many factors, including:

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

As of March 31, 2011, our executive officers and directors and their affiliates together controlled approximately 40.2% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets, and might affect the prevailing market price of our common stock.

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

10.1±	Amended and Restated 2011 Corporate Bonus Plan

10.2†

Amended and Restated Development and Supply Agreement, dated January 28, 2011, by and between the Company and Baxter Healthcare Corporation, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on February 2, 2011.

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

CADENCE PHARMACEUTICALS, INC.

Dated: May 5, 2011	By:	/S/ WILLIAM R. LARUE
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

10.1±	Amended and Restated 2011 Corporate Bonus Plan

10.2†

Amended and Restated Development and Supply Agreement, dated January 28, 2011, by and between the Company and Baxter Healthcare Corporation, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on February 2, 2011.

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