Form 10-Q
period 2011-06-30
CADENCE PHARMACEUTICALS INC
filed 2011-08-04
CIK 1333248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

As of July 31, 2011, there were 63,614,881 shares of the registrant’s Common Stock outstanding.

CADENCE PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CADENCE PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,742	$112,175
Investments in marketable securities	32,392	21,966
Restricted cash	450	150
Accounts receivable, net	1,136	-
Inventory	6,726	485
Prepaid expenses	875	1,232
Other current assets	83	36

Total current assets	103,404	136,044
Property and equipment, net	10,102	8,986
Intangible assets, net	14,104	15,000
Restricted cash	190	190
Other assets	3,505	3,566

Total assets	$131,305	$163,786

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,068	$3,416
Accrued liabilities	8,630	7,286
Deferred revenue	677	-
Current debt, less discount of $429	9,638	4,023

Total current liabilities	25,013	14,725
Long-term debt, less current portion and discount of $506 and $894, respectively	19,427	24,654
Other liabilities	520	447

Total liabilities	44,960	39,826

Commitments and contingencies (Note 11)

Stockholders’ equity :
Common stock, $0.0001 par value; 100,000,000 shares authorized, 63,583,065 shares and 63,107,361 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	6	6
Additional paid-in capital	403,587	397,616
Accumulated other comprehensive income	-	-
Accumulated deficit	(317,248)	(273,662)

Total stockholders’ equity	86,345	123,960

Total liabilities and stockholders’ equity	$131,305	$163,786

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Product revenue, net	$1,706	$-	$2,056	$-
License revenues	5,210	-	5,210	-

Total revenues	6,916	-	7,266	-

Costs and expenses:
Cost of product sales	981	-	1,270	-
Amortization of patent license	336	-	896	-
Research and development	2,600	2,797	5,346	7,028
Selling, general and administrative	21,082	7,802	41,060	17,318
Other	(1)	1,286	(1)	1,298

Total costs and expenses	24,998	11,885	48,571	25,644

Loss from operations	(18,082)	(11,885)	(41,305)	(25,644)

Other (expense) income:
Interest income	37	20	79	44
Interest expense	(1,163)	(369)	(2,353)	(553)
Other expense	(6)	15	(7)	15

Total other expense, net	(1,132)	(334)	(2,281)	(494)

Net loss	$(19,214)	$(12,219)	$(43,586)	$(26,138)

Basic and diluted net loss per share(1)	$(0.30)	$(0.24)	$(0.69)	$(0.52)

Shares used to compute basic and diluted net loss per share(1)	63,428	50,522	63,307	50,516

(1)

As a result of the issuance of shares of common stock pursuant to a public offering in the fourth quarter of 2010, there is a lack of comparability in the per share amounts between the periods presented. Please see Note 4 of the Notes to Financial statements for further discussion.

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net loss	$(43,586)	$(26,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	822	339
(Gain) loss on disposal of assets	(1)	9
Impairment of long-lived assets	-	1,186
Stock-based compensation	4,570	5,902
Non-cash interest expense	35	20
Amortization of intangible assets	896	-
Amortization of discount on note payable	388	158
Amortization of premiums on available-for-sale securities, net of accretion of discounts	22	33
Changes in operating assets and liabilities:
Accounts receivable	(1,136)	-
Inventory	(6,241)	-
Prepaid expenses and other current assets	356	396
Accounts payable	2,108	(576)
Deferred revenue	677	-
Accrued liabilities and other liabilities	1,445	(2,551)

Net cash used in operating activities	(39,645)	(21,222)

Investing activities
Purchases of marketable securities	(36,826)	(7,050)
Maturities of marketable securities	26,358	6,000
Investment in unconsolidated subsidiary	-	(3,500)
Restricted cash	(300)	-
Purchases of property and equipment	(1,422)	(1,925)
Proceeds from the sale of property and equipment	1	3

Net cash used in investing activities	(12,189)	(6,472)

Financing activities
Proceeds from issuance of common stock, net	1,401	83
Borrowings under debt agreements, net of fees	-	19,591
Payments under debt agreements	-	(6,351)

Net cash provided by financing activities	1,401	13,323

Net decrease in cash and cash equivalents	(50,433)	(14,371)
Cash and cash equivalents at beginning of period	112,175	75,859

Cash and cash equivalents at end of period	$61,742	$61,488

Supplemental disclosures
Issuance of warrants in connection with loan and security agreement	$-	$1,237
Shares in unconsolidated entity acquired in option purchase agreement	$-	$500
Property and equipment purchases in accounts payable and accrued expenses	$887	$184
Cash paid for interest and fees	$1,637	$938

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

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence that an arrangement exists, title has passed, collection is reasonably assured and the price is fixed or determinable. It sells OFIRMEV mostly to wholesalers who in-turn sell the product to hospitals. Sales to wholesalers provide for selling prices that are fixed on the date of sale, although the Company offers certain discounts to group purchasing organizations. The wholesalers take title to the product, bear the risk of loss of ownership, and have economic substance to the inventory. Further, the Company has no significant obligations for future performance to generate pull-through sales, however it does allow wholesalers to return product that is damaged or received in error. In addition, the Company allows for product to be returned beginning six months prior to, and ending twelve months following, product expiration. As OFIRMEV is the Company’s first and only commercially available product, it does not believe it has sufficient sales and returns history at this time to accurately predict product returns from its wholesaler distribution channel. Therefore, the Company will recognize revenue when the wholesalers sell OFIRMEV to hospitals or other end-user customers, until the point at which it has obtained sufficient history to accurately estimate returns from the wholesalers. Shipments of product that are not recognized as revenue are treated as deferred revenue until evidence exists to confirm that pull-through sales to hospitals or other end-user customers have occurred.

The Company also records certain sales reserves and allowances as a reduction to gross revenue and deferred revenue. These reserves and allowances include distribution service fees, a prompt payment reserve, a product return reserve, a group purchasing discount and chargeback reserve, and an allowance for bad debts. Distribution service fees arise from contractual agreements the Company has with certain wholesalers for distribution services they provide with respect to OFIRMEV. These fees are generally a fixed percentage of the price of the product purchased by these wholesalers. The prompt payment reserve is based upon cash discounts the Company offers certain wholesalers as an incentive to meet certain payment terms. It accounts for these cash discounts at the time the sale is made to the wholesalers and reduces its accounts receivable accordingly. The group purchasing discount and chargeback reserve is based upon contracted discounts the Company provides to members of certain purchasing groups. The Company estimates the sales through its wholesalers to these group purchasing organizations and accrues for the chargebacks it anticipates from its wholesalers for the difference between the current retail price and the reduced price paid by the members of the group purchasing organizations. A group purchasing organization fee the Company incurs for these transactions is also recorded at the time of sale. The return reserve and allowance for bad debt is based on management’s best estimate of the sales recorded during the period that are anticipated to be returned or that will be uncollectable.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

The Company has entered into a data license agreement among Terumo Corporation (“Terumo”), the Company and SCR Pharmatop S.A. (“Pharmatop”). Under the data license agreement, the Company provided to Terumo certain data and information resulting from the Company’s clinical development program for OFIRMEV for Terumo’s use in obtaining regulatory approval for and commercializing the same intravenous formulation of acetaminophen in Japan. Further, the Company will provide to Terumo, without charge, up to 500 hours of technical assistance and consulting services regarding the licensed technical information, data and know-how, as reasonably necessary to assist Terumo in obtaining regulatory approval and manufacturing capacity for the product candidate. In April 2011, the Company received an upfront payment of $5,329,000 under the terms of the data license agreement. If Terumo is successful in obtaining regulatory approval for and commercializing the product in Japan, the Company may also be entitled to an additional lump-sum payment upon the first commercial sale of the product candidate, and royalty payments on any commercial sales of the product in Japan.

In accordance with multiple-element arrangement guidance, the Company determined both the data license and consulting service deliverables were separate units of accounting, each having value on a standalone basis. The Company estimated the fair value of the data license based upon similar proposals from third parties and internal costs incurred in developing the data and obtaining similar rights. The value of the consulting services was based on contracts the Company had engaged with third parties for similar services. The Company allocated the value of the payment received on a relative fair value basis and will recognize the consideration allocated to the data license upon delivery and the consideration allocated to the consulting services as such services are rendered. There is no right of return or similar refund provisions in the data license agreement. As of June 30, 2011, the Company had transferred the data and related information to Terumo and provided a portion of the consulting hours. As such, for the three and six months ended June 30, 2011, the Company recognized $5,210,000 of licensing revenue under this agreement for the data and consulting hours provided. The remaining payment balance of $119,000 reflects the value of the outstanding consulting hours the Company is obligated to provide under the terms of the contract through November 2012. This balance is recorded as deferred revenue on the Company’s balance sheet at June 30, 2011 and will be recognized as revenue as the consulting services are rendered. No similar revenue was recognized during the three and six months ended June 30, 2010.

Accounts Receivable

The Company extends credit to its customers in the normal course of business based upon an evaluation of the customer’s credit history, financial condition and other factors. Trade accounts receivable are recorded on gross sales to wholesalers, net of allowances for prompt payment discounts, chargebacks and doubtful accounts. Wholesaler distribution fees are recorded as accounts payable and accrued liabilities. Estimates of allowances for doubtful accounts are determined by evaluating individual customer circumstances, historical payment patters, length of time past due, economic and other factors. As of June 30, 2011 and December 31, 2010, the Company had no reserves for doubtful accounts on its balance sheets. Further, during the three and six months ended June 30, 2011 and 2010, no charges had been incurred to reserve or write-off past due accounts.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Risk free interest rates	1.7%	2.5%	2.2%	2.8%
Expected life in years	5.5 years	5.4 years	6.3 years	5.8 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	73.2%	76.5%	73.9%	76.8%

CADENCE PHARMACEUTICALS, INC.

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

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of product sales	$76	$-	$132	$-
Research and development	613	658	1,221	1,638
Selling, general and administrative	1,607	2,250	3,217	4,264

Total stock-based compensation expense included in loss from operations	$2,296	$2,908	$4,570	$5,902

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

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table presents further detail of the financial instruments carried at fair value on the Company’s balance sheet as of June 30, 2011. The table does not include assets and liabilities which are measured at historical cost or on any basis other than fair value (in thousands):

Description	Balance at June 30, 2011	Fair Value Measurements as of June 30, 2011
		Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$41,770	$41,770	$-	$-
Debt instruments – Corporate debt obligations	17,229	-	17,229	-
Debt instruments – Agency debt obligations	2,684	-	2,684	-
Investments in marketable securities – short-term:
Debt instruments – Corporate debt obligations	18,347	-	18,347	-
Debt instruments – Municipal debt obligations	13,045	-	13,045	-
Certificates of deposit	1,000	-	1,000	-

Assets at fair value	$94,075	$41,770	$52,305	$-

The Company’s level 2 financial instruments are valued using market prices on less active markets. These valuations use pricing models that vary by asset class, incorporating such data as available trade information for similar securities, expected cash flows and credit information.

3.	Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income. ASU 2011-05 amends the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, the entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amended guidance for public entities is effective for annual and interim periods within those years beginning after December 15, 2011, and is to be applied retrospectively. The Company intends to adopt this guidance at the beginning of its first quarter of fiscal year 2012, which is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04). ASU 2011-04 provides a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. Additionally, ASU 2011-04 amends certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 guidance is effective for interim and annual periods beginning after December 15, 2011, and is to be applied prospectively. The Company intends to adopt this guidance at the beginning of its first quarter of fiscal year 2012, which is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU 2011-02 clarifies existing guidance on a creditor’s evaluation of whether a restructuring constitutes a troubled debt restructuring, including clarification of a creditor’s evaluation of whether it has granted a concession and of whether a debtor is experiencing financial difficulties. The guidance for public entities is effective for the first interim or annual period beginning on or after June 15, 2011. The Company adopted the provisions on July 1, 2011, which had no impact on its financial statements.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

4.	Net Loss Per Share

Net loss per share is presented as basic and diluted net loss per share. Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options, restricted stock units and warrants are considered to be common stock equivalents, however they are not included in the calculations of diluted net loss per share as their effect is anti-dilutive. Additionally, the restricted stock units outstanding during the three and six months ended June 30, 2011 and 2010, were excluded from the basic net loss calculation as these units do not include dividend rights and therefore are not considered to be participating securities.

The actual net loss per share amounts for the three and six months ended June 30, 2011 and 2010 were computed based on the weighted average shares of common stock outstanding during the respective periods. The net loss per share for the three and six months ended June 30, 2011 includes the effect of the 12,500,000 common shares issued pursuant to a public offering in the fourth quarter of 2010. As a result of the issuance of these common shares, there is a lack of comparability in the basic and diluted net loss per share amounts for the three and six month periods presented.

The following is a reconciliation of the basic and diluted shares for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Shares for basic and dilutive net loss per share:
Weighted average common shares outstanding	63,428	50,522	63,307	50,518
Weighted average unvested common shares subject to repurchase	-	-	-	(2)

Denominator for basic and diluted earnings per share	63,428	50,522	63,307	50,516

At June 30, 2011 and 2010, stock options, restricted stock units, and warrants totaling 14,693,000 and 13,387,000 shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(19,214)	$(12,219)	$(43,586)	$(26,138)

Other comprehensive income:
Net unrealized gain on available-for-sale investments	1	-		-

Comprehensive loss	$(19,213)	$(12,219)	$(43,586)	$(26,138)

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.	Inventory

Inventories, stated at the lower of cost or market, consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Inventory:
Raw material	$94	$68
Finished goods	6,632	417

Total	$6,726	$485

7.	Property and Equipment

Property and equipment for operations were as follows (in thousands):

	June 30, 2011	December 31, 2010
Property and equipment:
Manufacturing equipment	$6,823	$4,016
Leasehold improvements	1,610	1,610
Computer equipment and software	1,479	1,505
Furniture and fixtures	455	455
Construction-in-process	2,924	3,813

	13,291	11,399
Less accumulated depreciation	(3,189)	(2,413)

Total	$10,102	$8,986

For the three months ended June 30, 2011 and 2010, the Company incurred depreciation expense of $424,000 and $181,000, respectively. For the six months ended June 30, 2011 and 2010, the Company incurred depreciation expense of $822,000 and $339,000, respectively.

8.	Investments in Marketable Securities

The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

At June 30, 2011	Amortized Cost Basis	Other-than- temporary Impairments	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
Debt instruments – Corporate debt obligations	$18,347	$-	$-	$-	$18,347
Debt instruments – Municipal debt obligations	13,045	-	-	-	13,045
Certificates of deposit	1,000	-	-	-	1,000

	$32,392	$-	$-	$-	$32,392

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

At December 31, 2010	Amortized Cost Basis	Other-than- temporary Impairments	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
Debt instruments – Municipal debt obligations	$15,466	$-	$-	$-	$15,466
Debt instruments – Corporate debt obligations	5,500	-	-	-	5,500
Certificates of deposit	1,000	-	-	-	1,000

	$21,966	$-	$-	$-	$21,966

Investments by contractual maturity are as follows (in thousands):

	June 30, 2011		December 31, 2010
	Cost	Fair Value	Cost	Fair Value
Due or callable in one year or less	$32,392	$32,392	$21,966	$21,966
Due after one year	$-	$-	$-	$-

9.	Investment in Incline

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

As consideration for the option, the Company paid Incline a $3,500,000 upfront option fee and may pay Incline a second $3,500,000 fee upon Incline’s receipt of the second tranche of its Series A financing if the Company has not yet exercised its option to acquire Incline. During the first option period, the Company may acquire Incline for an amount not to exceed $135,000,000. During the second option period, the Company may acquire Incline for an amount not to exceed $228,000,000, plus payment of an additional amount not to exceed $57,000,000 upon FDA approval of IONSYS. The Company has notified Incline that it has decided not to exercise its option to acquire Incline during the first option period, however, the Company continues to have the right to acquire Incline during the second option period. The Company has received notice from Incline that the closing of the second tranche of its Series A financing is expected to occur on or about September 1, 2011, which would open the second option period.

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

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

In consideration of the Company’s expenditure of funds in connection with conducting due diligence on IONSYS, the Company received $500,000 of Incline Series A preferred stock, or 500,000 shares, on terms generally consistent with Incline’s other Series A preferred stock investors. The Company valued the initial $3,500,000 payment in June 2010 using the cost method, assigning $500,000 to the preferred stock and $3,000,000 to the option. Under the cost method, the fair value of the investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. As of June 30, 2011, the Company was not aware of any such adverse effects and therefore there has been no change to the carrying value of the investment. Both assets are recorded as other long-term assets on the Company’s balance sheets at June 30, 2011 and December 31, 2010, respectively.

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

The warrants issued and the upfront fees paid in connection with the Restated Agreement, have been recognized as a discount on the loan issuance. The legal and related expenses have been recognized as debt issuance costs on the Company’s balance sheets which, together with the warrants, upfront fee, growth capital final payment and fixed interest rate, will be amortized to interest expense throughout the life of the loan using an effective interest rate of 15.95%. The loans are collateralized by substantially all the assets of the Company (excluding intellectual property). Under the terms of the Restated Agreement, the Company may be precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and is subject to certain non-financial covenants and prepayment penalties. Upon the occurrence of an event of default, including a Material Adverse Change (as defined in the Restated Agreement), the lenders may declare all outstanding amounts due and payable under the Agreement. As of June 30, 2011, the Company was in compliance will all covenants under the Restated Agreement.

Warrants

In connection with the establishment of the previous $15,000,000 facility in 2007, the Company issued six fully exercisable warrants to the lenders to purchase an aggregate of 50,331 shares of the Company’s common stock at an exercise price of $12.67 per share, expiring November 30, 2014. The Company determined the fair value of these warrants to be $474,000 under the Black-Scholes valuation model using the following assumptions: risk-free interest rate of 3.64%; dividend yield of 0.0%; expected volatility of 70.0%; and a contractual term of seven years. As of June 30, 2011, all warrants related to the Second Amendment were outstanding.

In connection with the Restated Agreement, the Company issued three fully exercisable warrants to the lenders to purchase an aggregate of 254,793 shares of the Company’s common stock at an exercise price of $7.0645 per share, expiring June 18, 2017. The Company determined the relative fair value of these warrants to be $1,237,000, using the Black-Scholes valuation model. The value of the warrants was recorded as a discount to the note payable, and will be amortized to interest expense over the expected term of the loan agreement. The warrants were valued using the following assumptions: risk-free interest rate of 2.7%; dividend yield of 0.0%; expected volatility of 76.5%; and a contractual term of seven years. As of June 30, 2011, all warrants related to the Restated Agreement were outstanding.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

11.	Commitments and Contingencies

Leases

In May 2006, the Company entered into a six-year operating lease for 23,494 square feet of office space. The Company received certain tenant improvement allowances and rent abatement and has an option to extend the lease for five years following the expiration of the initial term. Monthly rental payments are adjusted on an annual basis and the lease expires in September 2012. As security for the lease, a letter of credit in the initial amount of $1,581,000 was required by the landlord. The letter of credit is collateralized by a certificate of deposit in the same amount that is classified as restricted cash in the Company’s balance sheets. The required amount subject to the letter of credit and corresponding certificate of deposit was eligible to be reduced by 22% on each of the first four anniversaries of the commencement of the lease and, as of June 30, 2011, the letter of credit and corresponding certificate of deposit had been reduced on each of the four anniversaries by an aggregate of $1,391,000. The value of the letter of credit and corresponding certificate of deposit, classified as restricted cash on the Company’s balance sheets was $190,000 at June 30, 2011 and December 31, 2010, respectively.

Rent expense under the Company’s lease agreement for the three months ended June 30, 2011 and 2010 was $215,000 and $214,000, respectively. Rent expense under the Company’s lease agreement for the six months ended June 30, 2011 and 2010 was $428,000 and $429,000, respectively.

Corporate Credit Card

In 2009, the Company entered into a pledge agreement pursuant to the establishment of a corporate credit card program whereby the Company pledged $150,000 in a certificate of deposit as collateral. During the six months ended June 30, 2011, the Company increased its pledged amount by $300,000 related to an increase in its credit limit. These funds are classified as restricted cash on the Company’s balance sheets at June 30, 2011 and December 31, 2010, respectively.

Supply Agreements

Baxter Healthcare Corporation

In July 2007, the Company entered into a development and supply agreement (the “Supply Agreement”) with Baxter Healthcare Corporation (“Baxter”) for the completion of pre-commercialization manufacturing development activities and the manufacture of commercial supplies of the finished drug product for OFIRMEV with an initial term of five years. Pursuant to the terms of the Supply Agreement, Baxter received development fees from the Company upon the completion of specified development activities, which the Company expensed as these activities had no alternative future uses at the time they were incurred. The Supply Agreement also required the Company to fund specified improvements at Baxter’s manufacturing facility and purchase certain equipment for use by Baxter in manufacturing OFIRMEV. Certain equipment purchased for the manufacture of OFIRMEV to which the Company retains title, has been capitalized on the Company’s balance sheets as property and equipment. During the three and six months ended June 30, 2010, the Company reimbursed Baxter approximately $622,000 and $650,000, respectively, for the facility improvements under this agreement, which were expensed as these costs were incurred. No reimbursements under this agreement were made during the three or six months ended June 30, 2011. Further, no development fees were paid by the Company during the three or six months ended June 30, 2011 and 2010.

In January 2011, the Company amended and restated the Supply Agreement (the “Amended Supply Agreement”) in connection with plans to expand the manufacturing capacity for OFIRMEV at Baxter. Similar to original Supply Agreement, all capital equipment and facility improvements included in the plan will be funded by the Company. The Company intends to capitalize these costs, as OFIRMEV has been approved by the FDA, however the Company is not able to reasonably estimate the cost of expansion until the capacity increase development plan is completed. Further, the Company will pay Baxter a per unit purchase price based on the amount of finished OFIRMEV drug product produced, which price will be increased annually, and may be adjusted to reflect an increase or decrease, as the case may be, in the cost of material required to manufacture OFIRMEV, subject to specified limitations. The Company is obligated to purchase a minimum number of units of OFIRMEV each year or pay Baxter an amount equal to the purchase price multiplied by the shortfall in units. In addition, Baxter will be the Company’s primary supplier of OFIRMEV up to a specified number of units in each year, subject to Baxter’s ability to timely supply the specified volumes required by the Company. However, if Baxter fails or declines to supply a sufficient quantity of OFIRMEV in accordance with the Company’s purchase orders during a specified period of time, then the Company may purchase that OFIRMEV from third party suppliers and such quantity will be deducted from the quantity of OFIRMEV that the Company otherwise would have been required to purchase from Baxter. The Company is also obligated to reimburse Baxter for all reasonable costs directly related to work performed by Baxter in support of any change in the active pharmaceutical ingredient (“API”) source or API manufacturing process. For the three and six months ended June 30, 2011, the Company had reimbursed Baxter approximately $160,000 for facility improvements pursuant to this amended contract. No reimbursements under this agreement were made during the three or six months ended June 30, 2010.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Lawrence Laboratories

In December 2010, the Company entered into a supplemental Supply Agreement (the “Supplemental Agreement”) with Lawrence Laboratories (“Lawrence”), an indirectly wholly-owned subsidiary of BMS, for the manufacture of commercial supplies of the finished drug product for OFIRMEV. Bristol-Myers Squibb Srl (“BMS Anagni”), an indirect subsidiary of BMS, will manufacture the product on behalf of Lawrence. BMS Anagni also currently manufactures intravenous acetaminophen for sale and distribution by BMS and its affiliates in a number of countries outside of the U.S. and Canada. At the time the Supplemental Agreement was executed, the Company submitted a supplemental NDA (“sNDA”) to the FDA, seeking the approval of the BMS Anagni facility as an additional manufacturing site for OFIRMEV. The FDA approved the BMS Anagni facility as an additional manufacturing site for OFIRMEV in March 2011.

Pursuant to the terms of the Supplemental Agreement, Lawrence will receive from the Company a set price for the OFIRMEV purchased, which prices may be adjusted by Lawrence, subject to specified limitations. In addition, the Company is obligated to purchase a minimum number of units each year following regulatory approval of OFIRMEV manufactured by Lawrence, or pay Lawrence an amount equal to the per-unit purchase price less Lawrence’s average material and direct labor costs for OFIRMEV, multiplied by the amount of the shortfall. The Company currently believes it will be required to pay a fee for a minimum purchase shortfall during the initial contract year ending in April 2012. However, the anticipated fee is expected to be recoverable through sales of the product received pursuant to the contract. As such, the Company will account for the fee as an increase to the cost of the product received during the contract year.

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

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

License Agreements and Acquired Development and Commercialization Rights

In March 2006, the Company in-licensed the technology and the exclusive development and commercialization rights to OFIRMEV in the U.S. and Canada from BMS. BMS sublicensed these rights to the Company under a license agreement with Pharmatop. As consideration for the license, the Company paid a $25,000,000 up-front fee and, as a result of the approval of the Company’s NDA for OFIRMEV in the fourth quarter of 2010, the Company paid an additional milestone payment of $15,000,000 in the fourth quarter of 2010. The Company may be required to make future milestone payments totaling up to $25,000,000 upon the achievement of certain levels of net sales. In addition, the Company is obligated to pay a royalty on net sales of the licensed products and has the right to grant sublicenses to third parties. The amount of such royalty ranges from the mid-teens to the mid-twenties, depending on the aggregate amount of net sales. The $25,000,000 up-front fee was recognized as research and development expense at the time the payment was made. The $15,000,000 milestone payment was recorded as an intangible asset on the Company’s balance sheets and is being amortized over the estimated useful life of the patent.

12.	Stockholder’s Equity

Public Offering

In November and December 2010, the Company issued an aggregate of 12,500,000 shares of its common stock at a purchase price of $8.00 per share pursuant to a public offering. The offering raised proceeds, net of offering costs and underwriting discounts and commissions, of $93,554,000.

Private Placement

In February 2009, the Company issued 12,039,794 shares of its common stock at a purchase price of $7.13 per share pursuant to a private placement. In addition to the shares of the Company’s common stock, warrants to purchase up to 6,019,897 additional shares of the Company’s common stock were also issued as part of the transaction at a price of $0.125 per warrant. Each warrant is immediately exercisable and has a five-year term. The warrants may be exercised through either cash or net exercise for one share of common stock at a price of $7.84 and have been accounted for as permanent equity. As of June 30, 2011, all warrants related to the private placement were outstanding.

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

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

13.	Segment Information

The Company operates and manages its business as principally one segment. It sells its only product, OFIRMEV, primarily to established wholesale distributors in the pharmaceutical industry, including to the nation’s three leading wholesale pharmaceutical distributors: AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation.

Shipments to wholesalers representing approximately 10% or more of total product sales for the periods presented were as follows (as a percentage of total gross product sales):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
AmerisourceBergen Corporation	40%	36%
Cardinal Health, Inc.	39%	33%
McKesson Corporation Inc.	11%	22%

14.	Income Taxes

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 2004 and forward are subject to examination by the Federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest and/or penalties related to income tax matters in the Company’s balance sheets at June 30, 2011 and December 31, 2010, and has recognized no interest and/or penalties in the Company’s statements of operations for the three or six months ended June 30, 2011 and 2010, respectively. Further, as of June 30, 2011, the Company had not recorded any unrecognized tax benefits.

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

15.	Subsequent Events

On July 8, 2011 and July 13, 2011, the Company received a notice from Paddock Laboratories, Inc. (“Paddock”), a Minneapolis, Minnesota based company, and Exela Pharma Sciences, LCC, a North Carolina based company, respectively, stating that the sender had filed an Abbreviated New Drug Application (“ANDA”) containing a “Paragraph IV” patent certification with the FDA for a generic version of the Company’s drug, OFIRMEV® (acetaminophen) injection (1000 mg/100 mL, 10 mg/mL). These notices state that the Paragraph IV patent certifications were made with respect to both patents for OFIRMEV listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. A Paragraph IV patent certification is a certification by a generic applicant that, in the opinion of that applicant, the patent listed in the Orange Book for a branded product is invalid, unenforceable, or will not be infringed by the manufacture, use or sale of the generic product.

The Company is currently reviewing the details of the notice. Under the Federal Food, Drug, and Cosmetic Act and the FDA’s implementing regulations, the filing of a patent infringement lawsuit within 45 days of the receipt of notice of a Paragraph IV patent certification automatically prevents the FDA from approving the ANDA until the earlier of the expiration of a 30-month period, the expiration of the patents, the entry of a settlement order stating that the patents are invalid or not infringed, a decision in the infringement case that is favorable to the ANDA applicant, or such shorter or longer period as the court may order.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

The Company intends to vigorously enforce its intellectual property rights relating to OFIRMEV, but cannot predict the outcome of this matter or guarantee the outcome of any litigation. OFIRMEV is protected by two patents, both of which are listed in the Orange Book.

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

Overview

We are a biopharmaceutical company focused on in-licensing, developing and commercializing proprietary product candidates principally for use in the hospital setting. We intend to build a leading franchise in the hospital setting, continuing to focus on products that are in late stages of development, currently commercialized outside the U.S., or approved in the U.S. but with significant commercial potential for proprietary new uses or formulations. In 2006, we in-licensed the exclusive U.S. and Canadian rights to OFIRMEV® (acetaminophen) injection, an intravenous formulation of acetaminophen, from Bristol-Myers Squibb Company, or BMS, which currently markets the product in Europe and several other markets under the brand name Perfalgan®. In November 2010, OFIRMEV was approved by the U.S. Food and Drug Administration, or FDA, and we commercially launched OFIRMEV in the U.S. in January 2011. As of July 31, 2011, OFIRMEV had been approved on over 1,150 hospital formularies, which we believe positions us well for future revenue growth.

In June 2010 we entered into an agreement with Incline Therapeutics, Inc., or Incline, that provides us with the exclusive, irrevocable option to acquire Incline within a specified future time period. Incline is developing IONSYS™ (fentanyl iontophoretic transdermal system), an investigational product candidate intended to provide patient-controlled analgesia for adult inpatients requiring opioids following surgery. We believe that, if approved by the FDA, IONSYS could represent a potentially significant commercial opportunity and be an excellent strategic fit with OFIRMEV. Our initial option period to acquire Incline extends until one day prior to Incline’s receipt of the second tranche of its Series A financing, or June 2011, whichever occurs later. During this period, we may acquire Incline for an amount not to exceed $135.0 million. During the following option period, the acquisition cost would be an amount not to exceed $228.0 million, plus payment of an additional amount not to exceed $57.0 million upon FDA approval of IONSYS. We have notified Incline that we have decided not to exercise our option to acquire Incline during the first option period, but we continue to have the right to acquire Incline during the second option period. We have received notice from Incline that the closing of the second tranche of its Series A financing is expected to occur on or about September 1, 2011, which would open the second option period.

We have incurred significant net losses since our inception and have financed our operations primarily through the sale of equity securities in both public and private offerings. Most recently, we sold 12.5 million shares in a public offering in the fourth quarter of 2010 and received aggregate net proceeds of approximately $93.6 million (after underwriting discounts and offering costs). From inception through June 30, 2011, we have received net proceeds of approximately $366.3 million from the sale of our preferred stock, common stock and warrants to purchase common stock. Additionally, we have entered into loan and security agreements with Oxford Finance Corporation, Silicon Valley Bank and GE Business Financial Services Inc. to provide us with growth capital. As of June 30, 2011 the principal balance outstanding on our current facility with this loan syndicate was $30.0 million.

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

We own or have rights to various trademarks, copyrights and tradenames used in our business, including the following: Cadence®, OFIRMEV® and the OFIRMEV logo. This report also contains trademarks of other companies, including IONSYS™, a registered trademark of Incline, Perfalgan®, a registered trademark of BMS, and Caldolor® a registered trademark of Cumberland Pharmaceuticals, Inc.

Revenue

Product Revenue

In January 2011, we commercially launched OFIRMEV and began to recognize revenue on wholesaler shipment to hospitals and other end-user customers. For the three and six months ended June 30, 2011, we recognized net revenue for sales to hospitals and other end-users of $1.7 million and $2.1 million, respectively. As of June 30, 2011, over 1,200 U.S. hospitals had placed an order for OFIRMEV, and approximately 60% of those institutions had placed multiple orders for the product.

Our revenue is reported net of certain sales reserves and allowances. These reserves and allowances include distribution service fees, a prompt payment reserve, a product return reserve, a group purchasing discount and administrative service reserve, and an allowance for bad debts. Distribution service fees arise from contractual agreements between us and certain wholesalers for distribution services they provide with respect to OFIRMEV. These fees are generally a fixed percentage of the price of the product purchased by these wholesalers. The prompt payment reserve is based upon cash discounts we offer certain wholesalers as an incentive to meet certain payment terms. We account for these cash discounts at the time the sale is made to the wholesalers and reduce our accounts receivable accordingly. The group purchasing discount and administrative service fee is based upon contracted discounts we provide to members of certain purchasing groups. We estimate the sales through our wholesalers to the group purchasing organization members and accrue for the chargebacks we anticipate from such sales based on the difference between the current retail price and the reduced price paid by the group purchasing organization members. A group purchasing organization administrative fee that we incur in exchange for administrative services provided by the group purchasing organizations for these transactions is also recorded at the time of sale. The return reserve and allowance for bad debt is based on management’s best estimate of the sales recorded during the period that are anticipated to be returned or that will be uncollectable.

Until we have sufficient sales and returns history, we are deferring the recognition of revenue from shipments to independent third-party wholesalers until the product is sold to the end-user customer. Revenue from product sales that remains with the wholesalers at period end is recorded as deferred revenue.

Licensing Revenue

In November 2010 we entered into a data license agreement with Terumo Corporation, or Terumo, and SCR Pharmatop S.A., or Pharmatop. As part of the data license agreement, we provided to Terumo certain data and information resulting from our clinical development program for OFIRMEV for Terumo’s use in obtaining regulatory approval for and commercializing the same intravenous formulation of acetaminophen in Japan. Further, we will provide to Terumo, without charge, up to 500 hours of technical assistance and consulting services in relation to the licensed technical information, data and know-how in order to assist Terumo in obtaining regulatory approval and manufacturing capacity for the product candidate. In April 2011, we received an upfront payment of $5.3 million under the terms of the data license agreement. If Terumo is successful in its efforts to obtain regulatory approval for and commercialize the product in Japan, we may be entitled to an additional lump-sum payment upon the first commercial sale of the product candidates and royalty payments upon any commercial sales of the product in Japan.

We reviewed the agreement pursuant to multiple-element arrangement guidance and determined both the data license and consulting service deliverables were separate units of accounting, each having value on a standalone basis. We estimated the fair value of the data license based upon similar proposals from third parties and internal costs we incurred in developing the data and obtaining similar rights. The value of the consulting services was based on contracts we had engaged with third parties for similar services. We allocated the value of the payment received on a relative fair value basis and will recognize the consideration allocated to the data license upon delivery and the consideration allocated to the consulting services as such services are rendered. There is no right of return or similar refund provisions in the data license agreement. As such, during the three and six months ended June 30, 2011, we recognized $5.2 million of licensing revenue under the data license agreement with Terumo for the data provided and consulting hours incurred. The remaining payment balance of $0.1 million reflects the value of the outstanding consulting hours we are obligated to provide under the terms of the contract through November 2012. This balance is recorded as deferred revenue on our balance sheet at June 30, 2011 and will be recognized as revenue as the consulting services are rendered. No similar revenue was recognized during the three and six months ended June 30, 2010.

Cost of Sales

Our cost of sales consists primarily of our third-party manufacturing costs, internal manufacturing overhead, indirect and personnel overhead costs, freight, excess or obsolete inventory adjustments, the cost of purchasing the active pharmaceutical ingredient for OFIRMEV, acetaminophen, and royalties due under our license agreement with BMS. These royalties ranges from the mid-teens to the mid-twenties, depending on the aggregate amount of net sales we record per contract year.

License Fees and Patent Amortization

As a result of the FDA’s approval of OFIRMEV, we paid a $15.0 million license fee in the fourth quarter of 2010 pursuant to the term of our license agreement with BMS. We have capitalized this payment on our balance sheets and are amortizing the balance on a straight-line basis, based upon the estimated life of the underlying patent assets. We may be required to make two additional milestone payments totaling up to $25.0 million based upon the achievement of certain levels of net sales of OFIRMEV, which will be recognized as license fees in the period they are incurred, as appropriate. In addition, we paid a $25.0 million up-front license in 2006 to acquire the rights to OFIRMEV, which was immediately expensed as the asset had no established technological feasibility or alternative future use at that time.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries and related employee benefits for our sales and marketing staff; advertising, marketing and other promotional costs for OFIRMEV; selling expenses for our sales representatives, including travel-related costs; salaries and related employee benefits for our administrative, finance, human resources, legal, business development and internal systems support functions; costs incurred in relation to our medical affairs programs, including salaries, related employee benefits and costs incurred by our medical science liaisons; as well as the related professional fees for these functions, insurance and facility costs.

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

Interest and Other Income and Expense

Our interest income consists primarily of interest earned on our cash, cash equivalents and short-term investments. Interest expense consists of the interest we have incurred under our loan and security agreements and the amortization of debt issuance costs. Other income and expense includes federal grants we have received, gains or losses recognized on transactions denominated in foreign currencies and other transactions not related to our operations.

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

Our wholesaler agreements provide selling prices that are fixed on the date of sale, although we offer certain discounts to group purchasing organizations. The wholesalers take title to the product, bear the risk of loss of ownership, and have economic substance to the inventory. Further, we have no significant obligations for future performance to generate pull-through sales, however we do allow our wholesalers to return product that is damaged or received in error. Additionally, we allow for product to be returned beginning six months prior to, and ending twelve months following, product expiration. As OFIRMEV is our first and only commercially available product, we do not believe we have sufficient history to accurately predict product returns from our wholesaler distribution channel. Therefore, we will recognize revenue when these wholesalers sell OFIRMEV to hospitals or other end-user customers until we have sufficient history to accurately estimate returns from the wholesalers. Shipments of product that are not recognized as revenue are treated as deferred revenue until evidence exists to confirm pull-through sales to hospitals or other end-user customers have occurred.

We also record certain sales reserves and allowances as a reduction to gross revenue and deferred revenue. These reserves and allowances include distribution service fees, a prompt payment reserve, a product return reserve, a group purchasing discount and administrative service fee, and an allowance for bad debts. Distribution service fees arise from contractual agreements between us and certain wholesalers for distribution services they provide with respect to OFIRMEV. These fees are generally a fixed percentage of the price of the product purchased by these wholesalers. The prompt payment reserve is based upon cash discounts we offer certain wholesalers as an incentive to meet certain payment terms. We account for these cash discounts at the time the sale is made to the wholesalers and reduce our accounts receivable accordingly. The group purchasing discount and administrative service fee is based upon contracted discounts we provide to members of certain purchasing groups. We estimate the sales through our wholesalers to the group purchasing organization members and accrue for the chargebacks we anticipate from such sales based on the difference between the current retail price and the reduced price paid by the group purchasing organization members. A group purchasing organization administrative fee that we incur in exchange for administrative services provided by the group purchasing organizations for these transactions is also recorded at the time of sale. The return reserve and allowance for bad debt is based on management’s best estimate of the sales recorded during the period that are anticipated on being returned or that will be uncollectable.

Revenue from our data license agreement is recognized upon delivery of the goods and services provided, based upon the consideration allocated to each deliverable. Consideration allocated to the data license is recognized as revenue upon delivery of the data. Consideration allocated to the consulting services is recognized as revenue as such services are rendered.

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

Accounts Receivable

We extend credit to our customers in the normal course of business based upon an evaluation of the customer’s credit history, financial condition and other factors. Trade accounts receivable are recorded on gross sales to wholesalers, net of allowances for prompt payment discounts, chargebacks and doubtful accounts. Wholesaler distribution fees are recorded as accounts payable and accrued liabilities. Estimates of allowances for doubtful accounts are determined by evaluating individual customer circumstances, historical payment patters, length of time past due, economic and other factors.

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

Results of Operations

Three-Month Periods Ended June 30, 2011 and 2010

Revenue

During the three months ended June 30, 2011, we recognized $1.7 million of net product revenue from the sale of OFIRMEV to hospitals and other end-users. We launched OFIRMEV in January 2011 and it is our first commercial product. Until we have a sufficient history to predict product returns, we are deferring the recognition of revenue from shipments to independent third-party wholesalers until the product is sold by these wholesalers to hospitals or other end-user customers. Included in the net revenue recognized are reductions for distribution service fees, prompt payment discounts and other reserves and allowances.

Additionally, we recognized $5.2 million of licensing revenue under the data license agreement with Terumo for the data we provided and consulting hours incurred pursuant to the terms of the agreement. No similar revenues were recognized during the three months ended June 30, 2010.

Cost and Expenses

Cost of Sales. Our cost of product sales for the three months ended June 30, 2011 was $1.0 million, which includes the direct costs for manufacturing and inventory management of OFIRMEV, indirect costs associated with manufacturing, including management personnel and depreciation of the manufacturing equipment, and royalties incurred on sales of OFIRMEV.

Amortization of patent license. For the three months ended June 30, 2011, we incurred $0.3 million of non-cash expense related to the amortization of the $15.0 million license payment made to BMS following the New Drug Application, or NDA, approval of OFIRMEV. No such amortization was incurred during the three months ended June 30, 2010.

Research and Development Expenses. Research and development expenses decreased $0.2 million for the three months ended June 30, 2011, to $2.6 million, from $2.8 million for the three months ended June 30, 2010. This decrease was primarily due to a reduction in manufacturing development expenses incurred during the three months ended June 30, 2010 in preparation for the 2010 commercialization of OFIRMEV that were not incurred during the current period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $13.3 million, to $21.1 million, for the three months ended June 30, 2011, compared to $ 7.8 million for the comparable period in 2010. This increase was primarily due to costs related to the approximately 150 hospital sales specialists that we hired following the FDA approval of OFIRMEV in November 2010, including labor-related costs, travel expenses, selling and education related costs. Further, we incurred additional marketing and promotion expenses and medical affairs costs during the three months ended June 30, 2011 as compared to 2010, in support of the commercial launch of OFIRMEV.

Other Operating Expenses. During the second quarter of 2010 we modified the design of our planned second production line for OFIRMEV, resulting in the partial cancellation of a capital equipment order for which the Company identified an alternative supplier. As a result of the partial cancellation of the equipment, we incurred a charge of $1.2 million during the three months ended June 30, 2010 to impair the costs accumulated in construction-in-process for the equipment. Additionally, we incurred a charge of $0.1 million related to a reduction in force of six individuals during the three months ended June 30, 2010. No similar charges were recorded for the three months ended June 30, 2011.

Other Income and Expense, Net

Net other expense increased $0.8 million during the three months ended June 30, 2011, to $1.1 million, compared to $0.3 million for the three months ended June 30, 2010. This increase is primarily due to additional interest expense incurred on our outstanding debt balance, primarily due to a higher outstanding principal during the three months ended June 30, 2011 as compared to the same period in 2010.

Six-Month Periods Ended June 30, 2011 and 2010

Revenue

During the six months ended June 30, 2011, we recognized $2.1 million of revenue from the sale of OFIRMEV to hospitals and other end-users, net of discounts and reserves. Additionally, during the six months ended June 30, 2011, we recognized $5.2 million of revenue related to our data license agreement with Terumo and Pharmatop. No similar revenue was recognized during the six months ended June 30, 2010. As of June 30, 2011, revenue of $0.6 million on shipments to third-party wholesalers had not been recognized and was reported as deferred revenue on our balance sheet. Further, revenue of $0.1 million received under our data license agreement with Terumo and Pharmatop was reported as deferred revenue on our balance sheet as of June 30, 2011.

Cost and Expenses

Cost of Sales. Our cost of product sales for the six months ended June 30, 2011 was $1.3 million and includes a higher absorption rate of overhead as we commenced manufacturing and began to increase our manufacturing throughput during the period.

Amortization of patent license. For the six months ended June 30, 2011, we incurred $0.9 million of non-cash expense related to the amortization of the $15.0 million license payment made to BMS following the NDA approval of OFIRMEV. No such amortization was incurred during the six months ended June 30, 2010.

Research and Development Expenses. Research and development expenses decreased $1.7 million for the six months ended June 30, 2011, to $5.3 million, from $7.0 million for the six months ended June 30, 2010. This decrease was primarily due to a reduction in manufacturing development expenses incurred during the six months ended June 30, 2010 in preparation for the commercialization of OFIRMEV that were not incurred during the current period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $23.8 million, to $41.1 million, for the six months ended June 30, 2011, compared to $17.3 million for the comparable period in 2010. This increase was primarily due to costs related to our team of hospital sales specialists, hired following the FDA approval of OFIRMEV in November 2010, including labor-related costs, travel expenses, selling and education related costs, and costs incurred for our national launch meeting in January 2011. Further, we have incurred additional advertising, marketing and promotion expenses and medical affairs costs during the six months ended June 30, 2011 in support of our commercial operations of OFIRMEV as compared to the 2010 period.

Other Operating Expenses. During the second quarter of 2010 we modified the design of our planned second production line for OFIRMEV, resulting in the partial cancellation of a capital equipment order for which the Company identified an alternative supplier. As a result of the partial cancellation of the equipment, we incurred a charge of $1.2 million during the six months ended June 30, 2010 to impair the costs accumulated in construction-in-process for the equipment. Additionally, we incurred a charge of $0.1 million related to a reduction in force of six individuals during the six months ended June 30, 2010. No similar charges were recorded for the six months ended June 30, 2011.

Other Income and Expense, Net

Net other expense increased $1.8 million during the six months ended June 30, 2011, to $2.3 million, compared to $0.5 million for the six months ended June 30, 2010. This increase is primarily due to additional interest expense incurred on our outstanding debt balance, primarily due to a higher outstanding principal during the six months ended June 30, 2011 as compared to the same period in 2010.

Liquidity and Capital Resources

As a biopharmaceutical company focused on in-licensing, developing and commercializing proprietary product candidates principally for use in the hospital setting, we enter into agreements to acquire the rights to develop and commercialize product candidates. These agreements and related development programs take significant resources and may not result in a commercial product to generate revenue. For example, we obtained the exclusive patent rights and know-how for OFIRMEV, currently our only product, for the U.S. and Canada pursuant to our license agreement with BMS. Under this agreement, we have paid a total of $40.0 million in up-front fees and milestone payments, and we may be required to make two future milestone payments totaling up to $25.0 million upon the achievement of certain levels of net sales. We are also obligated to pay royalties on any net sales of OFIRMEV. Moreover, in the second quarter of 2010 we entered into an option agreement pursuant to which we obtained an option to acquire Incline during two option periods. In consideration for the option we paid a $3.5 million upfront option fee and may pay a second $3.5 million fee upon Incline receiving the second tranche of its Series A financing if we have not yet exercised our option to acquire Incline. During the first option period, we may acquire Incline for an amount not to exceed $135.0 million. During the second option period, we may acquire Incline for an amount not to exceed $228.0 million, plus payment of an additional amount not to exceed $57.0 million upon FDA approval of IONSYS. We have notified Incline that we have decided not to exercise our option to acquire Incline during the first option period, but we continue to have the right to acquire Incline during the second option period. We have received notice from Incline that the closing of the second tranche of its Series A financing is expected to occur on or about September 1, 2011, which would open the second option period.

We have incurred over $42.0 million in research and development costs through December 31, 2010 on the OFIRMEV development program. In January 2011, we commenced sales of OFIRMEV however, as of June 30, 2011, we have realized only minimal revenue and continue to operate at a loss. We had also previously entered into a license agreement for our former omiganan pentahydrochloride product candidate under which we paid to Migenix an aggregate of $2.0 million in the form of an up-front fee, including the purchase of 617,284 shares of Migenix common stock. We incurred expenses of approximately $57.5 million specific to the omiganan project, which was discontinued in 2008. In May 2009, we terminated our license agreement with Migenix, and we will not be required to make future milestone or royalty payments under this agreement.

We have incurred significant net losses since our inception and, as of June 30, 2011, we had accumulated a deficit of $317.2 million. These losses have resulted principally from costs incurred in connection with research and development activities, including license fees, costs of clinical trial activities associated with our product candidates, the establishment of our commercial infrastructure, pre-commercialization manufacturing development activities and general and administrative expenses. We expect to continue to incur operating losses and expend significant resources in connection with our marketing and sales efforts for OFIRMEV, and our efforts to increase our manufacturing capacity to meet anticipated demand for this product. Further, we could incur significant expenses if we acquire or in-license additional products, technologies or businesses that are complementary to our own.

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

Since inception, our operations have been financed primarily through the sale of equity securities, in both public and private offerings. From our inception through June 30, 2011, we have received net proceeds of approximately $366.3 million from the sale of our preferred stock, common stock and warrants to purchase common stock. Through June 30, 2011, the sales of shares of our preferred stock, common stock and warrants were as follows:

•

from July 2004 to June 2011 (excluding our initial public offering, our February 2008 registered direct offering, our February 2009 private placement and our 2010 public offering), we issued and sold a total of 2,932,280 shares of common stock to our founders, employees, directors and consultants for aggregate net proceeds of $2.6 million;

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

Additionally, we have secured growth capital through loans with Silicon Valley Bank, Oxford Finance Corporation and GE Business Financial Services Inc. As of June 30, 2011, the current facility with this syndicate had an outstanding principal balance of $30.0 million and we had no further available credit. We will make interest-only payments on the outstanding balance of this facility through July 1, 2011, and subsequently we will make principal and interest payments to fully amortize the balance over the remaining 30 month term. In connection with the establishment of our loan agreements, we have issued warrants to the lenders to purchase shares of our stock. As of June 30, 2011, 63,079 shares of common stock had been issued from the exercise of warrants. Warrants to purchase an additional 50,331 common shares at $12.67 per share and 254,793 common shares at $7.0645 per share remain outstanding from our loan agreements.

Liquidity

As of June 30, 2011, we had $61.7 million in cash and cash equivalents, a decrease of $50.5 million from the $112.2 million at December 31, 2010. This decrease was primarily due to our use of cash from operations ($39.6 million), net purchases of available-for-sale investment securities ($10.5 million) and purchases of property and equipment ($1.4 million). These cash outflows were partially offset by the receipt of $1.4 million from the exercise of stock options during the six months ended June 30, 2011.

The $39.6 million of cash used in operations during the six months ended June 30, 2011 represents an $18.4 million increase from the $21.2 million of cash used in operations during the comparable period in 2010. This additional use of cash during 2011 was primarily due to the increased net loss we incurred during the 2011 period as we launched commercial sales for OFIRMEV in January 2011 with approximately 150 sales representatives. As part of our launch efforts, we have continued to build our inventory stock to meet anticipated future demand. As of June 30, 2011, we held $6.7 million of inventory, an increase of $6.2 million from the $0.5 million held at December 31, 2010. Our accounts payable and accrued liabilities have increased accordingly, due primarily to the increased commercial activities.

During the six months ended June 30, 2011, we continued to invest excess cash in investment vehicles to seek additional yield. During the 2011 period, we invested a net $10.5 million in available-for-sale securities, increasing our investments from $22.0 million at December 31, 2010 to $32.4 million at June 30, 2011. The investments held at June 30, 2011 primarily consist of municipal and corporate debt obligations with varying short-term maturity dates.

Our property and equipment balance at June 30, 2011 increased $1.1 million to $10.1 million, from $9.0 million as of December 31, 2010. This increase was primarily due to $1.9 million in capital equipment purchases, a portion of which was accrued but unpaid at June 30, 2011, primarily for the manufacture of OFIRMEV. These purchases were partially offset by $0.8 million of depreciation taken during the six months ended June 30, 2011. We are currently negotiating a development plan for a capacity increase at Baxter Healthcare Corporation, our primary third-party manufacturer for OFIRMEV. As part of this plan, we will fund all capital equipment purchases and facility improvements necessary for the capacity increase. However, we cannot reasonably estimate the cost of this expansion at this time as the capacity increase development plan has not been completed.

Capital Resources

Our cash, cash equivalent and short-term investment balances are our primary source of liquidity and currently the only sources available to us. We believe we have sufficient financial resources to fund our operations, at a minimum, for the next twelve months. However, our future funding requirements will depend on many factors, including, but not limited to:

•	the costs associated with our efforts to commercialize OFIRMEV;

•	the costs to manufacture commercial quantities of OFIRMEV at acceptable cost levels;

•	the market acceptance for OFIRMEV and level of sales we are able to generate for the product; and

•	any determination to exercise our option to acquire Incline.

Until we can generate significant cash from our operations, we expect to continue to fund our operations with our available financial resources, which are generated from the proceeds of offerings of our equity securities and our existing borrowings under our amended loan and security agreement. These financial resources may not be adequate to sustain our operations until we are able to generate significant positive cash flow from our operations and we may be required to finance future cash needs through the sale of additional equity securities, strategic collaboration agreements and debt financing. However, we cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. The capital markets have experienced volatility in recent years and the availability of credit has been adversely affected by illiquid credit markets and wide credit spreads. Further, concern about the stability of the markets in general, and the strength of counterparties specifically, has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our ability to obtain additional financing on terms acceptable to us, or at all. If these market conditions continue, they may limit our ability to timely replace maturing liabilities and to access the capital markets to meet liquidity needs. Having insufficient funds may require us to delay, scale-back or eliminate some or all of our programs or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. Additionally, if we raise funds by issuing equity securities, dilution to existing stockholders would result; and if we raise funds by incurring additional debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2011.

Recent Accounting Pronouncements

See Note 3 to the Notes to Condensed Financial Statements in Item 1 above for further discussion of recent accounting pronouncements.

Caution on Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, includes forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Forward-looking statements discuss matters that are not historical facts, and include, but are not limited to, discussions regarding our business, prospects, regulatory and commercialization strategies, growth strategy, future revenue, projected costs, competition, industry, regulatory environment, economic conditions, financial condition, liquidity and capital resources and results of operations. In this Quarterly Report, for example, we make forward-looking statements regarding: the anticipated U.S. market opportunity for OFIRMEV; the number of formulary approvals of OFIRMEV that we have received during the current year, and the potential for those formulary approvals to for future revenue growth; our strategy for building a long-term hospital pain franchise; our intention to vigorously enforce our intellectual property rights; the sufficiency of our capital resources to fund our operations; the potential for us to ultimately acquire Incline or other product candidates; and all of our financial estimates or projections. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words, “believe,” “may,” “might,” “can,” “could,” “will,” “would,”, “should,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” or similar expressions.

While we believe that the expectations reflected in this Quarterly Report are reasonable, the inclusion of any forward-looking statements should not be regarded as a representation that any of our plans will be achieved. Our actual results may differ from those anticipated in our forward looking statements as a result of various factors, including those set forth below under the caption “Part II, Item 1A — Risk Factors” and the differences may be material. These risk factors include, but are not limited to: our dependence on the successful commercialization of OFIRMEV, which is our only product; the potential that delays in achieving formulary acceptance for OFIRMEV at a substantial number of targeted accounts may enable competitors to further entrench their products and decrease the market potential for OFIRMEV; our ability to achieve broad market acceptance and generate revenues from sales of OFIRMEV; our ability to successfully enforce our marketing exclusivities and intellectual property rights, and to defend the patents covering OFIRMEV; the potential that we may be required to file lawsuits to defend our patent rights from challenges by companies seeking to market generic versions of intravenous acetaminophen, and the substantial costs associated with such lawsuits; the potential introduction of generic competition to OFIRMEV; our dependence on our licensors for the maintenance and enforcement of our intellectual property rights; the potential product liability exposure associated with pharmaceutical products such as OFIRMEV and other products we may in-license or acquire; our ability to fully comply with numerous federal, state and local laws and regulatory requirements that apply to our commercial activities; public concern regarding the safety of drug products such as OFIRMEV, which could result in the potential that regulatory agencies may implement new requirements to include unfavorable information in our labeling for OFIRMEV; our ability to ensure an adequate and continued supply of OFIRMEV to meet anticipated market demand; the risk that we may not be able to raise sufficient capital when needed, or at all; and other risks detailed below under Part II — Item 1A — Risk Factors and in our periodic public filings with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. All forward-looking statements are qualified in their entirety by this cautionary statement and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof. This caution is made under the safe harbor provisions of Section 21E of the Private Securities Litigation Reform Act of 1995.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our cash equivalents and short-term investments are classified as available-for-sale. As of June 30, 2011 our holdings consisted of investments in money market funds, debt obligations of government agencies, municipalities, commercial paper and certificates of deposit. These investments were made in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.

We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe our cash, cash equivalents and investment securities have significant risk of default or illiquidity. We made this determination based on discussions with our investment advisors and a review of our holdings. While we believe our cash, cash equivalents and investment securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. All of our investments are held at fair value. The following table shows the fair value of our cash equivalents and investments as of June 30, 2011 (in thousands):

	Amortized Cost Basis	Fair Value
Cash equivalents	$61,683	$61,683
Short-term investments	$32,392	$32,392

Debt

The loans under our current loan and security agreement have fixed interest rates. Consequently, we do not have significant interest rate cash flow exposure on our debt. The aggregate balance of the loans, net of the loan discount, under the agreement at June 30, 2011 was $29.1 million, and is collateralized by substantially all of our assets (excluding intellectual property). Under the terms of the agreement, we are precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and are subject to various non-financial covenants and prepayment penalties.

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

We launched OFIRMEV in January 2011, but our ability to effectively commercialize and generate revenues from OFIRMEV will depend on several factors, including:

•	our ability to create market demand for OFIRMEV through our own marketing and sales activities, and any other arrangements to promote this product we may later establish;

•	our ability to train, deploy and support a qualified sales force;

•	our ability to secure formulary approvals for OFIRMEV at a substantial number of targeted hospitals;

•	our ability to maintain and defend our patent protection and regulatory exclusivity for OFIRMEV;

•	our ability to procure a supply of OFIRMEV from our third-party manufacturers in sufficient quantities and at acceptable quality and pricing levels in order to meet commercial demand;

•	the performance of our third-party manufacturers and our ability to ensure that our supply chain for OFIRMEV efficiently and consistently delivers OFIRMEV to our customers;

•	our ability to implement and maintain agreements with wholesalers, distributors and group purchasing organizations on commercially reasonable terms;

•	the occurrence of adverse side effects or inadequate therapeutic efficacy of OFIRMEV, and any resulting product liability claims or product recalls; and

•	the availability of adequate levels of reimbursement coverage for OFIRMEV from third-party payors.

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

We may require substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate some or all of our planned activities.*

We began generating revenue from the launch of OFIRMEV in January 2011, however, we expect our negative cash flow from operations to continue until we are able to generate significant revenues from sales of OFIRMEV. As a result, we may need to raise additional capital to:

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

Until we can generate a sufficient amount of revenue from sales of OFIRMEV, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash and investment balances. For example, in February 2009, we completed a private placement of common stock and warrants to purchase common stock, raising net proceeds of approximately $86.2 million. In June 2010, we drew an initial advance of $20.0 million under our loan and security agreement with Oxford Finance Corporation, Silicon Valley Bank and GE Business Financial Services, Inc., and a second advance of $10.0 million was made in November 2010, following the approval of OFIRMEV by the FDA. In addition, in November 2010, we undertook a public offering of common stock that raised net proceeds of approximately $93.6 million. Our existing universal shelf registration statement, which was declared effective in May 2011, may permit us, from time to time, to offer and sell up to approximately $150.0 million of equity or debt securities. However, there can be no assurance that we would be able to complete any such securities offerings, and to the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted.

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

We have never marketed a drug before, and if we are unable to maintain an effective commercial infrastructure, we will not be able to successfully commercialize OFIRMEV.*

We have built our own sales and marketing capabilities in order to market OFIRMEV directly to physicians, nurses, hospitals, group purchasing organizations and other customers, and will continue to incur significant expenses associated with the recruitment, training and compensation of our sales representatives. We expect that the annual sales force cost associated with each of our sales representatives will be approximately $325,000, but it could be significantly more. The continued development of our hospital-focused sales, marketing and distribution infrastructure for our domestic operations will be expensive and time consuming, and there may be unforeseen costs and expenses or time-delays associated with such activities. If we are not successful in training and managing our sales and marketing personnel, we may not achieve our sales objectives. In addition, if we are unable to establish and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue, may experience increased expenses, and may never become profitable.

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

Competitors may seek to develop alternative formulations of intravenous acetaminophen for our targeted indications that do not directly infringe our in-licensed patent rights. The commercial opportunity for OFIRMEV could be significantly harmed if competitors are able to develop alternative formulations outside the scope of our in-licensed patents. On July 8, 2011, we received a notice from Paddock Laboratories, Inc., or Paddock, and on July 13, 2011, we received a notice from Exela Pharma Sciences, LLC, or Exela, each stating that it had filed an Abbreviated New Drug Application, or ANDA, with the FDA for a generic version of OFIRMEV. Both of these notices state that a “Paragraph IV” patent certification was made with respect to the two patents covering OFIRMEV that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. A Paragraph IV patent certification is a certification by a generic applicant that, in the opinion of that applicant, the patent listed in the Orange Book for a branded product is invalid, unenforceable, or will not be infringed by the manufacture, use or sale of the generic product. We are currently reviewing the details of these notices. We intend to vigorously enforce our intellectual property rights relating to OFIRMEV, but we cannot predict the outcome of these matters or guarantee the outcome of any litigation. In addition, we are aware of several third-party U.S. and Canadian patents and patent applications directed to various potential injectable formulations of acetaminophen, including intravenous formulations, as well as methods of making and using these potential formulations. Compared to us, many of our potential competitors have substantially greater:

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

In March 2010, the President signed the Patient Protection and Affordable Care Act, or PPACA, which makes extensive changes to the delivery of health care in the U.S. The PPACA includes numerous provisions that affect pharmaceutical companies, some of which were effective immediately and others of which will be taking effect over the next several years. For example, the PPACA seeks to expand health care coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The PPACA will also impose substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit, an annual fee imposed on all manufacturers of brand prescription drugs in the U.S., and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics. The PPACA also contains cost containment measures that could reduce reimbursement levels for health care items and services generally, including pharmaceuticals. It also will require reporting and public disclosure of payments and other transfers of value provided by pharmaceutical companies to physicians and teaching hospitals. We cannot predict what effect the PPACA or other healthcare reform initiatives that may be adopted in the future will have on our business. Several lawsuits have been filed challenging the constitutionality of provisions of the PPACA, with varying results. Although it is possible that portions of the PPACA may be repealed or determined to be unconstitutional, other health reform legislation may be implemented. The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care services to contain or reduce costs of health care could result in decreased net revenues from our pharmaceutical products and decrease potential returns from our development efforts.

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

In light of widely publicized events concerning the safety risk of certain drug products, the FDA, members of Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and the establishment of risk management programs that may, for example, restrict distribution of drug products after approval. For example, in January 2011, the FDA issued a press release and posted on its website a drug safety communication asking manufacturers of prescription drug products containing combinations of acetaminophen and opioid medications to limit the amount of acetaminophen to no more than 325 milligrams (mg) in each dosage unit (i.e. each tablet or caplet). In the announcement, the FDA also requested manufacturers to update labels for such products to include a boxed warning highlighting the potential for severe acetaminophen-induced liver injury and a warning highlighting the potential for allergic reactions. The boxed warning required for affected products reaffirms previous statements made by the FDA that most cases of liver injury are associated with acetaminophen doses that exceed 4,000 mg per day. While the FDA has indicated that this communication does not apply to intravenous acetaminophen, it is possible that the FDA may apply similar labeling requirements to OFIRMEV in the future. In addition, we reaffirmed our dosing recommendations for OFIRMEV in July 2011 following a news release by a major manufacturer of over-the-counter acetaminophen products announcing its plan to lower the recommended maximum daily dose of some oral acetaminophen products in an effort to reduce the risk of accidental acetaminophen overdose among its customers in the over-the-counter setting. Any perception or concern that acetaminophen is unsafe could harm our ability to successfully commercialize and sell OFIRMEV, which could have a material adverse effect on our business, financial condition and results of operations.

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

If the government or third-party payors fail to provide coverage and adequate coverage and payment rates for OFIRMEV or any future products we may license or acquire, if any, or if hospitals choose to use therapies that are less expensive, our revenue and prospects for profitability will be limited.*

In both domestic and foreign markets, our anticipated sales of OFIRMEV or any future products will depend in part upon the availability of coverage and reimbursement from third-party payors. Such third-party payors include government health programs such as Medicare, managed care providers, private health insurers and other organizations. In particular, many U.S. hospitals receive a fixed reimbursement amount per procedure for certain surgeries and other treatment therapies they perform. Because this amount may not be based on the actual expenses the hospital incurs, hospitals may choose to use therapies which are less expensive when compared to our product candidates. In addition, some third-party payors are emphasizing the substitution of branded pharmaceuticals with less expensive generic equivalents. An increase in the sales of generic pharmaceutical products could result in a decrease in revenues of branded pharmaceuticals. While there are no generic equivalents competing with OFIRMEV at this time, in the future we could face generic competition. On July 8, 2011, we received a notice from Paddock, and on July 13, 2011, we received a notice from Exela, each stating that it had filed an ANDA with the FDA for a generic version of OFIRMEV. These notices state that a Paragraph IV patent certification was made with respect to the two patents covering OFIRMEV that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. A Paragraph IV patent certification is a certification by a generic applicant that, in the opinion of that applicant, the patent listed in the Orange Book for a branded product is invalid, unenforceable, or will not be infringed by the manufacture, use or sale of the generic product. We are currently reviewing the details of these notices. We intend to vigorously enforce our intellectual property rights relating to OFIRMEV, but we cannot predict the outcome of these matters or guarantee the outcome of any litigation. OFIRMEV or any other product candidates that we may in-license or acquire, if approved, will face competition from other therapies and drugs, as well as other routes of administration of acetaminophen, for these limited hospital financial resources. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to the satisfaction of hospitals, other target customers and their third-party payors. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

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

As of July 31, 2011, we had approximately 240 employees. The commercial launch of OFIRMEV required us to substantially expand our managerial, commercial, financial and other personnel resources, particularly in sales and marketing positions. For example, in anticipation of the commercial launch of OFIRMEV, we hired 147 sales representatives during the period from November 2010 through January 2011. Our management, personnel, systems and facilities currently in place may not be adequate to support this recent growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

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

We may not be able to exercise our option to acquire Incline and, even if we are able to, we may fail to realize the anticipated benefits of the transaction.*

We signed an agreement in June 2010 granting us the option to acquire Incline, but we may not have sufficient capital to exercise this option. If we elect to exercise the option, the payment of up to $135.0 million during the first option period, or up to $228.0 million, plus up to $57.0 million upon FDA approval of IONSYS, during the second option period, would require us to raise additional funds to finance the acquisition. Raising such additional funds or paying up to 50% of the applicable option exercise payment in the form of our common stock would result in the incurrence of additional indebtedness or dilution for our stockholders. We have notified Incline that we have decided not to exercise our option to acquire Incline during the first option period, but we continue to have the right to acquire Incline during the second option period. We have received notice from Incline that the closing of the second tranche of its Series A financing is expected to occur on or about September 1, 2011, which would open the second option period.

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

Risks Related to Intellectual Property

The patent rights that we have in-licensed covering OFIRMEV are limited to a specific intravenous formulation of acetaminophen, and our market opportunity for this product candidate may be limited by the lack of patent protection for the active ingredient itself and other formulations that may be developed by competitors.*

The active ingredient in OFIRMEV is acetaminophen. Patent protection is not available for the acetaminophen molecule itself in the territories licensed to us, which include the U.S. and Canada. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredient as OFIRMEV so long as the competitors do not infringe any process or formulation patents that we have in-licensed from BMS and its licensor, SCR Pharmatop. We are the exclusive licensee of two U.S. patents and two issued Canadian patents owned by Pharmatop, under BMS’s license to these patents from Pharmatop. U.S. Patent No. 6,028,222 (Canadian patent number 2,233,924) covers the formulation of OFIRMEV, and this patent expires in August 2017. U.S. Patent No. 6,992,218 (Canadian patent number 2,415,403) covers the process used to manufacture OFIRMEV, and this patent expires in June 2021. We plan to complete a pediatric clinical trial and, upon timely completion and the acceptance by the FDA of the data from this study, OFIRMEV will be eligible for an additional six months of marketing exclusivity.

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

Two third parties have challenged, and additional third parties may challenge the patents covering OFIRMEV, which could result in the invalidation or unenforceability of some or all of the relevant patent claims. For example, if a third party files an ANDA for a generic drug product containing acetaminophen and relies in whole or in part on studies conducted by or for us, the third party will be required to certify to the FDA that, in the opinion of that third party, the patent listed in the Orange Book for a branded product is invalid, unenforceable, or will not be infringed by the manufacture, use or sale of the third party’s generic drug product. A third party certification that the new product will not infringe the Orange Book-listed patents for OFIRMEV, or that such patents are invalid, is called a Paragraph IV patent certification. If the third party submits a Paragraph IV patent certification to the FDA, a notice of the Paragraph IV patent certification must also be sent to us once the third-party’s ANDA is accepted for filing by the FDA. A lawsuit may then be initiated to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of the receipt of notice of a Paragraph IV patent certification automatically prevents the FDA from approving the ANDA until the earlier of the expiration of a 30-month period, the expiration of the patents, the entry of a settlement order stating that the patents are invalid or not infringed, a decision in the infringement case that is favorable to the ANDA applicant, or such shorter or longer period as the court may order. If a patent infringement lawsuit is not initiated within the required 45-day period, the third-party’s ANDA will not be subject to the 30-month stay.

On July 8, 2011, we received a notice from Paddock, and on July 13, 2011, we received a notice from Exela, each stating that it had filed an ANDA containing a Paragraph IV patent certification with the FDA for a generic version of OFIRMEV. Each notice stated that the Paragraph IV patent certification was made with respect to both patents for OFIRMEV listed in the Orange Book. We are currently reviewing the details of these notices. We intend to vigorously enforce our intellectual property rights relating to OFIRMEV, but we cannot predict the outcome of these matters or guarantee the outcome of any litigation.

Certain pharmaceutical companies’ patent settlement agreements with generic pharmaceutical companies have been challenged by the U.S. Federal Trade Commission alleging a violation of Section 5(a) of the Federal Trade Commission Act, and any patent settlement agreement that we may enter into with any generic pharmaceutical company may be subject to similar challenges, which could be both expensive and time consuming and may render such settlement agreements unenforceable.

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

We began generating revenues from the commercialization of OFIRMEV in January 2011. Prior to that time, we focused primarily on in-licensing and developing OFIRMEV and our former product candidate, omiganan pentahydrochloride, with the goal of supporting regulatory approval for these product candidates. We have incurred losses in each year since our inception in May 2004, including net losses of $56.6 million, $45.5 million and $57.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of June 30, 2011, we had an accumulated deficit of $317.2 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. For example, while our development expenses decreased in 2010 and 2009 due to the completion of our clinical development program for OFIRMEV, and the discontinuation of our development program for our omiganan pentahydrochloride product candidate, we incurred increased pre-commercialization expenses during 2010 and 2009 as we prepared for the potential market launch of OFIRMEV. Further, in 2011 we have incurred significant increased sales, marketing and outsourced manufacturing expenses, as well as expenses related to the commercialization and marketing of this product. As a result, we expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

We were incorporated in May 2004 and have only been conducting operations with respect to OFIRMEV since March 2006 and our discontinued omiganan pentahydrochloride product candidate since July 2004. Prior to 2009, our operations were limited to organizing and staffing our company, in-licensing and conducting product development activities, including clinical trials and manufacturing development activities, for OFIRMEV and omiganan pentahydrochloride. Recently, we began to establish our commercial infrastructure for OFIRMEV, and in January 2011 we launched OFIRMEV and began generating revenues. We have not yet demonstrated an ability to successfully market and sell OFIRMEV or any other product candidate. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully commercializing pharmaceutical products.

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

To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. For example, we undertook a public offering of our common stock in November 2010 through which we issued a total of 12.5 million shares and raised net proceeds of $93.6 million. If we raise additional funds through alternative means such as licensing arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. For example, in June 2010, we entered into an amended and restated loan and security agreement with Oxford Finance Corporation, Silicon Valley Bank and GE Business Financial Services Inc. for a credit facility of up to $30.0 million. We drew the first advance of $20.0 million under this loan in June 2010. We amended this facility and drew the second advance of $10.0 million in November 2010, following FDA approval of OFIRMEV.

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

Our results of operations could be materially negatively affected by economic conditions generally, both in the U.S. and elsewhere around the world. Continuing concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a difficult residential real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and continued unemployment concerns, have precipitated significant economic uncertainty. Domestic and international equity markets continue to experience heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on us. In the event of continuing market turbulence, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may decline.

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

The trading prices for our common stock during the 52 weeks ending June 30, 2011 ranged from a high of $10.00 to a low of $6.59. The market price of our common stock is likely to continue to be highly volatile and may fluctuate substantially due to many factors, including:

•	announcements concerning our operating results and the hospital formulary acceptance of OFIRMEV;

•	market conditions in the pharmaceutical and biotechnology sectors or the economy as a whole;

•	price and volume fluctuations in the overall stock market;

•	the failure of OFIRMEV to achieve commercial success;

•	announcements of the introduction of new products by us or our competitors;

•	developments pertaining to the ANDAs relating to OFIRMEV, including any future ANDA filings, and any other challenges to our patents and other intellectual property rights;

•	developments concerning product development results or intellectual property rights of others;

•	litigation or public concern about the safety of our potential products;

•	actual fluctuations in our quarterly operating results, and concerns by investors that such fluctuations may occur in the future;

•	deviations in our operating results from the estimates of securities analysts or other analyst comments;

•	additions or departures of key personnel;

•	health care reform legislation, including measures directed at controlling the pricing of pharmaceutical products, and third-party coverage and reimbursement policies;

•	developments concerning current or future strategic collaborations; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

Furthermore, any future equity financing we may undertake, or the expectation of such financing, could reduce the market price of our common stock over dilution concerns. In addition, certain of our officers have established, and other of our directors and executive officers may in the future establish, programmed selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

Our executive officers and directors and their affiliates may exercise control over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.

As of June 30, 2011, our executive officers and directors and their affiliates together controlled approximately 40.0% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets, and might affect the prevailing market price of our common stock.

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

31.1±	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2±	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32±	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS±†	XBRL Instance Document

101.SCH±†	XBRL Taxonomy Extension Schema Document

101.CAL±†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF±†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB±†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE±†	XBRL Taxonomy Extension Presentation Linkbase Document

±	Included in this Report.
†

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE PHARMACEUTICALS, INC.
Dated: August 4, 2011	By:	/S/ WILLIAM R. LARUE
William R. LaRue
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

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

31.1±	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2±	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32±	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS±†	XBRL Instance Document

101.SCH±†	XBRL Taxonomy Extension Schema Document

101.CAL±†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF±†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB±†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE±†	XBRL Taxonomy Extension Presentation Linkbase Document

±	Included in this Report.
†

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.