Form 10-K
period 2011-12-31
CADENCE PHARMACEUTICALS INC
filed 2012-03-13
CIK 1333248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2011, the last business day of the Registrant’s second fiscal quarter, reported on the NASDAQ Global Market, was approximately $125,600,000. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the Registrant’s outstanding common stock have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. The Registrant does not have any non-voting common equity securities.

As of February 29, 2012, there were 85,516,607 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant’s 2012 Annual Meeting of Stockholders, which is scheduled to be held on June 13, 2012. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2011.

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

For the Fiscal Year Ended December 31, 2011

PART I

Item 1.	Business

Company Overview

We are a biopharmaceutical company focused on acquiring, in-licensing, developing and commercializing proprietary products principally for use in the hospital setting. We currently have rights to one product, OFIRMEV® (acetaminophen) injection, a proprietary intravenous, or IV, formulation of acetaminophen. We in-licensed the exclusive United States, or U.S., and Canadian rights to OFIRMEV from Bristol-Myers Squibb Company, or BMS, which sells intravenous acetaminophen in Europe and other markets for the treatment of acute pain and fever under the brand name Perfalgan®. In November 2010, the U.S. Food and Drug Administration, or FDA, granted marketing approval for OFIRMEV, which is indicated for the management of mild to moderate pain, the management of moderate to severe pain with adjunctive opioid analgesics and the reduction of fever in adults and children two years of age and older. We launched commercial sales of OFIRMEV in the U.S. in January 2011.

We believe that OFIRMEV fills significant unmet medical needs and that the hospital pharmaceuticals market is both concentrated and underserved. We have established a hospital-focused sales force to promote OFIRMEV to this market, along with any other product candidates we may acquire in the future. We intend to build a leading franchise in the hospital setting, continuing to focus on products that are in late stages of development, currently commercialized outside the U.S., or approved in the U.S. but with significant unmet commercial potential.

We were incorporated under the laws of the State of Delaware in May 2004. Our principal executive offices are located at 12481 High Bluff Drive, Suite 200, San Diego, California 92130 and our telephone number is (858) 436-1400. Information about the company is also available at our website at www.cadencepharm.com, which includes links to reports we have filed with the Securities and Exchange Commission, or SEC, which are available free of charge. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. These reports may also be accessed free of charge via the SEC’s website at www.sec.gov.

We own or have rights to various trademarks, copyrights and tradenames used in our business, including the following: Cadence®, OFIRMEV® and the OFIRMEV logo. This report also contains trademarks of others, including Caldolor®, DepoDur®, IONSYSTM, Percocet®, Perfalgan®, Toradol®, Tylenol®, Tylenol Codeine 3 McNeil®, Ultram®, and Vicodin®.

Our Business Strategy

Our goal is to become a leading biopharmaceutical company focused on the acquisition, in-licensing, development and commercialization of proprietary pharmaceuticals principally for use in the hospital setting. Our near-term strategy is to work directly with physicians and hospitals to increase demand for OFIRMEV. Longer-term, our strategy is to acquire, in-license, develop and commercialize additional product candidates that are in late-stages of development, currently commercialized outside the U.S. or approved in the U.S. but with significant unmet commercial potential. We will also consider strategically attractive opportunities to co-promote commercialized hospital products. Specifically, we intend to:

•

Successfully expand the sales of OFIRMEV. We are working to increase demand for OFIRMEV and gain additional formulary approvals at hospitals throughout the U.S. Our sales force is equipped with promotional materials and our medical science liaisons have been provided with medical education materials to inform and educate hospital-based physicians who treat patients with mild to severe pain and fever. We have entered into agreements with major pharmaceutical wholesalers to supply OFIRMEV across the U.S. through their distribution centers.

•

Build a highly leverageable sales organization targeting hospitals. We have established a sales force that is focused on promoting OFIRMEV to hospitals throughout the U.S. The number of institutions comprising the hospital marketplace is relatively limited, and because of this, we believe that we can successfully promote OFIRMEV with our own sales force by focusing on the relatively small number of these institutions that account for a substantial portion of prescribing activity. The concentrated nature of this market creates the opportunity for significant marketing synergies, and we intend to ultimately leverage our sales force with multiple products across multiple therapeutic categories in the hospital. Outside the U.S., we intend to establish strategic partnerships for the commercialization of any product candidates we may acquire or in-license in the future in areas where we have commercialization rights.

•

Expand our product portfolio through acquiring or in-licensing additional late-stage, hospital-focused products with well-understood risk profiles and commercial hospital products with attractive potential. In June 2010, we entered into an option agreement that granted us an exclusive, irrevocable option to purchase Incline Therapeutics, Inc., or Incline, which is developing IONSYS™ (fentanyl iontophoretic transdermal system), an investigational product candidate intended to provide patient-controlled analgesia for adult inpatients requiring opioids following surgery. We will seek additional opportunities to acquire or in-license products to continue to exploit our commercial and development capabilities. We believe that our focus on the hospital market enables us to evaluate a broad range of products across multiple therapeutic areas for possible acquisition. To reduce the time to market and the risks and costs of clinical development, we will continue to focus on products that are in late stages of development, currently commercialized outside the U.S., or approved in the U.S. but with significant unmet commercial potential. In addition, we will also consider strategically attractive opportunities to co-promote commercial hospital products that would be complementary to our existing business or that otherwise have attractive potential.

•

Pursue additional indications and commercial opportunities for OFIRMEV and future product candidates. We will seek to maximize the value of OFIRMEV and any other product candidates we may in-license, acquire or develop. These activities may include pursuing additional indications and commercial opportunities for OFIRMEV and any other product candidates we may acquire.

Commercialization Strategy

We believe that we can achieve our strategic goals by deploying our experienced sales organization, supported by our internal marketing infrastructure, to promote our products to hospitals that have the greatest use of pharmaceutical products. We will consider opportunities to partner OFIRMEV, along with any other product candidates we may acquire in the future, to reach markets outside the U.S. or to expand our reach to other physician groups outside the hospital setting, where appropriate.

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

We believe a typical sales representative focused on office-based physicians can generally promote only two to three products effectively; whereas, a typical hospital-focused sales representative can effectively promote five to six products. Furthermore, we believe a typical sales representative focused on office-based physicians can effectively reach five to seven physicians per day; whereas, a typical hospital-focused sales representative can reach many more physicians, nurses and pharmacy directors within a given institution. Notably, a hospital-focused sales representative also faces significantly less travel time between sales calls and less wait time in physician offices as a large number of prescribers can be found in a single location. Thus, a single sales representative can effectively promote products from multiple therapeutic categories to multiple prescribers within the institution. Furthermore, drug sampling generally does not occur in hospitals, which represents a significant cost advantage versus marketing to office-based physicians.

Formulary Adoption

We believe an important initial step to broad market acceptance for OFIRMEV is being approved for addition to hospitals’ lists of approved drugs, or formulary lists. In general, our experience is that the process for adding a new medication, such as OFIRMEV, to a hospital’s formulary list begins with that institution’s Pharmacy and Therapeutics Committee, or P&T committee.

The P&T committee is the nucleus of the decision making process and can consist of up to 10-20 professionals, including members of various hospital disciplines. They generally meet on a monthly or bimonthly basis to review drugs and medication guidelines. Once a request is made to add a medication to a formulary, it can take anywhere between one and twelve months to schedule the meeting. On average, a company like ours will have several interactions with committee members prior to formulary acceptance, providing information and answering questions that may arise during the committee’s deliberations. The primary tools that support our conversations with P&T committees regarding OFIRMEV are the clinical data that support our claims of significant pain relief, decreased opioid consumption and improved patient satisfaction. Additionally, we can provide P&T committee members with published clinical studies of IV acetaminophen, which may be useful to the committees in their evaluation of the clinical benefits and potential hospital cost savings. As a result of our efforts to obtain formulary approvals in key institutions for OFIRMEV, as of December 31, 2011, the product had been added to the formulary lists of approximately 1,580 hospitals.

After a drug, such as OFIRMEV, is approved on a hospital’s formulary list, it may require additional time for the hospital to order the product and incorporate it into its systems and procedures in order to facilitate the routine use of the product by physicians. We have developed and are implementing new marketing and sales strategies designed to support the rapid implementation of OFIRMEV into these systems and procedures. We anticipate that broad physician access to OFIRMEV will lead to accelerating sales.

Sales and Marketing

We have established a sales force of hospital sales specialists that is supported by an experienced commercial management, marketing and sales operations team. Additionally, our field-based medical science liaisons inform and educate hospital-based physicians regarding the appropriate uses of OFIRMEV.

The primary target audience for OFIRMEV includes anesthesiologists and surgeons. Other targets include certified registered nurse anesthetists, emergency medicine physicians, intensivists, internists, hospitalists, obstetricians and other physicians throughout the hospital, as well as hospital-based pharmacists. Our commercial sales force is focused on reaching the top 1,800 to 1,900 U.S. hospitals, which we believe represent approximately 80% of the market opportunity for OFIRMEV.

We believe that our sales force is differentiated by its level of experience and background in the industry. Our sales management team has an average of more than 15 years of pharmaceutical industry experience, and an average of more than eight years of hospital sales management experience. We require that our sales representatives complete a comprehensive training program focused on our product, therapeutic area, competitive products, sales techniques and compliance with applicable laws and regulations. This training program includes field-based learning to provide our representatives with a comprehensive understanding and perspective on the unmet medical needs in the management of pain and fever in adults and children and how OFIRMEV addresses those needs.

Field-based regional business directors and district sales managers provide oversight for our hospital sales specialists and direct our efforts to provide hospital customers with the information needed to obtain formulary approval for, and increase utilization of, OFIRMEV. Because our clinical studies of OFIRMEV have been conducted across a wide range of surgical procedures, we believe that providing access to this data and the unique characteristics of OFIRMEV assists physicians in using OFIRMEV safely and effectively. In addition to our hospital sales specialists, we also implement a variety of marketing programs to educate customers, including direct-to-physician promotional materials, peer-to-peer educational programs, medical journal advertising, and participation in targeted medical convention programs.

Intravenous Acetaminophen and U.S. Market Opportunity

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

Prior to the commercial launch of OFIRMEV in January 2011, the U.S. IV analgesic therapy market consisted of opioids, such as morphine, meperidine, hydromorphone and fentanyl, and two NSAIDs. These two NSAIDs, Toradol (ketorolac tromethamine), a generic form of which is also available in the U.S. from a number of manufacturers, and Caldolor (ibuprofen), represented the only non-opioid IV analgesics available for treating acute pain in adults in the U.S. prior to OFIRMEV. According to Wolters Kluwer Pharma Solutions, approximately 270 million vials of injectable analgesics were sold in the U.S. in 2010. The price of ketorolac in the U.S. in 1997, prior to the entry of generic competitors, was approximately $7.00 (U.S. dollars) per vial, according to the American Journal of Health-System Pharmacy. The price of Caldolor in the U.S. was $10.50 (U.S. dollars) per 800 mg vial in 2010. We have set the list price, or wholesale acquisition cost, of OFIRMEV at $10.75 per vial. We have signed agreements with several group purchasing organizations, including the five largest, to provide services and discounted pricing. Our pricing strategy is intended to allow hospitals to access OFIRMEV at a fair price while facilitating prompt formulary adoption at many institutions.

We believe that the key product attributes that will drive the adoption of OFIRMEV in the U.S. include the efficacy and safety profile of the product, as demonstrated in multiple clinical studies, the established safety profile and familiarity physicians have with oral acetaminophen, alone and in combination with opioids, the potential for reducing concomitant use of morphine and other opioids, improved patient satisfaction, and the desire for a dosage form for patients unable to take medication orally.

Marketed Product

OFIRMEV Product Overview

The FDA approved OFIRMEV, our proprietary intravenous formulation of acetaminophen, in November 2010 for the management of mild to moderate pain, the management of moderate to severe pain with adjunctive opioid analgesics and the reduction of fever in adults and children two years of age and older.

In its oral form, acetaminophen is the most widely used drug for the treatment of pain and fever in the U.S. Acetaminophen was discovered in the late 19th century and was made available for sale in 1955, when it was introduced in the U.S. under the brand name Tylenol. Acetaminophen is currently available in over 600 combination and single-ingredient prescription and over-the-counter medicines, including tablet, caplet, orally-dosed liquid suspension, powder and suppository forms for both adults and children. Despite the broad usage of acetaminophen, prior to the commercial launch of OFIRMEV in January 2011, there was no intravenous formulation available in the U.S. for patients who were unable to take medications by mouth, required faster onset of pain relief or fever reduction, or for whom it was otherwise more convenient to receive an injectable analgesic.

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

Drugs used to treat pain are collectively known as analgesics. Injectable formulations of analgesics are typically used when patients are unable to take medications by mouth, would benefit from a faster onset of analgesia, when other administration routes are medically contraindicated, or when it is more convenient to administer drugs in injectable form. Hospitalized patients may be unable to take medications by mouth for a variety of reasons, including gastric or intestinal dysfunction, pre-operative or pre-procedural restrictions, sedation, mental status changes or neurological conditions that increase the risk of aspiration, nausea or vomiting, or as a result of conditions that make swallowing painful, such as oral or esophageal infections, inflammation or ulceration. Additionally, absorption of oral analgesics may be compromised following surgery due to factors such as delays in gastric functioning and opioid-related pyloric narrowing or closure. As a result, published clinical studies have shown that dosing with IV acetaminophen provided higher plasma concentrations of the drug than oral administration. Prior to the approval of OFIRMEV, only two classes of injectable analgesics, opioids and non-steroidal anti-inflammatory drugs, or NSAIDs, were available in the U.S. for the treatment of pain.

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

The concept of using acetaminophen for multi-modal management of pain to improve pain relief and reduce opioid consumption is not new to physicians. In fact, oral acetaminophen-opioid combination products are very commonly prescribed for the treatment of acute pain, including post-operative pain. Such products include Vicodin (hydrocodone plus acetaminophen), Percocet (oxycodone plus acetaminophen), Tylenol Codeine #3 McNeil (codeine plus acetaminophen), and Ultram (tramadol plus acetaminophen). Approximately 73% of the 14.4 billion doses of oral opioids sold in the U.S. in 2008 were combination products that included acetaminophen. As the only IV formulation of acetaminophen available in the U.S., OFIRMEV provides the only option to extend this common multi-modal approach to the peri-operative setting when patients are unable to take oral medications.

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

Therapeutic drug levels often may be achieved more rapidly when a drug is administered intravenously compared to oral or rectal administration, offering the potential advantage of a more rapid onset of action. This may be particularly desirable in patients with high fever, or in whom fever is causing undesirable symptoms or complications such as febrile seizures. It may also be more convenient to administer medications in an intravenous dosage form, particularly for patients who currently have an intravenous line in place. While Caldolor (intravenous ibuprofen) is approved for the treatment of fever in adults, it has not been approved for the treatment of fever in children. We believe that the availability of OFIRMEV in the U.S. offers a significant treatment option for hospitalized patients with fever and addresses unmet medical needs, particularly with respect to the management of fever in children two years of age and older.

Clinical Development

In November 2010, the FDA granted marketing approval for OFIRMEV. OFIRMEV is indicated for the management of mild to moderate pain, the management of moderate to severe pain with adjunctive opioid analgesics and the reduction of fever in adults and children two years of age and older. We submitted our new drug application, or NDA, for OFIRMEV under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act. This approach allows at least some of the information required for approval to come from studies not conducted by or for the applicant, and for which the applicant has not obtained a right of reference. Supportive information may also include scientific literature and publicly available information contained in the labeling of other medications. Accordingly, the NDA we submitted for OFIRMEV included data from our own clinical trials in the U.S., trials of IV acetaminophen previously completed by BMS in the U.S. and Europe, and other studies published in the scientific and medical literature.

The approval of OFIRMEV was supported by the results of 20 clinical trials involving 1,375 patients. Procedure types included, but were not limited to, orthopedic surgery (including total hip or knee replacement), gynecologic surgery, general surgery, ear, nose, and throat surgery, and cardiothoracic surgery. Across this clinical data set, IV acetaminophen showed a significant and reproducible benefit in analgesia as measured by a variety of endpoints relating to pain relief or reduction in pain intensity. Importantly, several studies demonstrated that including IV acetaminophen in the analgesic regimen resulted in significant reductions in opioid consumption. The clinical benefit of reduced opioid consumption was not demonstrated. There are three pivotal clinical trials that supported our NDA for OFIRMEV and are currently included in the OFIRMEV prescribing information.

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

Post-Approval Commitments

In accordance with a Pediatric Research Equity Act requirement included in the NDA approval of OFIRMEV, we will conduct a post-marketing efficacy study of OFIRMEV in infants and neonates. In addition, we plan to use the data from this study to satisfy a formal written request from the FDA under Section 505A of the U.S. Food, Drug and Cosmetic Act that was made as part of the approval process for OFIRMEV. The FDA has agreed to a due date for completion of this study in August 2015. Upon timely completion and the acceptance by the FDA of the data from this study, OFIRMEV will be eligible for an additional six months of marketing exclusivity.

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

We believe that IONSYS is targeted to a large market opportunity with a significant unmet need. It is estimated that intravenous patient-controlled analgesia or IV PCA is used in approximately 40% to 50% of the more than 20 million inpatient procedures in the U.S. each year. IV PCA systems are controlled infusion pumps that deliver a prescribed amount of intravenous opioid when a patient activates a button connected to the device. IV PCA has become a leading method of treating acute post-operative pain in the hospital as it enables patients to self-administer opioids for the management of their pain. Patients who receive opioids by bolus injection may run a greater risk of receiving too much or too little opioid, both of which may have potential negative consequences for patients. Although IV PCA is typically the preferred approach for treating moderate to severe pain in the hospital, it may be associated with a number of potential drawbacks, including programming errors, medication errors, IV line infections, accidental needlestick injuries, significant hospital staff time and the need for maintenance, calibration, charging, sterilization and storage of pumps. We believe there is a significant unmet need to address such shortcomings. If we exercise our option to acquire Incline, we believe that IONSYS would be a strong commercial fit with OFIRMEV, if IONSYS is approved. Both OFIRMEV and IONSYS would primarily be marketed to anesthesiologists and surgeons. As a result, we expect that there would be a near 100% overlap with the call points for our sales force making it unlikely that we would need to add sales representatives in order to effectively promote IONSYS alongside OFIRMEV. We believe that the two products would be used in combination for the management of moderate to severe post-operative pain in hospitalized patients. This is consistent with most of our clinical trials of OFIRMEV in which opioids delivered using IV PCA were available for supplemental analgesia. If approved, we would expect that IONSYS would be used to replace IV PCA with transdermal PCA.

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

Pursuant to the terms of the agreement with Baxter, we will pay Baxter a per unit purchase price based on the amount of finished OFIRMEV drug product produced, which price will be increased annually, and may be adjusted to reflect an increase or decrease, as the case may be, in the cost of material required to manufacture OFIRMEV, subject to specified limitations. We are obligated to purchase a minimum number of units of OFIRMEV each year or pay Baxter an amount equal to the purchase price multiplied by the shortfall in units. In addition, Baxter will be our primary supplier of OFIRMEV up to a specified number of units in each year, subject to Baxter’s ability to timely supply the specified volumes required by us. However, if Baxter fails or declines to supply a sufficient quantity of OFIRMEV in accordance with our purchase orders during a specified period of time, then we may purchase that OFIRMEV from third party suppliers and such quantity will be deducted from the quantity of OFIRMEV that we otherwise would have been required to purchase from Baxter. We are also obligated to reimburse Baxter for all reasonable costs directly related to work performed by Baxter in support of any change in the active pharmaceutical ingredient, or API, source or API manufacturing process. We recorded a charge for the fourth quarter of 2011 and we placed certain finished product inventory of OFIRMEV on indefinite hold pending the outcome of an investigation into unidentified particulate matter observed during routine product stability testing. We decided to temporarily suspend further production by our primary supplier until the investigation has been completed and any necessary corrective and preventative actions have been implemented.

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

Distribution and Wholesaler Agreements

We distribute OFIRMEV primarily to drug wholesalers, who in turn distribute the product to hospital pharmacies and other institutional customers. We have retained third-party service providers to perform a variety of functions related to the distribution of OFIRMEV, including warehousing, customer service, order-taking, invoicing, collections, shipment and returns processing. We have entered into agreements with the major pharmaceutical wholesalers for distribution management services and data reporting in exchange for a fee.

Intellectual Property

We are the exclusive licensee of two U.S. patents and two pending Canadian patent applications from Pharmatop, under BMS’s license to these patents from Pharmatop. U.S. Patent No. 6,028,222 (Canadian patent 2,233,924), or the ‘222 patent, covers the formulation of OFIRMEV and formulations made by that process and expires in August 2017. U.S. Patent No. 6,992,218 (Canadian patent application 2,415,403), or the ‘218 patent, covers the process used to manufacture OFIRMEV and expires in June 2021. We plan to complete a pediatric clinical trial by August 2015 and, upon timely completion and the acceptance by the FDA of the data from this study, OFIRMEV will be eligible for an additional six months of marketing exclusivity.

OFIRMEV and Pending Litigation

In August 2011, we and Pharmatop filed suit in the United States District Court for the District of Delaware against Paddock Laboratories, Inc., Perrigo Company and Paddock Laboratories, LLC, collectively referred to herein as Paddock, and against Exela Pharma Sciences, LLC, Exela PharmaSci, Inc. and Exela Holdings, Inc., collectively referred to herein as Exela. The lawsuit follows the notices that we received in July 2011 from each of Paddock and Exela concerning their filings of Abbreviated New Drug Applications, or ANDAs, containing a “Paragraph IV” patent certification with the FDA for a generic version of OFIRMEV. In the lawsuit, we allege that Paddock and Exela have each infringed the ‘222 patent and the ‘218 patent by filing their respective ANDAs seeking approval from the FDA to market a generic version of OFIRMEV prior to the expiration of these patents. The ‘222 and the ‘218 patents are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. The patent infringement lawsuit was filed within 45 days of receipt of the pertinent notice letters, thereby triggering a stay of FDA approval of the Paddock ANDA and the Exela ANDA until the earlier of the expiration of a 30-month period, the expiration of the ‘222 and ‘218 patents, the entry of a settlement order or consent decree stating that the ‘222 and ‘218 patents are invalid or not infringed, a decision in the case concerning infringement or validity that is favorable to Paddock or Exela, or such shorter or longer period as the Court may order. Each of Paddock and Exela has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, and has also filed counterclaims. A date for the bench trial in this case has been tentatively scheduled for May 2013.

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

Research and Development

Our research and development expenses were $8.9 million in 2011, $13.8 million in 2010 and $19.5 million in 2009. Our historical research and development expenses relate predominantly to OFIRMEV and our discontinued omiganan pentahydrochloride product candidate. Our research and development expenses consist primarily of salaries and related employee benefits for our research and development team, license fees paid to our licensors prior to approval of our drug candidates, pre-commercialization manufacturing development activities, costs associated with clinical trials, and costs associated with non-clinical activities, such as expenses related to regulatory submissions. License fees are paid to the patent holders of our product candidates that give us the exclusive licenses to the patent rights and know-how for selected indications and territories. Manufacturing development activities include the costs to develop facilities for the commercial production of our drug products prior to approval, the production of supply and validation lots, and other manufacturing support activities related to the requirements for submitting NDAs for our product candidates. The clinical trial expenses include payments to vendors such as clinical research organizations and investigator sites, clinical suppliers and related consultants.

We expect to continue to incur research and development expenses related to OFIRMEV, however, it is difficult to anticipate the scope and magnitude of our future research and development expenses. For example, the FDA has required that we complete a post-approval clinical trial for OFIRMEV in pediatric patients under two years of age, and has agreed to a due date for completion of this study in August 2015. We may also conduct clinical studies to expand the indications for OFIRMEV. Moreover, any product candidates we may in-license or acquire in the future would likely require significant research and development resources. Therefore, we are unable to estimate with any certainty the costs we will incur in completing our development efforts for OFIRMEV or any other product candidate we might acquire or in-license.

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

Section 505(b)(2) New Drug Applications

As an alternate path to FDA approval for new indications or improved formulations of previously-approved products, a company may file a Section 505(b)(2) NDA, instead of a “stand-alone” or “full” NDA. Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. For example, the Hatch-Waxman Act permits the applicant to rely upon the FDA’s findings of safety and effectiveness for an approved product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new formulation for all or some of the label indications for which the referenced product has been approved, or the new indication sought by the Section 505(b)(2) applicant.

To the extent that the Section 505(b)(2) applicant is relying on the FDA’s findings for an already-approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book publication. Specifically, the applicant must certify that: (1) the required patent information has not been filed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the manufacture, use or sale of the new product. A certification that the new product will not infringe the already approved product’s Orange Book-listed patents or that such patents are invalid is called a paragraph IV certification. If the applicant does not challenge the listed patents, the Section 505(b)(2) application will not be approved until all the listed patents claiming the referenced product have expired. The Section 505(b)(2) application may also not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product, has expired.

If the applicant has provided a paragraph IV certification to the FDA, the applicant must also send notice of the paragraph IV certification to the NDA and patent holders once the NDA has been accepted for filing by the

FDA. The NDA and patent holders may then initiate a legal challenge to the paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of their receipt of a paragraph IV certification automatically prevents the FDA from approving the Section 505(b)(2) NDA until the earlier of the expiration of a 30-month period, the expiration of the patent, the entry of a settlement order or consent decree stating that the patent are invalid or not infringed, a decision in the case concerning infringement or validity that is favorable to the Section 505(b)(2) applicant. For drugs with five-year exclusivity, if an action for patent infringement is initiated after year four of that exclusivity period, then the 30-month stay period is extended by such amount of time so that 7.5 years has elapsed since the approval of the NDA with five-year exclusivity. This period could be extended by six months if the NDA sponsor obtains pediatric exclusivity. Thus, the Section 505(b)(2) applicant may invest a significant amount of time and expense in the development of its products only to be subject to significant delay and patent litigation before its products may be commercialized. Alternatively, if the listed patent holder does not file a patent infringement lawsuit within the required 45-day period, the applicant’s NDA will not be subject to the 30-month stay.

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

The Hatch-Waxman Act

Under the Hatch-Waxman Act, newly-approved drugs and indications benefit from a statutory period of non-patent marketing exclusivity. The Hatch-Waxman Act provides five-year marketing exclusivity to the first applicant to gain approval of an NDA for a new chemical entity, meaning that the FDA has not previously approved any other new drug containing the same active moiety. The Hatch-Waxman Act prohibits the submission of an abbreviated new drug application, or ANDA, or a Section 505(b)(2) NDA for another version of such drug during the five-year exclusive period; however, as explained above, submission of an ANDA or Section 505(b)(2) NDA containing a paragraph IV certification is permitted after four years, which may trigger a 30-month stay of approval of the ANDA or Section 505(b)(2) NDA. Protection under the Hatch-Waxman Act will not prevent the submission or approval of another full NDA; however, the applicant would be required to conduct its own preclinical and adequate and well-controlled clinical trials to demonstrate safety and effectiveness. The Hatch-Waxman Act also provides three years of marketing exclusivity for the approval of new and supplemental NDAs, including Section 505(b)(2) NDAs such as we filed for OFIRMEV, for, among other things, new indications, dosages or strengths of an existing drug, if new clinical investigations that were conducted or sponsored by the applicant are essential to the approval of the application. Additionally, six months of marketing exclusivity is available under Section 505A of the FDCA if, in response to a written request from the FDA, a sponsor submits and the agency accepts certain requested information relating to the use of the approved drug in the pediatric population.

Other Regulatory Requirements

FDA Post-Approval Regulatory Requirements

We may also be subject to a number of post-approval regulatory requirements. For example, in accordance with a Pediatric Research Equity Act requirement included in the NDA approval of OFIRMEV, we will conduct a post-marketing efficacy study of OFIRMEV in infants and neonates. In addition, we plan to use the data from this study to satisfy a formal written request from the FDA under Section 505A of the U.S. Food, Drug and Cosmetic Act that was made as part of the approval process for OFIRMEV. The FDA has agreed to a due date for completion of this study in August 2015. If we seek to make certain changes to an approved product, such as promoting or labeling a product for a new indication, making certain manufacturing changes or product enhancements or adding labeling claims, we will need FDA review and approval before the change can be implemented. While physicians may use products for indications that have not been approved by the FDA, we may not label or promote the product for an indication that has not been approved. Securing FDA approval for new indications or product enhancements and, in some cases, for manufacturing and labeling claims, is generally a time-consuming and expensive process that may require us to conduct clinical trials under the FDA’s IND regulations. Even if such studies are conducted, the FDA may not approve any change in a timely fashion, or at all. In addition, it has been reported that the new presidential administration may be seeking to curb practices that could result in the extension of the term of patent protection for pharmaceuticals, which may include applications for new indications or product enhancements.

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

Other Government Regulatory Requirements

In addition to FDA restrictions on marketing of pharmaceutical products, we are subject to various state and federal laws pertaining to healthcare “fraud and abuse,” including anti-kickback statutes and false claims statutes. The federal anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid or other federally financed health care programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other.

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

In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA, imposes new reporting and disclosure requirements for pharmaceutical and device manufacturers with regard to payments or other transfers of value made to physicians and teaching hospitals. Although there is some uncertainty as to the exact extent of the requirements and definitive guidance has not yet been provided by the government, it is currently anticipated that data capture to comply with the new requirements will need to begin in late 2012, with reporting requirements effective in 2013. In addition, pharmaceutical and device manufacturers will also be required to report and disclose investment interests in such companies (other than publicly traded securities) held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties for payments, transfers of value or ownership or investment interests not reported in an annual submission. Additionally, if not preempted by this federal law, several states require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in the states. Other states prohibit providing various other marketing related activities. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, certain states require pharmaceutical companies to implement compliance programs or marketing codes. Currently, several additional states are considering similar proposals. Companies must also be registered or licensed by the federal and state governments prior to manufacturing or distributing prescription drug products.

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

As of March 1, 2012, we had approximately 220 employees.

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

Our success depends on our ability to successfully commercialize our only product, OFIRMEV®.

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

OFIRMEV was launched in January 2011. Since that time, we have continued to expend significant time and resources to train our sales force to be credible and persuasive in discussing OFIRMEV with physicians, nurses, hospitals and other customers, and to ensure that a consistent and appropriate message about OFIRMEV is being delivered to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits and risks of OFIRMEV and its proper administration, our efforts to successfully commercialize OFIRMEV could be put in jeopardy, which could have a material adverse effect on our financial condition, stock price and operations.

In addition to extensive internal efforts, the successful commercialization of OFIRMEV requires many third parties, over whom we have no control, to decide to utilize OFIRMEV. These third parties include physicians, pharmacists, and hospital pharmacy and therapeutics committees, or P&T committees. Generally, before we can attempt to sell OFIRMEV in a hospital, OFIRMEV must be approved for addition to that hospital’s list of approved drugs, or formulary list, by the hospital’s P&T committee. A hospital’s P&T committee typically governs all matters pertaining to the use of medications within the institution, including review of medication formulary data and recommendations for the appropriate use of drugs within the institution to the medical staff. The frequency of P&T committee meetings at various hospitals varies considerably, and P&T committees often require additional information to aide in their decision-making process, so we may experience substantial delays in obtaining formulary approvals. Additionally, hospital pharmacists may be concerned that the cost of acquiring OFIRMEV for use in their institutions will adversely impact their overall pharmacy budgets, which could cause pharmacists to resist efforts to add OFIRMEV to the formulary, or to implement restrictions on the usage of the drug in order to control costs. We cannot guarantee that we will be successful in getting the approvals we need from enough P&T committees and overcoming any financial objections raised by hospital pharmacists quickly enough to optimize hospital sales of OFIRMEV.

Even if we obtain hospital formulary approval for OFIRMEV, physicians must still prescribe OFIRMEV for its commercialization to be successful. Because OFIRMEV is a relatively new drug with no track record of sales in the U.S. prior to January 2011, any inability to timely supply OFIRMEV to our customers, or any unexpected side effects that develop from use of the drug, may lead physicians to not accept OFIRMEV as a viable treatment alternative.

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

•

we may incur unexpected costs in order to ensure a sufficient supply of OFIRMEV from our contract manufacturers in order to meet customer demand, including any replacement of product or write down of inventory related to any product recall or other quality issue, or we may be required to pay fees based on minimum purchase obligations; and

•

we may be required to file lawsuits to defend our patent rights or regulatory exclusivities from challenges by companies seeking to market generic versions of intravenous acetaminophen, such as our Paragraph IV litigation, including any such costs we may be required to expend if our licensors are unwilling or unable to do so.

Until we can generate a sufficient amount of revenue from sales of OFIRMEV, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash and investment balances. We have engaged in various financing activities in the past. In May 2011, for example, we established a universal shelf registration statement to permit us, from time to time, to offer and sell up to $150.0 million of equity or debt securities. In November 2011, we undertook a public offering of common stock using our universal shelf registration statement that raised net proceeds of approximately $77.3 million. In addition, in December 2011, we refinanced our $30.0 million secured credit facility with Oxford Finance LLC, Silicon Valley Bank and General Electric Capital Corporation. However, there can be no assurance in the future that we would be able to enter into similar financing arrangements or complete any securities offerings, including under our universal shelf registration statement, and to the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted.

We believe we have sufficient financial resources to fund our projected operating requirements, at a minimum, for the next twelve months. This estimate does not reflect any exercise of our right to acquire Incline or participation in other strategic transactions. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to reduce the scope of or eliminate some or all of our sales, marketing and commercialization efforts for OFIRMEV, or we may not be able to adequately fund our Paragraph IV litigation, which could decrease sales of this product and have a material adverse effect on our financial condition, stock price and operations.

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

Although we actively manage these third party relationships to ensure continuity and quality, some events beyond our control could result in the complete or partial failure of these goods and services. Any such failure could have a material adverse effect on our financial condition and operations. In addition, as OFIRMEV is a new product, the effect of any delay or failure to deliver could be magnified due to the lack of a sales track record for OFIRMEV in the U.S. For example, in February 2012, we announced a voluntary recall of a single lot of OFIRMEV due to the presence of an unidentified, visible particle in one vial of that lot during routine stability testing. Some of our customers experienced short-term supply delays due to the temporary suspension of shipments from the supplier of the affected lot before we were able to accelerate shipments of OFIRMEV from our other supplier. In addition, we recorded a charge of $5.6 million for the fourth quarter of 2011 and placed certain finished product inventory of OFIRMEV on indefinite hold pending the outcome of an investigation into unidentified particulate matter observed during routine product stability testing. The charge was recorded due to uncertainty as to the amount of time that may be required to complete the investigation and whether the product will have sufficient remaining shelf life or otherwise be saleable after the investigation is completed. We decided to temporarily suspend further production by our primary supplier until the investigation has been completed and any necessary corrective and preventative actions have been implemented. This recall, the investigation and any future recall or investigation that we may experience could negatively affect customer perceptions and reduce revenue from OFIRMEV, and could also result in unexpected costs for replacement product, investigational costs and the write down of inventory.

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

In March 2010, the President signed the Patient Protection and Affordable Care Act, or PPACA, which makes extensive changes to the delivery of health care in the U.S. The PPACA includes numerous provisions that affect pharmaceutical companies, some of which became effective immediately and others of which will be taking effect over the next several years. For example, the PPACA seeks to expand health care coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The PPACA will also impose substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit, an annual fee imposed on all manufacturers of brand prescription drugs in the U.S., and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics. The PPACA also contains cost containment measures that could reduce reimbursement levels for health care items and services generally, including pharmaceuticals. It also will require reporting and public disclosure of payments and other transfers of value provided by pharmaceutical companies to physicians and teaching hospitals. We cannot predict what effect the PPACA or other healthcare reform initiatives that may be adopted in the future will have on our business. Several lawsuits have been filed challenging the constitutionality of provisions of the PPACA, with varying results. Although it is possible that all or portions of the PPACA may be repealed or determined to be unconstitutional, other health reform legislation may be implemented. The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care services to contain or reduce costs of health care could result in decreased net revenues from our pharmaceutical products and decrease potential returns from our development efforts. Although there is some uncertainty as to the exact extent of the requirements and definitive guidance has not yet been provided by the government, it is currently anticipated that data capture to comply with the new requirements will need to begin in late 2012, with reporting requirements effective in 2013. In addition, pharmaceutical and device manufacturers will also be required to report and disclose investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties for payments, transfers of value or ownership or investment interests not reported in an annual submission. Compliance with the PPACA and state laws with similar provisions is difficult and time consuming, and companies that do not comply with these state laws face civil penalties. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Our rights to OFIRMEV include Canada, as well as the U.S. In order to market OFIRMEV and any other product candidates we may acquire in Canada or other jurisdictions outside of the U.S., we must comply with numerous and varying regulatory requirements of other countries regarding non-clinical testing, manufacturing, clinical safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. For example, we are currently evaluating the commercial prospects, partnering opportunities and feasibility of applying for marketing authorization for OFIRMEV in Canada, and we anticipate that the product would not be approved by Canadian regulatory authorities for at least 18 months after the date on which any such application is submitted, if at all. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the U.S. As described above, such effects include the risks that OFIRMEV and any other products may not be approved for all indications requested, which could limit the uses of our products and have an adverse effect on product sales and potential royalties, and that any regulatory approvals we may obtain may be subject to limitations on the indicated uses for which our products may be marketed or require us to perform costly, post-marketing follow-up studies.

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

Our license for OFIRMEV is subject to the terms and conditions of a license from Pharmatop to BMS, under which BMS originally licensed the intellectual property rights covering OFIRMEV. If BMS materially breaches the terms or conditions of this underlying license from Pharmatop, and neither BMS nor we adequately cure that breach, or BMS and Pharmatop otherwise become involved in a dispute, the breach by BMS or disputes with Pharmatop could result in a loss of, or other material adverse impact on, our rights under our license agreement with BMS. While we would expect to exercise all reasonable rights and remedies available to us, including seeking to cure any breach by BMS, and otherwise seek to preserve our rights under the patents licensed by Pharmatop, we may not be able to do so in a timely manner, at an acceptable cost or at all. Any uncured, material breach under the license from Pharmatop to BMS could result in our loss of exclusive rights to OFIRMEV and may lead to a complete termination of our commercialization efforts for OFIRMEV.

We may experience difficulties in managing the growth of our organization.

As of March 1, 2012, we had approximately 220 employees. The commercial launch of OFIRMEV in January 2011 required us to substantially expand our managerial, commercial, financial and other personnel resources, particularly in sales and marketing positions. Additionally, beginning in November 2011, we implemented a reduction in force of 17 employees, or approximately 7% of our total work force at that time, primarily in our development and general and administrative areas. This action was taken in order to focus our resources on commercialization activities for OFIRMEV and to reduce programmatic costs not directly associated with such efforts. Despite these efforts, our management, personnel, systems and facilities currently in place may not be adequate to support our commercially-focused organization, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses. The failure to do so could have a significant negative impact on our future product revenues and business results.

Our need to effectively manage our operations, growth and various projects requires that we:

•	effectively train and manage our employees, and establish appropriate systems, policies and infrastructure to support our organization;

•	ensure that our consultants and other service providers successfully carry out their contractual obligations, provide high quality results, and meet expected deadlines;

•	continue to carry out our own contractual obligations to our licensors and other third parties; and

•	continue to improve our operational, financial and management controls, reporting systems and procedures.

We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our commercialization goals.

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

We are relying on Incline to develop and obtain regulatory approval for IONSYS. Although Theodore R. Schroeder, our President and CEO, serves as our representative on Incline’s board of directors, and we have formed a joint development committee to oversee the global development of, and pursuit of regulatory approval for, IONSYS, Incline will remain responsible for these activities unless and until we elect to acquire Incline. We do not control these development activities and therefore cannot be certain that they will be accomplished in a satisfactory manner. For example, Incline may breach one of the agreements under which it has licensed the rights to IONSYS, and lose the ability to continue to develop and commercialize this product candidate. In addition, Incline’s efforts to develop improved patient safety features for IONSYS may be unsuccessful, or Incline may not develop a risk evaluation and management strategy, or REMS, for IONSYS that is acceptable to the FDA. Even if a REMS for IONSYS is approved by the FDA, the implementation of any such strategy may not be commercially feasible.

If we elect to acquire Incline, there will be a number of risks involved in the acquisition, including the potential for our management’s attention to be diverted from, or for disruptions to affect, our ongoing business, and difficulties and expenses related to integrating the acquired business and retaining all or part of its personnel. In addition, there is the risk that our valuation assumptions for Incline may turn out to be erroneous or inappropriate, which could result in our having overvalued Incline, or that the contemplated benefits of acquiring Incline do not materialize as planned. We cannot assure you that, if we acquire Incline, the acquisition will result in increased earnings or reduced losses for the combined company in any future period. The individual or combined effects of these risks could have a material adverse effect on our business.

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

The active ingredient in OFIRMEV is acetaminophen. Patent protection is not available for the acetaminophen molecule itself in the territories licensed to us, which include the U.S. and Canada. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredient as OFIRMEV so long as the competitors do not infringe any process or formulation patents that we have in-licensed from BMS and its licensor, Pharmatop. We are the exclusive licensee of two U.S. patents and two issued Canadian patent and one pending Canadian patent application owned by Pharmatop, under BMS’s license to these patents from Pharmatop. U.S. Patent No. 6,028,222 (Canadian patent application number 2,233,924) covers the formulation of OFIRMEV, and this patent expires in August 2017. U.S. Patent No. 6,992,218 (Canadian patent number 2,415,403) covers the process used to manufacture OFIRMEV, and this patent expires in June 2021. We plan to complete a pediatric clinical trial by August 2015 and, upon timely completion and the acceptance by the FDA of the data from this study, OFIRMEV will be eligible for an additional six months of marketing exclusivity.

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

We began generating revenues from the commercialization of OFIRMEV in January 2011. Prior to that time, we focused primarily on in-licensing and developing OFIRMEV and our former product candidate, omiganan pentahydrochloride, with the goal of supporting regulatory approval for these product candidates. We have incurred losses in each year since our inception in May 2004, including net losses of $93.0 million, $56.6 million and $45.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, we had an accumulated deficit of $366.7 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and our working capital. For example, while our development expenses decreased in 2011 and 2010 due to the completion of our clinical development program for OFIRMEV, and the discontinuation of our development program for our omiganan pentahydrochloride product candidate, we incurred increased commercialization and marketing expenses during 2011 and 2010 as we launched OFIRMEV. Further, in 2011, we also incurred significant increased sales, marketing and outsourced manufacturing expenses. In addition, we are required to pay a minimum annual royalty under our license agreement for OFIRMEV and we have minimum purchase obligations under our supply agreements with our contract manufacturers for OFIRMEV. If our sales of OFIRMEV are insufficient to meet our minimum annual royalty obligations, we will be required to make larger royalty payments than would have otherwise been required based on sales of OFIRMEV alone. As a result, we expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

We were incorporated in May 2004 and have only been conducting operations with respect to OFIRMEV since March 2006 and our discontinued omiganan pentahydrochloride product candidate since July 2004. Prior to 2011, our operations were limited to organizing and staffing our company, in-licensing and conducting product development activities, including clinical trials and manufacturing development activities, and preparing to commercialize OFIRMEV. In January 2011, we launched OFIRMEV and began generating revenues. OFIRMEV is still in the early stages of commercialization, and we have not yet demonstrated an ability to successfully market and sell OFIRMEV or any other product candidate. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully commercializing pharmaceutical products.

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

•	our execution of other collaborative, licensing or similar arrangements and the timing of payments we may make or receive under these arrangements;

•	variations in the level of expenses related to our development programs for any future product candidates;

•	costs associated with our ongoing intellectual property infringement lawsuits related to OFIRMEV, and any product liability or other litigation in which we may become involved;

•	costs associated with any product recall or investigation into quality concerns;

•	regulatory developments affecting OFIRMEV or the product candidates of our competitors;

•	the level of underlying hospital demand for OFIRMEV and wholesalers’ buying patterns; and

•	any determination to exercise our option to acquire Incline.

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

To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. For example, we undertook a public offering of our common stock in November 2010 through which we issued a total of 12.5 million shares and raised net proceeds of $93.6 million, and in November 2011 we issued a total of 21.8 million shares of common stock in a public offering and raised net proceeds of $77.3 million. If we raise additional funds through alternative means such as licensing arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. For example, in December 2011, we refinanced our $30.0 million secured credit facility with Oxford Finance LLC, Silicon Valley Bank and General Electric Capital Corporation. This secured credit facility contains a variety of affirmative and negative covenants, including required financial reporting, limitations on the disposition of assets other than in the ordinary course of business, limitations on the incurrence of additional debt and other requirements. To secure our performance of our obligations under our current loan and security agreement, we pledged substantially all of our assets other than intellectual property assets, to the lenders. Our failure to comply with the covenants in the current loan and security agreement could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt and potential foreclosure on the assets pledged to secure the debt.

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

Our net operating loss carryforwards and research and development tax credits may expire and not be used. As of December 31, 2011, we have generated federal and state net operating loss carryforwards of approximately $306.5 million and $310.0 million, respectively. We also have federal and state research and development tax credit carryforwards of approximately $4.8 million and $2.8 million, respectively. Our net operating loss carryforwards will begin expiring in 2024 for federal purposes and 2014 for state purposes if we have not used them prior to that time. Our federal tax credits will begin expiring in 2024 unless previously used and our state tax credits carryforward indefinitely. Additionally, under Internal Revenue Code Sections 382 and 383, the annual use of our net operating loss carryforwards and research tax credits will be limited in the event a cumulative change in our ownership occurs within a three-year period. We expect to complete an analysis as to whether such a change of ownership has occurred in the next 12 months, and in such an event, we may be limited to the amount of net operating loss carryforwards and research tax credits that could be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. In addition, California and certain states have suspended use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our operating results and financial condition.

Our results of operations and liquidity needs could be materially negatively affected by market fluctuations and economic downturn.

Our results of operations could be materially negatively affected by economic conditions generally, both in the U.S. and elsewhere around the world. Continuing concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a difficult residential real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, fluctuating business and consumer confidence and continued unemployment concerns, have precipitated significant economic uncertainty. Domestic and international equity markets continue to experience heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on us. In the event of continuing market turbulence, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may decline.

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

The trading prices for our common stock during the 52 weeks ending December 31, 2011 ranged from a high of $10.00 to a low of $3.41. The market price of our common stock is likely to continue to be highly volatile and may fluctuate substantially due to many factors, including:

•	announcements concerning our operating results and the hospital formulary acceptance of OFIRMEV;

•	market conditions in the pharmaceutical and biotechnology sectors or the economy as a whole;

•	price and volume fluctuations in the overall stock market;

•	the failure of OFIRMEV to achieve commercial success;

•	announcements of the introduction of new products by us or our competitors;

•	developments pertaining to the ANDAs relating to OFIRMEV, including any future ANDA filings, and any other challenges to our patents and other intellectual property rights;

•	developments concerning product development results or intellectual property rights of others;

•	product recalls, quality concerns or manufacturing difficulties;

•	litigation or public concern about the safety of our potential products;

•	actual fluctuations in our quarterly operating results, and concerns by investors that such fluctuations may occur in the future;

•	deviations in our operating results from the estimates of securities analysts or other analyst comments;

•	additions or departures of key personnel;

•	health care reform legislation, including measures directed at controlling the pricing of pharmaceutical products, and third-party coverage and reimbursement policies;

•	developments concerning current or future strategic collaborations; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

For example, we undertook public offerings of our common stock through which we issued totals of 21.8 million shares of common stock in November 2011 and 12.5 million shares of common stock in November 2010, and in May 2009, we completed the registration of approximately 18.1 million shares of our common stock in connection with a financing transaction completed in February 2009. As a result, all of the shares currently outstanding may generally be freely sold in the public market, subject to volume and other limitations applicable to our affiliates. We have also registered all common stock that we may issue under our employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws.

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

As of December 31, 2011, our executive officers and directors and their affiliates together controlled approximately 30.0% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets, and might affect the prevailing market price of our common stock.

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

We have paid no cash dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Furthermore, our current loan and security agreement with Oxford Finance LLC, Silicon Valley Bank and General Electric Capital Corporation restricts our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

We currently lease approximately 23,500 square feet of space in our headquarters in San Diego, California under a lease that expires in December 2013. In September 2012, we will relinquish approximately 6,900 square feet under the terms of the agreement and occupy the remaining 16,600 square feet through the term of the lease. We have no laboratory, research, manufacturing or warehouse facilities; however we do own manufacturing equipment located at a third-party contractor. We currently do not plan to purchase or lease facilities for manufacturing, packaging or warehousing as such services are provided to us by third-party contractors. We believe that our current facilities are adequate for our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

Item 3.	Legal Proceedings

In August 2011, we and Pharmatop filed suit in the United States District Court for the District of Delaware against Paddock Laboratories, Inc., Perrigo Company and Paddock Laboratories, LLC, collectively referred to herein as Paddock, and against Exela Pharma Sciences, LLC, Exela PharmaSci, Inc. and Exela Holdings, Inc.,

collectively referred to herein as Exela. The lawsuit follows the notices that we received in July 2011 from each of Paddock and Exela concerning their filings of Abbreviated New Drug Applications, or ANDAs, containing a “Paragraph IV” patent certification with the FDA for a generic version of OFIRMEV. In the lawsuit, we allege that Paddock and Exela have each infringed U.S. Patent Nos. 6,028,222, or the ‘222 patent, and 6,992,218, or the ‘218 patent, by filing their respective ANDAs seeking approval from the FDA to market a generic version of OFIRMEV prior to the expiration of these patents. The ‘222 and the ‘218 patents are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. The patent infringement lawsuit was filed within 45 days of receipt of the pertinent notice letters, thereby triggering a stay of FDA approval of the Paddock ANDA and the Exela ANDA until the earlier of the expiration of a 30-month period, the expiration of the ‘222 and ‘218 patents, the entry of a settlement order or consent decree stating that the ‘222 and ‘218 patents are invalid or not infringed, a decision in the case concerning infringement or validity that is favorable to Paddock or Exela, or such shorter or longer period as the Court may order. Each of Paddock and Exela has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, and has also filed counterclaims. A date for the bench trial in this case has been tentatively scheduled for May 2013.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “CADX.” As of February 29, 2012, there were 85,516,607 shares of common stock outstanding held by approximately 20 stockholders of record. Many stockholders hold their shares in street name and we believe that there are more than 4,000 beneficial owners of our common stock. The closing price of our common stock on the NASDAQ Global Market on December 30, 2011, the last trading day in 2011, was $3.95 per share. The following table sets forth the high and low sales prices for our common stock as reported on the NASDAQ Global Market for the periods indicated:

	Year Ended December 31,
	2011		2010
	High	Low	High	Low
Period:
First Quarter	$9.21	$7.05	$10.91	$8.41
Second Quarter	$10.00	$6.94	$10.63	$6.29
Third Quarter	$9.47	$5.80	$8.60	$6.59
Fourth Quarter	$6.99	$3.41	$10.00	$7.13

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2011, about our common stock that may be issued upon the exercise of stock options and the vesting of restricted stock units granted to employees and members of our board of directors under all existing equity compensation plans, including our 2006 Equity Incentive Award Plan and our 2004 Equity Incentive Award Plan. The 2006 Equity Incentive Award Plan was adopted at the time of our initial public offering in October 2006, which coincided with the discontinuance of the 2004 Equity Incentive Award Plan. We amended and restated this plan in April 2010, which became effective in May 2010 upon the approval by our stockholders. See Note 11 to the Notes to Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion of our equity plans.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, restricted stock units, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Plan Category:
Equity compensation plans approved by security holders	7,973,609	(1)	$8.21	(2)	1,014,264	(3)
Equity compensation plans not approved by security holders.	—		—		—

Total	7,973,609		$8.21	(2)	1,014,264	(3)

(1)

Of these shares of common stock, 6,937,755 shares were subject to outstanding options under the 2006 Equity Incentive Award Plan and 1,031,478 shares were subject to outstanding options under the 2004 Equity Incentive Award Plan. In addition, 4,376 of the shares were subject to outstanding restricted stock units under the 2006 Equity Incentive Award Plan.

(2)

As restricted stock units do not have an exercise price, the weighted average exercise price does not take into account the 4,376 restricted stock units outstanding under the 2006 Equity Incentive Award Plan.

(3)

The 2006 Equity Incentive Award Plan contains an “evergreen” provision which allows for annual increases in the number of shares available for future issuance on January 1 of each year through January 1, 2016. The annual increase in the number of shares shall be equal to the lesser of (1) 4% of our outstanding common stock on the applicable January 1 or (2) such lesser amount determined by our board of directors. At January 1, 2011, 2010, 2009 and 2008, the board of directors approved the amount of shares authorized for future issuance under the 2006 Plan to be increased by 1,893,220 shares, 1,766,960 shares, 1,269,576 shares and 1,018,939 shares, respectively, under this provision. Effective January 1, 2012, the board of directors authorized an additional 3,334,952 shares for future issuance under the 2006 Plan pursuant to the provision; however, the issuance of such shares under the 2006 Plan is subject to shareholder approval of an amendment to our amended and restated certificate of incorporation to increase our authorized shares of common stock.

Performance Graph

The following stock performance graph illustrates a comparison of the total cumulative stockholder return on our common stock to two indices; the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 at the close of business on December 29, 2006, the last trading day in 2006, and that all dividends, if any, were reinvested. No cash dividends have been declared or paid on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and we do not currently intend to pay any cash dividends on our common stock. We expect to retain future earnings, if any, to fund the development and growth of our business. The payment of dividends by us on our common stock is limited by our loan and security agreement with Oxford Finance LLC, Silicon Valley Bank and General Electric Capital Corporation. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Issuer Repurchases of Equity Securities

Not applicable.

Item 6.	Selected Financial Data

The selected financial data set forth below is derived from our audited financial statements and may not be indicative of future operating results. Audited balance sheets at December 31, 2011 and 2010 and the related audited statements of operations and of cash flows for each of the three years in the period ended December 31, 2011 and notes thereto appear elsewhere in this Annual Report on Form 10-K. Audited balance sheets at December 31, 2009, 2008 and 2007 and the related audited statements of operations and of cash flows for 2008 and 2007 are not included elsewhere in this Annual Report on Form 10-K.

The following selected financial data should be read in conjunction with the financial statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(in thousands, except per share data)	2011	2010	2009	2008	2007
Statement of Operations Data:
Product revenue, net	$11,486	$—	$—	$—	$—
License revenue	5,210	—	—	—	—

Total net revenue	16,696	—	—	—	—
Cost of product sales	12,406	—	—	—	—
Amortization of patent license	1,567	—	—	—	—
Research and development	8,885	13,757	19,464	40,018	41,781
Selling, general and administrative	81,504	39,347	24,620	14,131	12,453
Other	1,076	1,813	413	2,384	—

Loss from operations	(88,742)	(54,917)	(44,497)	(56,533)	(54,234)
Interest income	136	106	182	1,530	3,404
Interest expense	(4,424)	(2,144)	(1,137)	(1,916)	(867)
Other income (expense)	9	312	(39)	(180)	(17)

Net loss	$(93,021)	$(56,643)	$(45,491)	$(57,099)	$(51,714)

Basic and diluted net loss per share(1)	$(1.41)	$(1.09)	$(0.93)	$(1.55)	$(1.81)

(1)

There is a lack of comparability in the per share amounts between the periods presented as a result of the issuance of 21,800 shares of common stock pursuant to a public offering in the fourth quarter of 2011, 12,500 shares of common stock pursuant to a public offering in the fourth quarter of 2010, 12,040 shares of common stock pursuant to a private placement in the first quarter of 2009 and 9,240 shares of common stock pursuant to a registered direct offering in the first quarter of 2008 .

	As of December 31,
(in thousands)	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$127,227	$134,141	$82,006	$47,627	$55,393
Accounts receivable, net	2,703	—	—	—	—
Inventory	1,388	485	—	—	—
Working capital	116,892	121,319	67,193	28,385	36,839
Total assets	164,160	163,786	92,563	55,148	64,612
Long-term debt, less current portion and discount	28,696	24,654	—	6,098	13,412
Accumulated deficit	(366,683)	(273,662)	(217,019)	(171,528)	(114,429)
Total stockholders’ equity	119,310	123,960	75,063	26,440	28,458

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with “Item 6 — Selected Financial Data” and the financial statements and related notes included in “Item 8 – Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This discussion may contain forward-looking statements that involve risks and uncertainties. For a complete discussion of forward-looking statements, see the section above entitled “Forward-Looking Statements.” Our actual results could differ materially from those anticipated in any forward-looking statements as a result of many factors, including those set forth in the section above entitled “Risk Factors.”

Overview

We are a biopharmaceutical company focused on acquiring, in-licensing, developing and commercializing proprietary product candidates principally for use in the hospital setting. We intend to build a leading franchise in the hospital setting, continuing to focus on products that are in late stages of development, currently commercialized outside the U.S., or approved in the U.S. but with significant unmet commercial potential. We will also consider strategically attractive opportunities to co-promote commercialized hospital products.

In 2006, we in-licensed the exclusive U.S. and Canadian rights to OFIRMEV® (acetaminophen) injection, an intravenous formulation of acetaminophen, from BMS, which currently markets the product in Europe and several other markets under the brand name Perfalgan®. In November 2010, OFIRMEV was approved by the FDA, and we commercially launched OFIRMEV in the U.S. in January 2011. Our near-term business strategy since the launch of OFIRMEV has been, and continues to be, working with physicians and hospitals to increase demand for OFIRMEV and ensure formulary adoption. We believe this strategy will position us well for continued revenue growth. For example, during the year ended December 31, 2011, our initial launch year, we recognized $11.5 million of net revenue on sales of OFIRMEV, and the product was added to the formulary lists at approximately 1,580 hospitals.

As part of our long-term business strategy, we entered into an agreement with Incline in June 2010 that provides us with the exclusive, irrevocable option to acquire Incline within a specified future time period. Incline is developing IONSYS™ (fentanyl iontophoretic transdermal system), an investigational product candidate intended to provide patient-controlled analgesia for adult inpatients requiring opioids following surgery. We believe that, if approved by the FDA, IONSYS could represent a potentially significant commercial opportunity and be an excellent strategic fit with OFIRMEV. As consideration for the option, we paid Incline a $3.5 million upfront option fee in June 2010 and made a second payment of $3.5 million in September 2011 upon Incline’s receipt of the second tranche of its Series A financing. We are currently in the second of two option periods, which extends until the earliest to occur of (1) 30 days after the date on which Incline submits a supplemental NDA for IONSYS to the FDA, (2) 30 days after the filing of an initial public offering by Incline, or (3) 42 months after the effective date of the option (December 21, 2013). During this second option period, we may acquire Incline for an amount not to exceed $228.0 million plus payment of an additional amount not to exceed $57.0 million upon FDA approval of IONSYS. We have an exclusive right of first negotiation to acquire Incline for the six-month period following the expiration of the second option period. In addition, we may elect to extend the second option period for two additional three-month periods upon the payment of $2.5 million to Incline for each period. Incline will remain primarily responsible for the development of IONSYS. However, we and Incline have formed a joint development committee to oversee the global development and regulatory approval for the IONSYS product candidate.

In executing our business strategy, we have incurred significant net losses since our inception and have financed our operations primarily through the sale of equity securities in both public and private offerings. Most recently, we sold 21.8 million shares in a public offering in the fourth quarter of 2011 and received aggregate net proceeds of approximately $77.3 million (after underwriting discounts and offering costs). From inception through December 31, 2011, we have received net proceeds of approximately $443.7 million from the sale of our preferred stock, common stock and warrants to purchase common stock. Additionally, we have entered into multiple loan and security agreements with Oxford Finance LLC, Silicon Valley Bank and General Electric Capital Corporation to provide us with growth capital. As of December 31, 2011, the principal balance outstanding on our current facility with this loan syndicate was $30.0 million.

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

OFIRMEV Revenue

In January 2011, we commercially launched OFIRMEV and began shipping product to independent wholesalers who sell OFIRMEV to hospitals and other end-user customers. Our initial focus was to promote rapid hospital formulary adoption of the product. During the year ended December 31, 2011, we succeeded in obtaining formulary approval for OFIRMEV at approximately 1,580 hospitals, including major academic medical centers and large community healthcare systems. During the second half of 2011, our sales force placed additional focus on generating pull-through hospital sales of OFIRMEV with the result that, in the fourth quarter of 2011, we reported net revenue from sale of OFIRMEV of $5.9 million, an amount that exceeded the $5.6 million of net revenue reported for the first three quarters of 2011 combined. For the year ended December 31, 2011, we realized $11.5 million of net revenue on shipments of OFIRMEV to over 2,200 hospitals and other end-user customers. A total of approximately 1.2 million vials of OFIRMEV were sold during 2011.

License Revenue

In November 2010, we entered into a data license agreement with Terumo Corporation, or Terumo, and Pharmatop. As part of the data license agreement, we provided to Terumo certain data and information resulting from our clinical development program for OFIRMEV for Terumo’s use in obtaining regulatory approval for and commercializing the same intravenous formulation of acetaminophen in Japan. Further, we are to provide to Terumo, without charge, up to 500 hours of technical assistance and consulting services in relation to the licensed technical information, data and know-how in order to assist Terumo in obtaining regulatory approval and manufacturing capacity for the product candidate. In April 2011, we received an upfront payment of $5.3 million under the terms of the data license agreement. If Terumo is successful in its efforts to obtain regulatory approval for and commercialize the product in Japan, we may be entitled to an additional lump-sum payment upon the first commercial sale of the product candidate and royalty payments upon any commercial sales of the product in Japan.

During the year ended December 31, 2011, we recognized $5.2 million of licensing revenue under the data license agreement with Terumo for the data provided and consulting hours incurred. The remaining payment balance of $0.1 million reflects the value of the outstanding consulting hours we are obligated to provide under the terms of the contract through November 2012. This balance is recorded as deferred revenue on our balance sheet at December 31, 2011 and will be recognized as revenue as the consulting services are rendered. No similar revenue was recognized during the year ended December 31, 2010.

Cost of Sales

Our cost of sales consists primarily of our third-party manufacturing costs, internal manufacturing overhead, indirect and personnel overhead costs, freight, excess or obsolete inventory adjustment charges and the cost of purchasing the active pharmaceutical ingredient for OFIRMEV, acetaminophen. Further, cost of sales includes the royalties due under our license agreement with BMS, which range from the mid-teens to the mid-twenties, depending on the aggregate amount of net sales we record per contract year. During the year ended 2011, we reported total costs of sales of $12.4 million, which included additional start-up manufacturing expenses and unabsorbed costs resulting from periods of idle manufacturing capacity at our primary third-party manufacturing facility. Additionally, for 2011 our costs of sales included a charge for inventory losses of $5.6 million to write-down certain inventory to its estimated net realizable value. The product in question was placed on indefinite hold pending the outcome of an investigation into unidentified particulate matter observed during routine product stability testing. The charge is being recorded due to uncertainty as to the amount of time that may be required to complete the investigation and whether the product will have sufficient remaining shelf life or otherwise be saleable after the investigation is completed.

License Fees and Patent Amortization

As a result of the FDA’s approval of OFIRMEV, we paid a $15.0 million license fee in the fourth quarter of 2010 pursuant to the term of our license agreement with BMS. This payment was capitalized on our balance sheets as an intangible asset and we are amortizing the balance on a straight-line basis, based upon the estimated life of the underlying patent assets. We may be required to make two additional milestone payments totaling up to $25.0 million based upon the achievement of certain levels of net sales of OFIRMEV, which will be recognized as license fees in the period they are incurred, as appropriate. In addition, we paid a $25.0 million up-front license in 2006 to acquire the rights to OFIRMEV, which was immediately expensed as the asset had no established technological feasibility or alternative future use at that time.

Research and Development Expenses

Our historical research and development expenses relate predominantly to OFIRMEV and our discontinued omiganan pentahydrochloride product candidate. These expenses have consisted of salaries and related employee benefits for our research and development team, license fees paid to our licensors prior to approval of our drug candidates, pre-commercialization manufacturing development activities, costs associated with clinical trials, and costs associated with non-clinical activities, such as expenses related to regulatory submissions. We have expensed these charges as the costs were incurred in developing, testing and seeking marketing approval of our product candidates. We received marketing approval for OFIRMEV from the FDA in November 2010 and with our OFIRMEV program continuing to progress, we implemented a restructuring of our workforce in November 2011 to focus our resources on the commercialization of OFIRMEV and reduce program costs that are not directly related to such efforts. This action resulted in a reduction in force of 12 employees in research and development.

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

Our selling, general and administrative costs have increased significantly since we began to focus significant resources on establishing our commercial organization in preparation for the commercial launch of OFIRMEV. Following approval of OFIRMEV in November 2010, we hired and trained our sales force and related personnel, including dedicated, hospital-focused sales representatives covering territories across the U.S. These sales representatives are focusing their efforts on the top 1,800 to 1,900 U.S. hospitals, which we believe represent approximately 80% of the market opportunity for OFIRMEV. We expect to continue to incur significant selling, general and administrative expenses as we continue to execute our marketing and sales strategies for OFIRMEV and implement a variety of marketing programs to educate customers about OFIRMEV.

Interest and Other Income and Expense

Our interest income consists primarily of interest earned on our cash, cash equivalents and short-term investments. Interest expense consists of the interest we incur under our loan and security agreements and the amortization of debt issuance costs. Other income and expense includes federal grants we have received, gains or losses recognized on transactions denominated in foreign currencies and other transactions not related to our operations.

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

As of December 31, 2011, we had federal and state net operating loss carryforwards of approximately $306.5 million and $310.0 million, respectively. If not utilized, the net operating loss carryforwards will begin expiring in 2024 for federal purposes and 2014 for state purposes. Additionally, we had both federal and state research and development tax credit carryforwards of approximately $4.8 million and $2.8 million, respectively. The federal tax credits will begin expiring in 2024 unless previously utilized and the state tax credits carryforward indefinitely. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards and development tax credit carryforwards that could be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the utilization of the net operating losses and tax credits before they expire. We have not completed a Section 382/383 study at this time to determine the impact ownership changes have had on our carryforwards but expect to complete the analysis within the next 12 months and, as a result, we may have a change in the unrecognized tax benefits that are recorded. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recognized any federal or state income tax benefit in our statement of operations and, due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

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

Our wholesaler agreements provide selling prices that are fixed on the date of sale, although we offer certain discounts to group purchasing organizations and governmental programs. The wholesalers take title to the product, bear the risk of loss of ownership and have economic substance to the inventory. Further, we have no significant obligations for future performance to generate pull-through sales, however we do allow our wholesalers to return product that is damaged or received in error. Additionally, we allow for product to be returned beginning six months prior to, and ending twelve months following, product expiration. As OFIRMEV is our first and only commercially available product and we have a limited amount of product return data, we do not believe we currently have sufficient history to accurately predict product returns from our wholesaler distribution channel. Therefore, we are deferring the recognition of revenue until the wholesalers sell OFIRMEV to hospitals or other end-user customers. We will continue to defer recognition until the point at which we have obtained sufficient sales history to accurately estimate returns from the wholesalers, which to date have been minimal. Shipments of product that are not recognized as revenue are treated as deferred revenue until evidence exists to confirm that pull-through sales to hospitals or other end-user customers have occurred.

We record certain fees, sales reserves and allowances as a reduction to gross revenue and deferred revenue, as applicable. These reserves and allowances include distribution service fees, a prompt payment reserve, a group purchasing discount and administrative service fee, and discounts to governmental programs, as applicable. Distribution service fees arise from contractual agreements between us and certain wholesalers for distribution services they provide with respect to OFIRMEV. These fees are generally a fixed percentage of the price of the product purchased by these wholesalers. The prompt payment reserve is based upon cash discounts we offer certain wholesalers as an incentive to meet certain payment terms. We account for these cash discounts at the time the sale is made to the wholesalers and reduce our accounts receivable accordingly. The group purchasing discount and administrative service fee is based upon contracted discounts we provide to members of certain purchasing groups. We estimate the sales through our wholesalers to the group purchasing organization members and accrue for the chargebacks we anticipate from such sales based on the difference between the current retail price and the reduced price paid by the group purchasing organization members. A group purchasing organization administrative fee that we incur in exchange for administrative services provided by the group purchasing organizations for these transactions is also recorded at the time of sale. We also provide governmental programs a predetermined discount that is recorded at the time of sale.

Revenue from our data license agreement is recognized upon delivery of the goods and services provided, based upon the consideration allocated to each deliverable. We allocated the consideration to each deliverable based upon our review of the agreement pursuant to multiple-element arrangement guidance. We determined both the data license and consulting service deliverables were separate units of accounting, each having value on a standalone basis, and estimated the fair value each item. The value of the data license was based upon similar proposals from third parties and internal costs we incurred in developing the data and obtaining similar rights. The value of the consulting services was based on contracts we had engaged with third parties for similar services. These values were consolidated and adjusted based upon the relative fair value of the consideration received pursuant to the agreement and there is no right of return or similar refund provisions in the data license agreement. Consideration allocated to the data license was recognized as revenue upon delivery of the data in 2011. Consideration allocated to the consulting services is being recognized as revenue as such services are rendered.

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

Our inventory costs consist primarily of our third-party manufacturing fees, internal manufacturing overhead, indirect and personnel overhead costs, freight-in and the cost of purchasing acetaminophen, the active pharmaceutical ingredient for OFIRMEV. Fixed production overheads are allocated to the unit production costs based upon normal production capacity. Unallocated overhead costs incurred during periods of abnormally low production or unplanned facility downtime are recognized as expense in the period in which they are incurred.

For 2011, we recorded a charge for inventory losses of $5.6 million in cost of sales to write-down certain inventory to its estimated net realizable value. The product in question was placed on indefinite hold pending the outcome of an investigation into unidentified particulate matter observed during routine product stability testing. The charge is based upon our best estimate of the value we will realize from the sale, if any, of the product and is being recorded due to uncertainty as to the amount of time that may be required to complete the investigation and whether the product will have sufficient remaining shelf life or otherwise be saleable after the investigation is completed.

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

Long-Lived Assets

A substantial portion of our capital assets are associated with our manufacturing equipment at Baxter, our primary third-party manufacturer. In building these assets and creating additional capacity, we have entered into agreements whereby we fund specified improvements to the facilities and the construction of the manufacturing equipment to be used for the production of OFIRMEV. During the build-out of the facility and construction of our equipment, we accrue for costs incurred based on factors such as estimates of work performed, milestones achieved and experience with similar contracts. As actual costs become known, we adjust our accruals accordingly.

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

As the result of the discontinuation of our omiganan pentahydrochloride program, we recorded an impairment charge of $2.4 million on our omiganan pentahydrochloride manufacturing equipment during the fourth quarter of 2008. In 2009, we recorded adjustments to this impairment charge, reducing it by $0.2 million as actual costs incurred in disposing of the assets were less than anticipated. Additionally, during the second quarter of 2010, we modified the design of our planned second production line for our OFIRMEV product candidate resulting in the partial cancellation of a capital equipment order. As a result of the partial cancellation of the equipment, we incurred a charge of $1.5 million in 2010 to impair the costs accumulated in construction-in-process for the equipment and accrue for related termination charges.

Results of Operations

Years ended December 31, 2011 and 2010

Revenue

During the year ended December 31, 2011, our initial launch year for OFIRMEV, we recognized $11.5 million of net product revenue from the sale of OFIRMEV to hospitals and other end-users. Additionally, we recognized $5.2 million of revenue during 2011 related to the data license agreement with Terumo, for which data was provided and consulting hours were incurred pursuant to the terms of the agreement. No similar revenue was recognized during the year ended December 31, 2010.

Our product revenue is reported net of fees, sales reserves and allowances, including the distribution service fee we pay to our contracted wholesalers, a prompt payment reserve we grant our customers, a group purchasing discount and administrative service fee, and discounts to governmental programs, as applicable. Further, although title to the product and risk of loss pass to the wholesalers upon delivery to them, we are deferring the recognition of revenue to the point at which the product is sold to hospitals and other end-user customers due to our lack of sufficient sales returns history to accurately estimate returns from the wholesalers. Revenue from product sales that remains with the wholesalers at period-end is recorded as deferred revenue, which as of December 31, 2011, was $1.2 million, net of fees, sales reserves and allowances. We had no deferred revenue at December 31, 2010.

Costs and Expenses

Cost of Product Sales. Our cost of product sales for the year ended December 31, 2011, was $12.4 million and includes a charge recorded in the fourth quarter of 2011 of $5.6 million. Further, our cost of sales for 2011 includes higher per-unit costs as we commenced the manufacturing of OFIRMEV, resulting in inefficiencies and higher allocated overhead costs. Additionally, we incurred certain periods of idle manufacturing capacity, resulting in unabsorbed manufacturing costs, mostly attributable to depreciation expense and labor-related costs. These costs were recognized as a cost of product sales during the period in which they were incurred.

Patent Amortization. For the year ended December 31, 2011, we incurred $1.6 million of non-cash expense related to the amortization of the $15.0 million license payment made to BMS following the approval of our NDA for OFIRMEV in November 2010. We are amortizing the balance of the payment on a straight-line basis, based upon the estimated life of the underlying patent assets. No such amortization was incurred during the year ended December 31, 2010.

Research and Development Expenses. Research and development expenses decreased $4.9 million for the year ended December 31, 2011, to $8.9 million, compared to $13.8 million for 2010. This decrease was due to the completion of our development program for OFIRMEV, and transition to a commercially-focused organization. Specifically, in 2010, we incurred manufacturing development expenses in preparation for the commercialization of OFIRMEV that were not incurred in 2011. Further, during 2011, certain quality assurance expenses incurred in the manufacturing process for OFIRMEV were allocated to manufacturing, which we did not incur in 2010. In November 2011, we continued this transition by implementing a restructuring of our workforce, resulting in the reduction of 12 employees in our research and development organization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $42.2 million for the year ended December 31, 2011, to $81.5 million, compared to $39.3 million for 2010. This increase was primarily related to costs associated with our sales representatives, who were hired following the FDA approval of OFIRMEV in November 2010. These additional costs include the labor-related costs for the sales representatives and the related support staff. Other added costs include the travel expenses incurred by our sale representatives and other selling and education related costs. Further, we incurred additional marketing and promotion expenses, medical affairs costs, legal fees and other general corporate expenses in support of our commercial operations during 2011, as compared to 2010.

Other Expenses. In November 2011, we implemented a restructuring of our workforce, which resulted in the termination of 17 employees, or approximately 7% of our total workforce at that time. The reduction was primarily in our research and development and general and administrative areas. As a result, we recorded one-time employee termination costs of $1.1 million, including severance and other benefits. These costs were partially offset by a $0.3 million recovery of previously accrued labor related charges, which was recorded at the time of the termination and is included in research and development expenses. In 2010, we recorded a charge of $1.5 million related to the partial cancellation of an equipment order resulting from a modification in the design of our planned second production line for OFIRMEV. The charge recorded impaired the costs that had been accumulated in construction-in-progress for the equipment. Further, we incurred a charge of $0.3 million related to a reduction in force of six individuals during the second quarter of 2010.

Other Income and Expenses, Net

Net other expense increased $2.6 million for the year ended December 31, 2011, to $4.3 million, compared to $1.7 million in 2010. This increase was primarily due to the additional interest expense incurred under our loan and security agreement and the amendments thereto, and a higher outstanding principal balance during the year ended December 31, 2011, as compared to the same period in 2010. Further, in 2010, we received a $0.2 million federal government grant from the Qualifying Therapeutic Discovery Project program under section 48D of the Internal Revenue Code. No similar grants were received in 2011.

Years ended December 31, 2010 and 2009

Costs and Expenses

Research and Development Expenses. Research and development expenses decreased $5.7 million for the year ended December 31, 2010, to $13.8 million, compared to $19.5 million for 2009. This decrease was due to the progress of our development programs during this period. More specifically, in May 2009, we completed the clinical trial program for OFIRMEV and filed an NDA for the product with the FDA. As a result, our research and development spending on this program decreased $3.6 million in 2010 as compared to 2009. Further, as we discontinued our omiganan pentahydrochloride product candidate in March 2009, our spending for this program decreased $1.7 million in 2010 as compared to 2009. In addition, our other supporting costs related to these programs also decreased $0.4 million in 2010 as compared to 2009.

Selling, General and Administrative Expenses. For the year ended December 31, 2010, our selling, general and administrative expenses increased $14.7 million to $39.3 million, compared to $24.6 million for 2009. This increase was primarily related to our efforts to establish our commercial infrastructure and prepare for the commercial launch of OFIRMEV. As part of these efforts, we increased our sales and marketing staff from two at the beginning of 2009 to approximately 200 at December 31, 2010. This increase in personnel significantly increased our salaries and related personnel costs in 2010 as compared to 2009, including an additional $2.3 million of stock-based compensation charges. Moreover, we incurred additional consulting and other services related to the establishment and operating costs of our commercial infrastructure in 2010.

Other Expenses. For the year ended December 31, 2010, we recorded a charge of $1.5 million related to the partial cancellation of an equipment order resulting from a modification in the design of our planned second production line for OFIRMEV. The charge recorded impaired the costs that had been accumulated in construction-in-progress for the equipment. Further, we incurred a charge of $0.3 million related to a reduction in force of six individuals during the second quarter of 2010. During 2009, we recorded restructuring charges of $0.6 million related to the discontinuation of our omiganan pentahydrochloride product candidate. Additionally in 2009, we reduced the impairment charge taken in the fourth quarter of 2008 on our omiganan pentahydrochloride manufacturing equipment by $0.2 million as the actual costs incurred in disposing of certain assets were less than anticipated.

Other Income and Expenses, Net

Net other expense increased $0.7 million for the year ended December 31, 2010, to $1.7 million, compared to $1.0 million in 2009. This increase was primarily due to the additional interest expense incurred on the additional outstanding principal balance under our loan and security agreement. Partially offsetting the increase in interest expense was the receipt of $0.2 million in federal government grants from the Qualifying Therapeutic Discovery Project program under section 48D of the Internal Revenue Code in 2010. No similar grants were received in 2009.

Liquidity and Capital Resources

As a biopharmaceutical company focused on acquiring, in-licensing, developing and commercializing proprietary product candidates principally for use in the hospital setting, we enter into agreements to acquire the rights to develop and commercialize product candidates. These agreements and related development programs consume significant resources and may not result in a commercial product to generate revenue. For example, we obtained the exclusive patent rights and know-how for OFIRMEV, which is currently our only product, for the U.S. and Canada pursuant to our license agreement with BMS. Under this agreement, we have paid a total of $40.0 million in up-front fees and milestone payments, and we may be required to make two future milestone payments totaling up to $25.0 million upon the achievement of certain levels of net sales of the product. We are also obligated to pay royalties on any net sales of OFIRMEV, and are subject to annual minimum royalty obligations. Further, in the second quarter of 2010 we entered into an option agreement pursuant to which we obtained an option to acquire Incline. As consideration for this option, we have paid a total of $7.0 million to Incline. Our agreement with Incline is currently in the second of two option periods, during which we may acquire Incline for an amount not to exceed $228.0 million, plus payment of an additional amount not to exceed $57.0 million upon FDA approval of IONSYS.

In developing these products, we incur substantial capital resource outlays which we may not recover quickly, or at all. For example, we have incurred over $43.0 million in research and development costs through December 31, 2011 specific to the OFIRMEV development program. Our total investment in the OFIRMEV program is significantly more as these costs exclude a substantial portion of our internal costs, such as salaries and related personnel costs, which are not tracked on a project basis. In January 2011, we commenced sales of OFIRMEV, however, as of December 31, 2011, we have realized less than $12.0 million in net revenue and we continue to operate at a loss. We also previously entered into a license agreement for our former omiganan pentahydrochloride product candidate, under which we paid to Migenix an aggregate of $2.0 million in the form of an up-front fee, including the purchase of 617,284 shares of Migenix common stock. We incurred expenses of approximately $57.5 million specific to the omiganan project, which was discontinued in 2009.

We have incurred significant net losses since our inception and, as of December 31, 2011, we had accumulated a deficit of $366.7 million. A significant portion of these costs have been incurred in connection with research and development activities, including license fees, costs of clinical trial activities associated with our product candidates, our commercial operations and infrastructure, manufacturing development activities and general and administrative expenses. We have continued to incur operating losses in connection with our commercial launch of OFIRMEV, including the marketing and sales efforts for the product, and expect to continue operating at a loss until we can generate a sufficient amount of revenue from sales of OFIRMEV. Further, we could incur additional expenses, which may be significant, if we acquire or in-license additional products, technologies or businesses that are complementary to our own.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:

•	our ability to successfully market and sell OFIRMEV;

•

our capacity to manage our commercial infrastructure and related expenses, including our sales and marketing personnel, and costs incurred under our agreements with third parties for warehousing, distribution, cash collection and related commercial activities;

•	our execution of acquisition, in-licensing, co-promotion, or similar agreements for new products, and the timing of payments we may make or receive under these agreements;

•	variations in the level of expenses related to our development programs for any future product candidates;

•	costs associated with our ongoing intellectual property infringement lawsuits related to OFIRMEV, and any product liability or other litigation in which we may become involved;

•	costs associated with any product recall or investigation into quality concerns;

•	regulatory developments affecting OFIRMEV or the product candidates of our competitors;

•	the level of underlying hospital demand for OFIRMEV and wholesalers’ buying patterns; and

•	any determination to exercise our option to acquire Incline.

Since inception, our operations have been financed primarily through the sale of equity securities, in both public and private offerings. From our inception through December 31, 2011, we have received net proceeds of approximately $443.7 million from the sale of our preferred stock, common stock and warrants to purchase common stock. Through December 31, 2011, the sales of shares of our preferred stock, common stock and warrants were as follows:

•

from July 2004 to December 2011 (excluding our initial public offering, our February 2008 registered direct offering, our February 2009 private placement and our 2010 and 2011 public offerings), we issued and sold a total of 3,060,822 shares of common stock to our founders, employees, directors and consultants for aggregate net proceeds of $2.7 million;

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

•

in February 2009, we raised aggregate net proceeds of approximately $86.2 million through a private placement transaction in which we issued 12,039,794 shares of common stock and warrants to purchase up to 6,019,897 additional shares of common stock at a price of $7.84, all of which remain outstanding at December 31, 2011;

•	in November and December 2010, we completed a public offering in which we issued and sold a total of 12,500,000 shares of our common stock for aggregate net proceeds of $93.6 million; and

•	in November 2011, we completed a public offering in which we issued and sold a total of 21,800,000 shares of our common stock for aggregate net proceeds of $77.3 million.

Additionally, we have obtained growth capital through loans with Oxford Finance LLC, Silicon Valley Bank and General Electric Capital Corporation. As of December 31, 2011, the current secured credit facility with this syndicate had an outstanding principal balance of $30.0 million and we had no further available credit. We are currently making interest-only payments on the outstanding balance of this facility, which will continue through December 2012. In January 2013, we will begin making equal monthly principal and interest payments to fully amortize the balance over a 30-month term. In connection with the establishment of our loan agreements, we have issued warrants to the lenders to purchase shares of our stock. As of December 31, 2011, 63,079 shares of common stock had been issued from the exercise of such warrants. Warrants to purchase an additional 50,331 common shares at $12.67 per share, 254,793 common shares at $7.0645 per share and 158,311 at $3.79 per share, remain outstanding from our loan agreements at December 31, 2011.

Liquidity

As of December 31, 2011, we had $82.6 million in cash and cash equivalents, a decrease of $29.6 million from $112.2 million at December 31, 2010. This decrease was primarily due to our use of cash for operations ($78.2 million), net purchases of marketable securities ($22.7 million), principal payments on our previous credit facility ($4.5 million), the second option payment we made on our Incline investment ($3.5 million), and payments on purchases of property and equipment ($2.7 million). These cash outflows were mostly offset by the

$77.3 million net proceeds received from our November 2011 public offering for 21.8 million shares of common stock, the receipt of $3.4 million in net additional capital in December 2011 from our refinanced credit facility, and the receipt of a net $1.4 million from stock option exercises and restricted stock unit vesting during 2011.

Our $78.2 million use of cash in operations during 2011 represents a $19.3 million increase from the $58.9 million of cash used in operations during 2010. This additional use of cash during 2011 was primarily due to the $36.4 million increased net loss we incurred during 2011 as we launched our commercial sales efforts for OFIRMEV in January 2011, partially offset by the $15.0 million license payment made in 2010 which was not incurred in 2011. The increased net loss from our commercialization efforts in 2011 includes costs from the addition of sales representatives to market the product, along with other support personnel, and related selling and marketing costs. Correspondingly, our accounts payable and accrued liabilities increased during 2011, due primarily to the increase in commercial activities. In addition, our accounts receivable balance continues to grow as our revenue increases.

During the year ended December 31, 2011, we received net proceeds of $77.3 million from the sale of 21.8 million shares of our common stock and net additional capital of $3.4 million related to the refinancing of our $30.0 million loan and security agreement. A portion of these additional funds were invested in marketable securities. As a result, we ended 2011 with a net increase of $22.7 million in marketable securities as compared to December 31, 2010.

Our property and equipment balance at December 31, 2011, increased $1.6 million to $10.6 million, from $9.0 million as of December 31, 2010. This increase was primarily due to $3.3 million in capital equipment purchases, a portion of which was accrued but unpaid at December 31, 2011, primarily for the manufacture of OFIRMEV. These purchases were partially offset by $1.7 million of depreciation taken during 2011. We continue to negotiate a development plan for a capacity increase at Baxter, our primary third-party manufacturer for OFIRMEV. As part of this plan, we will fund all capital equipment purchases and facility improvements necessary for the capacity increase. However, we cannot reasonably estimate the cost of this expansion at this time as the capacity increase development plan has not been completed.

Capital Resources

Our cash, cash equivalents and short-term investment balances are our primary source of liquidity and currently the only sources available to us. We believe we have sufficient financial resources to fund our operations, at a minimum, for the next twelve months. However, our future funding requirements will depend on many factors, including, but not limited to:

•	our ability to successfully market and sell OFIRMEV;

•

our capacity to manage our commercial infrastructure and related expenses, including our hired sales and marketing personnel, and costs incurred under our agreements with third parties for warehousing, distribution, cash collection and related commercial activities;

•	our execution of acquisition, in-licensing, co-promotion, or similar agreements for new products, and the timing of payments we may make or receive under these arrangements;

•	variations in the level of expenses related to our development programs for any future product candidates;

•	costs associated with our ongoing intellectual property infringement lawsuits related to OFIRMEV, and any product liability or other litigation in which we may become involved;

•	costs associated with any product recall or investigation into quality concerns;

•	regulatory developments affecting OFIRMEV or the product candidates of our competitors;

•	the level of underlying hospital demand for OFIRMEV and wholesalers’ buying patterns; and

•	any determination to exercise our option to acquire Incline.

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

Other Significant Cash and Contractual Obligations

The following table summarizes our scheduled contractual obligations and commitments that will affect our future liquidity as of December 31, 2011 (in thousands):

		Payments By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations, including interest	$39,359	$3,114	$27,556	$8,689	$—
Third-party manufacturing obligations(1)	39,533	14,397	22,053	3,083	—
Operating leases(2)	1,886	1,065	817	4	—
Manufacturing capacity upgrades(3)	—	—	—	—	—
Other purchase obligations(4)	3,094	1,919	1,175	—	—
Incline transaction(5)	—	—	—	—	—
License obligations(6)	—	—	—	—	—

Total(7)	$83,872	$20,495	$51,601	$11,776	$—

(1)

We have contracted with third-party manufacturers for the commercial supply of OFIRMEV. Under these agreements, we are required to purchase a certain minimum number of vials each year during the terms of the contracts. The amounts presented represent our estimates of the minimum required expenditures under these agreements; however, the ultimate liability for these obligations may be reduced if one or more of our suppliers fails or declines to supply a sufficient quantity of OFIRMEV in accordance with our purchase orders.

(2)	The amounts presented represent commitments for minimum lease payments related to leases of office space and certain equipment under non-cancelable operating leases.
(3)

We continue to negotiate the development plan for an increase in manufacturing capacity at Baxter, our primary third-party manufacturer for OFIRMEV, whereby we will fund all facility improvements under the development plan. In addition, upon the termination of our arrangement with Baxter, we are required to reimburse Baxter for all reasonable costs for de-installation of our equipment and the restoration of Baxter’s manufacturing facility to its pre-installation condition. However, we are not able to reasonably estimate the cost and timing of these costs at this time and therefore have not included these obligations in the amounts presented.

(4)	Includes purchase commitments for capital expenditures related to our capacity increase at Baxter and other purchase obligations for services at fixed minimum costs.
(5)

Under our option agreement with Incline, we may acquire Incline for an amount not to exceed $228.0 million, plus payment of an additional amount not to exceed $57.0 million upon FDA approval of IONSYS. Further, we may elect to extend the second option period for two additional three-month periods upon the payment of $2.5 million to Incline for each period. We are unable to estimate with certainty the timing and potential of these payments as they are dependent upon certain events and circumstances which may or may not occur. Therefore, we have not included these obligations in the amounts presented.

(6)

Under our license agreement with BMS, we may be required to make additional future payments up to a total of $25.0 million upon the achievement of certain levels of net sales of OFIRMEV. We are also required to pay royalties on any net sales of OFIRMEV under the agreement and are subject to annual minimum royalty obligations. License payments may be increased based on the timing of various milestones and the extent to which the licensed technologies are pursued for other indications. These milestone payments under our license agreements are not included in the table above because at this time we cannot determine when, or if, the related milestones will be achieved or the events triggering the commencement of payment obligations will occur. Further, our minimum royalty obligations are not included in the table as we cannot determine the extent, if any, we will be required to pay as our obligation may be offset by payments from other parties.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2011.

Recent Accounting Pronouncements

See Note 2 to the Notes to Financial Statements in Item 8 below for further discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Cash Equivalents and Investments

Our cash equivalents and short-term investments are classified as available-for-sale. As of December 31, 2011, our holdings consisted of investments in money market funds, debt obligations of government agencies, municipalities, commercial paper and certificates of deposit. These investments were made in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.

We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe our cash, cash equivalents and investment securities have significant risk of default or illiquidity. We made this determination based on discussions with our investment advisors and a review of our holdings. While we believe our cash, cash equivalents and investment securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. All of our investments are held at fair value. The following table shows the fair value of our cash equivalents and investments as of December 31, 2011 (in thousands):

	Amortized Cost Basis	Fair Value
Cash equivalents	$80,735	$80,735
Available-for-sale marketable securities	$44,616	$44,618

Debt

Our current loan and security agreement has a fixed interest rate. Consequently, we do not have significant interest rate cash flow exposure on our debt. The principal balance of the loan under the agreement at December 31, 2011 was $30.0 million, and is collateralized by substantially all of our assets (excluding intellectual property). Under the terms of the agreement, we are precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and are subject to various non-financial covenants and prepayment penalties. We believe we were in compliance will all such covenants under the agreement as of December 31, 2011.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of Cadence Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Cadence Pharmaceuticals, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cadence Pharmaceuticals, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cadence Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 13, 2012

CADENCE PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$82,609	$112,175
Investments in marketable securities	44,618	21,966
Restricted cash	450	150
Accounts receivable, net	2,703	—
Inventory	1,388	485
Prepaid expenses	1,071	1,232
Other current assets	90	36

Total current assets	132,929	136,044
Property and equipment, net	10,569	8,986
Intangible assets, net	13,433	15,000
Restricted cash	190	190
Other assets	7,039	3,566

Total assets	$164,160	$163,786

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,801	$3,416
Accrued liabilities	10,945	7,286
Deferred revenue	1,291	—
Current portion of long-term debt, less discount of $- and $429, respectively	—	4,023

Total current liabilities	16,037	14,725
Long-term debt, less current portion and discount of $1,304 and $894, respectively	28,696	24,654
Other long-term liabilities	117	447

Total liabilities	44,850	39,826
Commitments and contingencies (Note 8)
Stockholders’ equity :
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2011 and 2010, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 85,511,607 shares and 63,107,361 shares issued and outstanding at December 31, 2011 and 2010, respectively	9	6
Additional paid-in capital	485,982	397,616
Accumulated other comprehensive income	2	—
Accumulated deficit	(366,683)	(273,662)

Total stockholders’ equity	119,310	123,960

Total liabilities and stockholders’ equity	$164,160	$163,786

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Product revenue, net	$11,486	$—	$—
License revenue	5,210	—	—

Total net revenues	16,696	—	—

Costs and expenses:
Cost of product sales	12,406	—	—
Amortization of patent license	1,567	—	—
Research and development	8,885	13,757	19,464
Selling, general and administrative	81,504	39,347	24,620
Other	1,076	1,813	413

Total costs and expenses	105,438	54,917	44,497

Loss from operations	(88,742)	(54,917)	(44,497)
Other (expense) income:
Interest income	136	106	182
Interest expense	(4,424)	(2,144)	(1,137)
Other income (expense)	9	312	(39)

Total other expense, net	(4,279)	(1,726)	(994)

Loss before income tax	(93,021)	(56,643)	(45,491)

Net loss	$(93,021)	$(56,643)	$(45,491)

Basic and diluted net loss per share(1)	$(1.41)	$(1.09)	$(0.93)

Shares used to compute basic and diluted net loss per share(1)	66,075	52,042	48,754

(1)

As a result of the issuance of common stock pursuant to public offerings in the fourth quarter of 2011 and 2010, there is a lack of comparability in the per share amounts between the periods presented. Please see Note 2 of the Notes to Financial Statements for further discussion.

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Loss
	Shares	Amount
Balance at December 31, 2008	38,364	$4	$197,965	$—	$(171,528)	$26,441
Private placement offering of common stock, net of $353 offering costs, in February at $7.13 per share and warrants to purchase 6,020 shares of common stock at $7.84 per share for $0.125 per warrant	12,040	1	86,242	—	—	86,243
Issuance of common stock from option exercises under equity compensation plans	81	—	115	—	—	115
Stock-based compensation	—	—	7,755	—	—	7,755
Net Loss	—	—	—	—	(45,491)	(45,491)	$(45,491)

Balance at December 31, 2009	50,485	5	292,077	—	(217,019)	75,063	$(45,491)

Issuance of warrants in June to purchase 255 shares of common stock at $7.0645 per share	—	—	1,237	—	—	1,237
Public offering of common stock, net of $6,445 offering costs, in November and December at $8.00 per share	12,500	1	93,554	—	—	93,555
Issuance of common stock from option exercises and lapse of restricted stock units under equity compensation plans	122	—	235	—	—	235
Stock-based compensation	—	—	10,513	—	—	10,513
Net Loss	—	—	—	—	(56,643)	(56,643)	$(56,643)

Balance at December 31, 2010	63,107	6	397,616	—	(273,662)	123,960	$(56,643)

Public offering of common stock, net of $4,448 offering costs, in November at $3.75 per share	21,800	2	77,300	—	—	77,302
Issuance of warrants in December to purchase 158 shares of common stock at $3.79 per share	—	—	390	—	—	390
Issuance of common stock from option exercises and lapse of restricted stock units under equity compensation plans	605	1	1,443	—	—	1,444
Stock-based compensation	—	—	9,233	—	—	9,233
Unrealized gain on marketable securities, net	—	—	—	2	—	2	$2
Net Loss	—	—	—	—	(93,021)	(93,021)	(93,021)

Balance at December 31, 2011	85,512	$9	$485,982	$2	$(366,683)	$119,310	$(93,019)

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities
Net loss	$(93,021)	$(56,643)	$(45,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,670	758	537
(Gain) loss on disposal of assets	(66)	55	7
Impairment of long-lived assets	—	1,522	—
Inventory write-down	5,574	—	—
Adjustment to estimate of impairment of long-lived assets	—	—	(181)
Impairment of available-for-sale securities	—	—	45
Stock-based compensation	9,233	10,513	7,755
Non-cash interest expense	49	32	26
Amortization of intangible assets	1,567	—	—
Amortization of discount on note payable	409	373	219
Accretion of premiums on available-for-sale securities, net of accretion of discounts	5	29	130
Changes in operating assets and liabilities:
Accounts receivable	(2,703)	—	—
Prepaid expenses and other current assets	104	(585)	(444)
Intangible assets	—	(15,000)	—
Inventory	(6,477)	(485)	—
Accounts payable	360	653	(1,930)
Deferred revenue	1,291	—	—
Accrued liabilities and other liabilities	3,853	(82)	(2,721)

Net cash used in operating activities	(78,152)	(58,860)	(42,048)

Investing activities
Purchases of marketable securities	(82,681)	(24,201)	(10,738)
Maturities of marketable securities	60,006	8,250	4,575
Payment for option purchase right	(3,500)	(3,500)	—
Restricted cash	(300)	1,348	1,046
Purchases of property and equipment	(2,733)	(3,754)	(3,267)
Proceeds from the sale of property and equipment	66	3	—

Net cash used in investing activities	(29,142)	(21,854)	(8,384)

Financing activities
Proceeds from issuance of common stock	78,746	93,790	86,358
Borrowings under debt agreements, net of fees	3,434	29,591	—
Principal payments under debt agreements	(4,452)	(6,351)	(7,694)

Net cash provided by financing activities	77,728	117,030	78,664

Net (decrease) increase in cash and cash equivalents	(29,566)	36,316	28,232
Cash and cash equivalents at beginning of period	112,175	75,859	47,627

Cash and cash equivalents at end of period	$82,609	$112,175	$75,859

Supplemental disclosures
Issuance of warrants in connection with loan and security agreement	$390	$1,237	$—
Shares in unconsolidated entity acquired in option purchase agreement	$—	$500	$—
Property and equipment purchases in accounts payable and accrued expenses	$891	$371	$1,101
Cash paid for interest and fees	$4,311	$1,986	$814

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	The Company

Cadence Pharmaceuticals, Inc. (the “Company”) was incorporated in the state of Delaware in May 2004. The Company is a biopharmaceutical company focused on acquiring, in-licensing, developing and commercializing proprietary product candidates principally for use in the hospital setting. In March 2006, the Company in-licensed the exclusive U.S. and Canadian rights to OFIRMEV®, an intravenous formulation of acetaminophen, from Bristol-Myers Squibb Company (“BMS”). In November 2010, the Food and Drug Administration (“FDA”) approved the Company’s New Drug Application (“NDA”) for OFIRMEV for the management of mild to moderate pain, moderate to severe pain with adjunctive opioid analgesics, and the reduction of fever in adults and children two years of age and older. In January 2011, the Company commenced commercial sales of the product in the U.S., and therefore it is no longer considered a development stage company.

2.	Summary of Significant Accounting Policies

Management Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Examples of such estimates include, but are not limited to, inventory obsolescence and valuation, restructuring liabilities, stock-based compensation, and commitments and contingencies. On a regular basis, the Company reviews its estimates to ensure the estimates appropriately reflect changes in its business or as new information becomes available. Management believes that these estimates are reasonable, however, actual results could materially differ from these estimates.

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

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence that an arrangement exists, title has passed, collection is reasonably assured and the price is fixed or determinable. It sells OFIRMEV mostly to wholesalers who in-turn sell the product to hospitals and other end-user customers. Sales to wholesalers provide for selling prices that are fixed on the date of sale, although the Company offers certain discounts to group purchasing organizations and governmental programs. The wholesalers take title to the product, bear the risk of loss of ownership, and have economic substance to the inventory. Further, the Company has no significant obligations for future performance to generate pull-through sales, however it does allow wholesalers to return product that is damaged or received in error. In addition, the Company allows for product to be returned beginning six months prior to, and ending twelve months following, product expiration. As OFIRMEV is the Company’s first and only commercially available product and there is a limited amount of product return data, the Company does not believe it has sufficient sales and returns history at this time to accurately predict product returns from its wholesaler distribution channel. Therefore, the Company is deferring the recognition of revenue until the wholesalers sell OFIRMEV to hospitals or other end-user customers. It will continue to defer revenue

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

recognition until the point at which it has obtained sufficient sales history to accurately estimate returns from the wholesalers. Shipments of product that are not recognized as revenue are treated as deferred revenue until evidence exists to confirm that pull-through sales to hospitals or other end-user customers have occurred.

The Company records certain sales reserves and allowances as a reduction to gross revenue and deferred revenue, as applicable. These reserves and allowances include distribution service fees, a prompt payment reserve, a group purchasing discount and chargeback reserve, and discounts to governmental programs, as applicable. Distribution service fees arise from contractual agreements the Company has with certain wholesalers for distribution services they provide with respect to OFIRMEV. These fees are generally a fixed percentage of the price of the product purchased by these wholesalers. The prompt payment reserve is based upon cash discounts the Company offers certain wholesalers as an incentive to meet certain payment terms. It accounts for these cash discounts at the time the sale is made to the wholesalers and reduces its accounts receivable accordingly. The group purchasing discount and chargeback reserve is based upon contracted discounts the Company provides to members of certain purchasing groups. The Company estimates the sales through its wholesalers to these group purchasing organizations and accrues for the chargebacks it anticipates from its wholesalers for the difference between the current retail price and the reduced price paid by the members of the group purchasing organizations. A group purchasing organization fee the Company incurs for these transactions is also recorded at the time of sale. The Company also provides governmental programs a predetermined discount that is recorded at the time of sale.

Revenue from the Company’s data license agreement is recognized upon delivery of the goods and services provided, based upon the consideration allocated to each deliverable. The Company allocates the consideration to each deliverable based upon its review of the agreement pursuant to multiple-element arrangement guidance. See Note 9 for further discussion.

Accounts Receivable

The Company extends credit to its customers in the normal course of business based upon an evaluation of the customer’s credit history, financial condition and other factors. Trade accounts receivable are recorded on gross sales to wholesalers, net of allowances for prompt payment and other discounts, chargebacks and doubtful accounts. Wholesaler distribution fees are recorded as accounts payable and accrued liabilities. Estimates of allowances for doubtful accounts are determined by evaluating individual customer circumstances, historical payment patterns, length of time past due and economic and other factors. As of December 31, 2011 and December 31, 2010, the Company had no reserves for doubtful accounts on its balance sheets. Further, during the years ended December 31, 2011, 2010 and 2009, no charges were incurred to reserve or write-off past due accounts.

Fair Value Reporting

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, restricted cash, trade receivables and payables, an option purchase right, equity securities of an unconsolidated privately-held entity, accrued liabilities and long-term debt. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash and cash equivalents, restricted cash, trade receivables and payables, accrued liabilities and long term debt are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The Company’s option purchase right and equity securities of an unconsolidated privately-held entity have been initially valued based upon the transaction price under the cost method of accounting. These assets are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The fair value of marketable securities is based upon market prices quoted on the last day of the fiscal period.

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

The following tables present further detail of the financial instruments carried at fair value on the Company’s balance sheet as of December 31, 2011 and 2010. The tables do not include assets and liabilities which are measured at historical cost or on any basis other than fair value (in thousands):

Description	Balance at December 31, 2011	Fair Value Measurements as of December 31, 2011
		Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$74,389	$74,389	$—	$—
Debt instruments—Corporate debt obligations	6,346	—	6,346	—
Investments in marketable securities—short-term:
Debt instruments—Corporate debt obligations	37,394	—	37,394	—
Debt instruments— Municipal debt obligations	6,224	—	6,224	—
Certificates of deposit	1,000	—	1,000	—

Assets at fair value	$125,353	$74,389	$50,964	$—

Description	Balance at December 31, 2010	Fair Value Measurements as of December 31, 2010
		Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$107,611	$107,611	$—	$—
Debt instruments—Corporate debt obligations	4,500	—	4,500	—
Investments in marketable securities—short-term:
Debt instruments—Municipal debt obligations	15,466	—	15,466	—
Debt instruments—Corporate debt obligations	5,500	—	5,500	—
Certificates of deposit	1,000	—	1,000	—

Assets at fair value	$134,077	$107,611	$26,466	$—

The Company’s level 2 financial instruments are valued using market prices on less active markets and model-derived valuations with observable valuation inputs such as interest rates and yield curves. The Company obtains the fair value of Level 2 financial instruments from a third-party pricing service, which the Company validates through independent valuation testing and review of portfolio valuations provided by the Company’s investment managers.

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. These investments may include money market funds, U.S. Government agencies, corporate debt securities and commercial paper. As of December 31, 2011 and 2010, the Company’s cash equivalents were $80,735,000 and $112,111,000, respectively.

Marketable Securities

The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. The Company’s investment policy set minimum credit quality criteria and maximum maturity limits on its investments to provide for safety of principle, liquidity and a reasonable rate of return. Available-for-sale securities are recorded at fair value, based on current market valuations. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses are included in non-operating other income (expense) on the statement of operations and are derived using the specific identification method for determining the cost of the securities sold.

The Company has classified its investment holdings as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. During the year ended December 31, 2009 the Company recorded an impairment charge to reduce the value of an available-for-sale equity security by $45,000 as the market value was significantly below the security’s carrying value. No such charges were incurred for the years ended December 31, 2011 and 2010. See Note 3 for further discussion.

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

Manufacturing. The Company depends on an outsourced manufacturing strategy for its products. Currently, it has a primary third-party manufacturer and a supplemental manufacturer approved for the production of OFIRMEV. Further, the Company relies upon a single source for the active pharmaceutical ingredient for OFIRMEV at both third-party manufacturers.

Customers. The Company has entered into distribution agreements with three major pharmaceutical wholesalers to supply OFIRMEV across the U.S. through their distribution centers and a majority of the Company’s sales are to these customers. These customers represented approximately 93% of the Company’s product revenue for 2011 and approximately 92% of the Company’s accounts receivable balance at December 31, 2011. However, these wholesalers sell OFIRMEV to hospitals and other end-user customers and as of December 31, 2011, approximately 2,200 accounts had ordered OFIRMEV. See Note 12 for further detail of our significant customers.

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

Inventories

The Company states its inventories at the lower of cost or market. The Company uses a combination of standard and actual costing methodologies to determine its cost basis for its inventories. These methodologies approximate actual costs on a first-in, first-out basis. In addition to stating inventory at the lower of cost or market, the Company also evaluates inventory each period for excess quantities and obsolescence. This evaluation includes identifying those items specifically identified as obsolete and reserving them, analyzing forecasted demand versus quantities on hand and reserving for the excess, and identifying other specific reserves. For 2011, the Company recorded a charge for inventory losses of $5,574,000 in cost of sales to write-down certain inventory manufactured to its estimated net realizable value. The product in question was placed on indefinite hold pending the outcome of an investigation into unidentified particulate matter observed during routine product stability testing. The charge is based upon the Company’s best estimate of the value it will realize from the sale, if any, of the product and is being recorded due to uncertainty as to the amount of time that may be required to complete the investigation and whether the product will have sufficient remaining shelf life or otherwise be saleable after the investigation is completed.

Royalty and License Payments

Pursuant to the terms of its license agreement with BMS, the Company is required to make royalty payments based upon net sales of OFIRMEV, subject to annual minimums. The Company will accrue for these payments as the product is sold, or otherwise deemed obligated. Additionally, the Company paid $15,000,000 under the license agreement upon the NDA approval of OFIRMEV in November 2010 and may be required to make future milestone payments of up to $25,000,000 based the achievement of certain levels of net sales. The Company has capitalized the $15,000,000 payment as an intangible asset on its balance sheet and is amortizing this balance over the estimated useful life of the licensed patents. As of December 31, 2011, the Company had amortized an aggregate $1,567,000 of the payment and the estimated aggregate amortization expense of the payment for each of the five succeeding fiscal years is approximately $1,343,000. The Company will accrue for future milestone payments as they are anticipated and amortize the payments over the period in which the milestone is achieved.

Advertising Expense

The Company records the cost of its advertising efforts when services are performed or goods are delivered. The Company incurred advertising costs of approximately $2,181,000 and $828,000, respectively, for the years ended December 31, 2011 and 2010. No advertising expense was incurred during the year ended December 31, 2009. As of December 31, 2011 and 2010, the Company capitalized $24,000 and $30,000, respectively, of advertising costs in prepaid expenses.

Shipping and Handling Costs

The costs incurred by the Company for shipping and handling are classified as cost of product sales. The Company does not charge its customers shipping and handling costs.

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

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

For the years ended December 31, 2011, 2010 and 2009, the Company recorded depreciation expense of $1,670,000, $758,000 and $537,000, respectively.

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

During 2010, the Company recorded a charge of $1,522,000 due to the modification of the design of the planned second production line for OFIRMEV, resulting in the partial cancellation of a capital equipment order for which the Company had identified an alternative supplier. During 2009, the Company recorded an adjustment to a previously incurred impairment charge related to the discontinuation of its omiganan pentahydrochloride development program, reducing the charge by $181,000, as actual costs incurred in disposing of the assets were less than anticipated. The impairment charge and adjustment are included in “Other” operating expenses on the Company’s statement of operations for the years ended December 31, 2010 and 2009, respectively. No similar charges were incurred during the year ended December 31, 2011.

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

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

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

Stock-Based Compensation

The Company has stock-based compensation plans, which are described in Note 11. As of December 31, 2011, the Company had issued both stock option awards and restricted stock units under its stock-based compensation plans.

Stock option awards. Stock options are valued using the Black-Scholes option pricing model on the date of grant. This option pricing model involves a number of estimates, including the expected lives of stock options, the Company’s anticipated stock volatility and interest rates. The following table summarizes the average estimates the Company used in the Black-Scholes option pricing model for the years ended December 31, 2011, 2010 and 2009, to determine the fair value of stock options granted during each period:

	Year Ended December 31,
	2011	2010	2009
Risk free interest rates	2.2%	2.7%	2.2%
Expected life in years	6.2 years	5.9 years	6.0 years
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	73.9%	76.3%	71.6%

The Company determines its risk-free interest rate assumption based on the U.S. Treasury yield for obligations with contractual lives similar to the expected lives of the Company’s share-based payment awards being valued. The weighted-average expected life of options has historically been calculated using the simplified method, as prescribed by the Securities and Exchange Commission (“SEC”), due to the lack of relevant historical exercise data. In addition, due to the Company’s limited historical stock price volatility data, the estimated volatility has historically been calculated by incorporating the historical volatility of comparable companies. In 2011, the Company began to incorporate the historical stock price volatility and the implied volatility of its exchanged traded options in determining the expected volatility. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Forfeitures are estimated based upon the historical and anticipated future experience.

Based upon these assumptions, the Company has estimated the per share weighted-average grant date fair value of its options granted for the years ended December 31, 2011, 2010 and 2009 at $5.67, $5.99 and $5.99, respectively.

Restricted stock unit awards. Restricted stock units (“RSUs”) are valued based on the fair market value of the Company’s stock on the date of grant and the Company recognizes expense for RSUs if vesting is considered probable. The weighted-average grant date fair value of the RSUs granted in 2010 and 2009 was $10.38 and $10.91 respectively. There were no RSUs granted in 2011.

Compensation expense for all stock-based payment awards is recognized using the straight-line method. Stock-based compensation expense recognized during the period is based on the value of the portion of awards

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

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

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of product sales	$297	$—	$—
Research and development	2,308	3,058	2,577
Selling, general and administrative	6,628	7,455	5,178

Total stock-based compensation expense included in loss from operations	$9,233	$10,513	$7,755

The compensation expense related to unvested stock options and RSUs not yet recognized was approximately $15,580,000 at December 31, 2011. This expense is expected to be recognized over a weighted-average period of approximately 35 months. The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $9,852,000, $9,273,000 and $6,546,000, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Components of comprehensive income (loss) include foreign currency translation adjustments and unrealized gains and losses on the changes in fair value of investments. These components are added, net of their related tax effect, to the reported net income (loss) to arrive at comprehensive income (loss). The balance of accumulated other comprehensive income at December 31, 2011 was comprised of the net unrealized net holding gains on the Company’s investments in marketable securities. There was no similar accumulated other comprehensive income or loss at December 31, 2010. See Note 3 for further detail of the unrealized holdings gains and losses on the Company’s investments in marketable securities.

Net Loss Per Share

Net loss per share is presented as basic and diluted net loss per share. Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options, restricted stock units and warrants are considered to be common stock equivalents and are not included in the calculations of diluted net loss per share as their effect is anti-dilutive. Additionally, the restricted stock units outstanding during 2011, 2010 and 2009 were excluded from the basic net loss calculation as these units do not include dividend rights and therefore are not considered to be participating securities.

The actual net loss per share amounts for the years ended December 31, 2011, 2010 and 2009 were computed based on the weighted average shares of common stock outstanding during the respective periods. The net loss per share for the years presented include the effect of the (1) 21,800,000 common shares issued pursuant to a public offering in the fourth quarter of 2011; (2) 12,500,000 common shares issued pursuant to a public offering in the fourth quarter of 2010; and (3) 12,039,794 common shares issued pursuant to a private placement in the first quarter of 2009. As a result of the issuance of these common shares, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented.

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

The following is a reconciliation of the basic and diluted shares for the periods presented (in thousands):

	Year Ended December 31,
	2011	2010	2009
Shares for basic and dilutive net loss per share:
Weighted average common shares outstanding	66,075	52,043	48,841
Weighted average unvested common shares subject to repurchase	—	(1)	(87)

Denominator for basic and diluted earnings per share	66,075	52,042	48,754

At December 31, 2011, 2010 and 2009, options, restricted stock units and warrants totaling approximately 14,457,000 shares, 13,460,000 shares and 11,446,000 shares, respectively, were excluded from the calculation as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income. ASU 2011-05 amends the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, the entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB issued ASU 2011-12 which defers certain provisions of ASU 2011-05. Under ASU 2011-12, the provision to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement of operations and the statement of equity was deferred indefinitely. During the deferral period, entities will be required to comply with all existing requirements for reclassification adjustments. The Company adopted these standards on January 1, 2012, which did not have an impact on the Company’s financial results or disclosures, but will have an impact on the presentation of comprehensive income.

3.	Investments in Marketable Securities

In accordance with the Company’s investment policy, it has invested funds in marketable debt securities. The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at December 31, 2011 and December 31, 2010 consisted of the following (in thousands):

At December 31, 2011	Amortized Cost Basis	Other-than- temporary Impairments	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
Debt instruments—Corporate debt obligations	$37,392	$—	$3	$(1)	$37,394
Debt instruments—Municipal debt obligations	6,224	—	—	—	6,224
Certificates of deposit	1,000	—	—	—	1,000

	$44,616	$—	$3	$(1)	$44,618

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

At December 31, 2010	Amortized Cost Basis	Other-than- temporary Impairments	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
Debt instruments—Municipal debt obligations	$15,466	$—	$—	$—	$15,466
Debt instruments—Corporate debt obligations	5,500	—	—	—	5,500
Certificates of deposit	1,000	—	—	—	1,000

	$21,966	$—	$—	$—	$21,966

Investments by contractual maturity are as follows (in thousands):

	December 31, 2011		December 31, 2010
	Cost	Fair Value	Cost	Fair Value
Due or callable in one year or less	$44,616	$44,618	$21,966	$21,966
Due after one year	$—	$—	$—	$—

As of December 31, 2011, the Company held two investments in an unrealized loss position, all of which have been in such a position for less than 12 months. There were no investments in unrealized loss positions as of December 31, 2010.

4.	Selected Financial Statement Data

	As of December 31,
	2011	2010
Inventory (in thousands):
Raw materials	$96	$68
Finished goods	1,292	417

	$1,388	$485

Property and equipment (in thousands):
Manufacturing equipment	$6,925	$4,016
Leasehold improvements	1,610	1,610
Computer equipment and software	1,629	1,505
Furniture and fixtures	458	455
Construction-in-process	3,965	3,813

	14,587	11,399
Less accumulated depreciation	(4,018)	(2,413)

Total	$10,569	$8,986

Accrued liabilities (in thousands):
Accrued personnel costs	$6,896	$3,987
Accrued manufacturing costs and equipment purchases	1,613	562
Other accrued liabilities	2,436	2,737

Total	$10,945	$7,286

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

5.	Investment in Incline

On June 21, 2010, the Company entered into an option agreement (the “Option Agreement”) with Incline Therapeutics, Inc. (“Incline”), a privately held specialty pharmaceutical company, pursuant to which the Company obtained an exclusive, irrevocable option to acquire Incline during two option periods, and has additional rights after the expiration of the second period. Incline is developing IONSYS™ (fentanyl iontophoretic transdermal system), an investigational product candidate intended to provide patient-controlled analgesia for adult inpatients requiring opioids following surgery. As consideration for the option, the Company paid Incline a $3,500,000 upfront option fee in June 2010 and made a second payment of $3,500,000 in September 2011 upon Incline’s receipt of the second tranche of its Series A financing. The Company is currently in the second of two option periods, which extends until the earliest to occur of (1) 30 days after the date on which Incline submits a supplemental NDA for IONSYS to the FDA, (2) 30 days after the filing of an initial public offering by Incline, or (3) 42 months after the effective date of the option (December 21, 2013). During this second option period, the Company may acquire Incline for an amount not to exceed $228,000,000, plus payment of an additional amount not to exceed $57,000,000 upon FDA approval of IONSYS. The Company has an exclusive right of first negotiation to acquire Incline for the six-month period following the expiration of the second option period. In addition, the Company may elect to extend the second option period for two additional three-month periods upon the payment of $2,500,000 to Incline for each period. Incline will remain primarily responsible for the development of IONSYS. However, the Company and Incline have formed a joint development committee to oversee the global development and regulatory approval for the IONSYS product candidate.

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

In consideration of the Company’s expenditure of funds in connection with conducting due diligence on IONSYS, the Company received $500,000 of Incline Series A preferred stock, or 500,000 shares, on terms generally consistent with Incline’s other Series A preferred stock investors. The Company has valued the investment in the option, and the shares received from the due diligence, using the cost method and classified these investments as Level 3 in the fair value hierarchy. At the time of the first option payment in June 2010, the Company assigned $500,000 to the preferred stock and $3,000,000 to the option. The value of the second option payment in September 2011 was fully applied to the option, resulting in an aggregate option value of $6,500,000. Under the cost method, the fair value of the investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The Company has reviewed the value allocated from the June 2010 and September 2011 payments and is not aware of any such adverse events which would be expected to negatively influence these values at December 31, 2011. As a result, no fair value estimate has been prepared with respect to this investment as the costs associated with an independent evaluation would be excessive and the available information on which to base such an assessment is both limited and highly subjective. Therefore, there have been no reductions to the aggregate $7,000,000

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

carrying value of the investments, which represents the Company’s maximum loss exposure to Incline at December 31, 2011. Both assets are recorded as other long-term assets on the Company’s balance sheets at December 31, 2011 and December 31, 2010, respectively.

6.	Restructuring and Impairment Charges

In November 2011, the Company commenced a restructuring of its workforce to focus its resources on the commercialization of OFIRMEV and reduce program costs not directly associated with such efforts. Additionally, in March 2009, the Company announced its decision to discontinue the development of its omiganan pentahydrochloride product candidate and implemented a corporate restructuring in order to reduce, and eventually eliminate, costs associated with the program.

As a result of the 2011 restructuring, the Company recorded one-time employee termination charges of $1,142,000 in connection with the termination of 17 employees. The discontinuation of the omiganan pentahydrochloride program in 2009 resulted in charges of $651,000 in connection with the termination of 11 employees. The Company also recorded impairment charges in the fourth quarter of 2008 of $2,353,000 with respect to certain omiganan pentahydrochloride manufacturing equipment, based upon management estimates of the salvage value of the equipment at the time the impairment charge was taken. The Company recorded adjustments to this impairment charge in 2009, reducing the charge by an aggregate $181,000 as actual costs incurred in disposing of the assets were less than anticipated. All such charges and credits were recorded in “Other” operating expense for the periods indicated.

The following table details the restructuring charges for severance-related costs and termination of contractual obligations for periods presented (in thousands):

	Year Ended December 31,
	2011	2010	2009
Beginning restructuring liability	$—	$—	$—
Severance and termination charges incurred	1,142	—	651
Adjustments to severance and termination charges	—	—	(64)
Severance and termination disbursements	(211)	—	(587)

Ending restructuring liability	$931	$—	$—

The balance of the restructuring liability at December 31, 2011 is anticipated to be fully distributed in 2012.

7.	Loan and Security Agreement

In December 2011, the Company entered into a Second Amended and Restated Loan and Security Agreement (the “Second Amended Agreement”) with Oxford Finance LLC (“Oxford”), Silicon Valley Bank (“SVB”) and General Electric Capital Corporation (“GECC”) (collectively, the “Lenders”). The Second Amended Agreement amends and restates the Company’s previous Amended and Restated Loan and Security Agreement (the “Restated Agreement”) entered in June 2010 with the Lenders, and provided the Company with $3,434,000 of additional net capital after deducting a $954,000 term loan final payment paid under the Restated Agreement and customary closing fees and expenses of $63,000 paid in connection with the closing of the Second Amended Agreement. The interest rate under the Second Amended Agreement is 10.99% and the Company will be required to make a final payment of 6% of the total advance at the termination of the loan.

Pursuant to the terms of the Second Amended Agreement, the Company will make interest only payments through December 2012, and in January 2013, will begin to make equal monthly principal and interest payments to fully amortize the balance over the remaining 30-month term. The Company issued warrants to purchase

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

158,311 shares of the Company’s common stock to the Lenders in connection with the Second Amended Agreement at an exercise price $3.79 per share. The warrants are immediately exercisable, and excluding certain mergers or acquisitions, will expire on the seven-year anniversary of the date of issuance. The Company determined the relative fair value of these warrants, as detailed below, and has classified the warrants as equity, recognizing the cost as a discount on the loan issuance. The credit facility contains customary default and acceleration provisions and is secured by the Company’s assets, excluding intellectual property. The Company was required to make a negative pledge of its intellectual property, which generally prohibits the Company from granting liens on its intellectual property. Under the terms of the Second Amended Agreement, the Company may be precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and is subject to certain non-financial covenants and prepayment penalties. Upon the occurrence of an event of default, including a Material Adverse Change (as defined in the Second Amended Agreement), the lenders may declare all outstanding amounts due and payable under the Second Amended Agreement. As of December 31, 2011, the Company believed it was in compliance will all covenants under the Second Amended Agreement.

The Company determined that the terms of Second Amended Agreement were not substantially different than the Restated Agreement and hence has accounted for the transaction as a loan modification. As such, the fair value the warrants issued in connection with the Second Amended Agreement and the carrying value of the issuance costs and discount related to the Restated Agreement were aggregated and are being amortized to interest expense throughout the life of the Second Amended Agreement using an effective interest rate of 15.31%.

In connection with the establishment of the $30,000,000 credit facility in June 2010 under the Restated Agreement, the outstanding balance of the Company’s previous $15,000,000 credit facility established in 2007 was paid in full, including accrued interest, and a $375,000 term loan final payment. The transaction was accounted for as a loan extinguishment and upon the repayment of the $15,000,000 facility, the Company recorded a charge of approximately $145,000 in the second quarter of 2010 to (1) fully amortize the balance of the loan discount and related issuance costs and (2) fully accrue the term loan final payment. The warrants issued and the upfront fees paid in connection with the Restated Agreement were recognized as a discount on the loan issuance and the legal and related expenses were recognized as debt issuance costs on the Company’s balance sheets. The carrying value of these costs at the time of the loan modification in December 2011 were aggregated with the relative fair value of the warrants issued in connection with the Second Amended Agreement and are being amortized throughout the life of the Second Amended Agreement as noted above.

As of December 31, 2011 and 2010, the aggregate outstanding principal balance of the loans included on the Company’s balance sheets for each period was $30,000,000. Future maturities and interest payments under the Company’s Second Amended Agreement as of December 31, 2011 were as follows (in thousands):

2012	$3,114
2013	13,778
2014	13,778
2015	8,689
2016	—

Total future payments	39,359
Less amount representing interest and fees	(9,359)

Gross balance of long-term debt	30,000
Less unamortized discount	(1,304)

Total present value of long-term debt	$28,696

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

Warrants

In connection with the establishment of the Company’s $15,000,000 credit facility with the Lenders in 2007, the Company issued six fully exercisable warrants to the Lenders to purchase an aggregate of 50,331 shares of the Company’s common stock at an exercise price of $12.67 per share, expiring November 30, 2014. The Company determined the fair value of these warrants to be $474,000 under the Black-Scholes valuation model using the following assumptions: risk-free interest rate of 3.64%; dividend yield of 0.0%; expected volatility of 70.0%; and a contractual term of seven years. As of December 31, 2011, all of these warrants were outstanding.

In connection with the Restated Agreement, the Company issued three fully exercisable warrants to the Lenders in June 2010 to purchase an aggregate of 254,793 shares of the Company’s common stock at an exercise price of $7.0645 per share, expiring June 18, 2017. The Company classified the warrants as equity and determined their relative fair value to be $1,237,000, using the Black-Scholes valuation model. The value of the warrants was recorded as a discount to the loan and is currently being amortized to interest expense over the term of the Second Amended Agreement pursuant to the loan modification. The warrants were valued using the following assumptions: risk-free interest rate of 2.7%; dividend yield of 0.0%; expected volatility of 76.5%; and a contractual term of seven years. As of December 31, 2011, all warrants related to the Restated Agreement were outstanding.

In connection with the Second Amended Agreement, the Company issued four exercisable warrants to the lenders in December 2011 to purchase an aggregate of 158,311 shares of the Company’s common stock at an exercise price of $3.79 per share, expiring December 22, 2018. The Company classified the warrants as equity and determined their relative fair value to be $390,000, using the Black-Scholes valuation model. The value of the warrants was recorded as a discount to the note payable, and will be amortized to interest expense over the expected term of the loan agreement. The warrants were valued using the following assumptions: risk-free interest rate of 1.4%; dividend yield of 0.0%; expected volatility of 72.4%; and a contractual term of seven years. As of December 31, 2011, all warrants related to the Second Amended Agreement were outstanding.

8.	Commitments and Contingencies

Leases

In May 2006, the Company entered into a six-year operating lease for office space. In December 2011, the Company amended the lease to reduce the monthly rent charge, extend the lease term and terminate a portion of the lease, returning space to the lessor. Pursuant to the terms of the amended agreement, the basic monthly per square foot fee will be reduced commencing in April 2012 and the Company will return a portion of the leased space in September 2012. The lease will expire in December 2013 with no option to extend the term.

As security for the initial lease, a letter of credit in the initial amount of $1,581,000 was required by the landlord. The letter of credit is collateralized by a certificate of deposit in the same amount that is classified as restricted cash in the Company’s balance sheet. The required amount subject to the letter of credit and corresponding certificate of deposit was eligible to be reduced by 22% on each of the first four anniversaries of the commencement of the lease and as of December 31, 2011, the letter of credit had been reduced by $1,391,000 in accordance with the agreement and the related restricted cash had been adjusted by a like amount. The value of the letter of credit and corresponding certificate of deposit, classified as restricted cash on the Company’s balance sheet at December 31, 2011 and 2010, was $190,000.

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

The Company also leases certain office equipment under operating leases with original terms that range from one to four years and expire in 2015. As of December 31, 2011, the total future minimum payments under operating leases, including rent and office equipment, were as follows (in thousands):

2012	$1,065
2013	792
2014	25
2015	4
2016	—
Thereafter	—

$1,886

Rent expense for operating leases is recorded on a straight-line basis over the life of the lease term. If a lease has a fixed and determinable escalation clause, the difference between the rent expense and rent paid is recorded as deferred rent. Rent expense, net of sublease rent income, for the years ended December 31, 2011, 2010 and 2009 was $864,000, $859,000 and $653,000, respectively.

Corporate Credit Card

In 2009, the Company entered into a pledge agreement pursuant to the establishment of a corporate credit card program whereby the Company pledged $150,000 in a certificate of deposit as collateral. During 2011, the Company increased its pledged amount by $300,000 related to an increase in its credit limit. These funds are therefore classified as restricted cash on the Company’s balance sheet at December 31, 2011 and 2010, respectively.

Supply Agreements

Baxter Healthcare Corporation

In July 2007, the Company entered into a development and supply agreement (the “Supply Agreement”) with Baxter Healthcare Corporation (“Baxter”) for the completion of pre-commercialization manufacturing development activities and the manufacture of commercial supplies of the finished drug product for OFIRMEV with an initial term of five years. Pursuant to the terms of the Supply Agreement, Baxter received development fees from the Company upon the completion of specified development activities, which the Company expensed as these activities had no alternative future uses at the time they were incurred. The Supply Agreement also required the Company to fund specified improvements at Baxter’s manufacturing facility and purchase certain equipment for use by Baxter in manufacturing OFIRMEV. Certain equipment purchased for the manufacture of OFIRMEV to which the Company retains title, has been capitalized on the Company’s balance sheets as property and equipment. During the years ended December 30, 2010 and 2009, the Company reimbursed Baxter approximately $1,813,000 and $952,000, respectively, for the facility improvements under this agreement, which were expensed as these costs were incurred. No reimbursements for facility improvements were made under this agreement during the year ended December 31, 2011. During the year ended December 31, 2010, the Company reimbursed Baxter $754,000 for development fees under the Supply Agreement. No development fees were paid by the Company under the Supply Agreement during the years ended December 31, 2011 and 2009.

In January 2011, the Company amended and restated the Supply Agreement (the “Amended Supply Agreement”) in connection with a plan to expand the manufacturing capacity for OFIRMEV at Baxter. Similar to the original Supply Agreement, all capital equipment and facility improvements included in the plan will be

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

funded by the Company. The Company intends to capitalize these costs, as OFIRMEV has been approved by the FDA, however the Company is not able to reasonably estimate the cost of expansion until the capacity increase development plan is completed. Further, the Company will pay Baxter a per unit purchase price based on the amount of finished OFIRMEV drug product produced, which price will be increased annually, and may be adjusted to reflect an increase or decrease, as the case may be, in the cost of material required to manufacture OFIRMEV, subject to specified limitations. The Company is obligated to purchase a minimum number of units of OFIRMEV each year or pay Baxter an amount equal to the purchase price multiplied by the shortfall in units. In addition, Baxter will be the Company’s primary supplier of OFIRMEV up to a specified number of units in each year, subject to Baxter’s ability to timely supply the specified volumes required by the Company. However, if Baxter fails or declines to supply a sufficient quantity of OFIRMEV in accordance with the Company’s purchase orders during a specified period of time, then the Company may purchase that quantity of OFIRMEV from third party suppliers and such quantity will be deducted from the quantity of OFIRMEV that the Company otherwise would have been required to purchase from Baxter. The Company is also obligated to reimburse Baxter for all reasonable costs directly related to work performed by Baxter in support of any change in the active pharmaceutical ingredient (“API”) source or API manufacturing process. The Company recorded a charge for the fourth quarter of 2011 and it placed certain finished product inventory of OFIRMEV on indefinite hold pending the outcome of an investigation into unidentified particulate matter observed during routine product stability testing. The Company decided to temporarily suspend further production by its primary supplier until the investigation has been completed and any necessary corrective and preventative actions have been implemented. For the year ended December 30, 2011, the Company had reimbursed Baxter approximately $262,000 for facility improvements pursuant to the Amended Supply Agreement. No reimbursements under this agreement were made during the years ended December 31, 2010 and 2009.

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

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

Lawrence Laboratories

In December 2010, the Company entered into a supplemental Supply Agreement (the “Supplemental Agreement”) with Lawrence Laboratories (“Lawrence”), an indirectly wholly-owned subsidiary of BMS, for the manufacture of commercial supplies of the finished drug product for OFIRMEV. Bristol-Myers Squibb Srl (“BMS Anagni”), an indirect subsidiary of BMS, manufactures the product on behalf of Lawrence. BMS Anagni also currently manufactures intravenous acetaminophen for sale and distribution by BMS and its affiliates in a number of countries outside of the U.S. and Canada. At the time the Supplemental Agreement was executed, the Company submitted a supplemental NDA (“sNDA”) to the FDA, seeking the approval of the BMS Anagni facility as an additional manufacturing site for OFIRMEV. The FDA approved the BMS Anagni facility as an additional manufacturing site for OFIRMEV in March 2011.

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

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

The combined minimum purchase requirements under the Company’s two supply agreements as of December 31, 2011 were as follows (in thousands):

2012	$14,397
2013	15,440
2014	6,613
2015	3,083
2016	—
Thereafter	—

Total	$39,533

The ultimate liability for these obligations may be reduced if one or more of the Company’s suppliers fails or declines to supply a sufficient quantity of OFIRMEV in accordance with the Company’s purchase orders.

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

In November 2010, the Company has entered into a data license agreement among Terumo Corporation (“Terumo”), the Company and SCR Pharmatop S.A. (“Pharmatop”). Under the data license agreement, the Company provided to Terumo certain data and information resulting from the Company’s clinical development program for OFIRMEV for Terumo’s use in obtaining regulatory approval for and commercializing the same intravenous formulation of acetaminophen in Japan. Further, the Company will provide to Terumo, without charge, up to 500 hours of technical assistance and consulting services regarding the licensed technical information, data and know-how, as reasonably necessary to assist Terumo in obtaining regulatory approval and manufacturing capacity for the product candidate. In April 2011, the Company received an upfront payment of $5,329,000 under the terms of the data license agreement. If Terumo is successful in obtaining regulatory approval for and commercializing the product in Japan, the Company may also be entitled to an additional lump-sum payment upon the first commercial sale of the product candidate and royalty payments on any commercial sales of the product in Japan.

In accordance with multiple-element arrangement guidance, the Company determined both the data license and consulting service deliverables were separate units of accounting, each having value on a standalone basis. The Company estimated the fair value of the data license based upon similar proposals from third parties and internal costs incurred in developing the data and obtaining similar rights. The value of the consulting services

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

was based on contracts the Company had engaged with third parties for similar services. The Company allocated the value of the payment received on a relative fair value basis and will recognize the consideration allocated to the data license upon delivery and the consideration allocated to the consulting services as such services are rendered. There is no right of return or similar refund provisions in the data license agreement. During 2011, the Company transferred the data and related information to Terumo and provided a portion of the consulting hours. For the year ended December 31, 2011, the Company recognized $5,210,000 of licensing revenue pursuant to the agreement for the data transfer and consulting hours provided. The remaining balance of $119,000 reflects the value of the outstanding consulting hours the Company is obligated to provide under the terms of the contract through November 2012. This balance is recorded as deferred revenue on the Company’s balance sheet at December 31, 2011 and will be recognized as revenue as the consulting services are rendered. Any milestones or royalties received from potential sales of the product candidate will be recognized as revenue in the period earned. No similar revenue was recognized during the years ended December 31, 2010 and 2009.

10.	Legal Matters

In August 2011, the Company and Pharmatop filed suit in the United States District Court for the District of Delaware against Paddock Laboratories, Inc., Perrigo Company and Paddock Laboratories, LLC (collectively, “Paddock”) and against Exela Pharma Sciences, LLC, Exela PharmaSci, Inc. and Exela Holdings, Inc. (collectively, “Exela”). The lawsuit follows the notices that the Company received in July 2011 from each of Paddock and Exela concerning their filings of Abbreviated New Drug Applications, or ANDAs, containing a “Paragraph IV” patent certification with the FDA for a generic version of OFIRMEV. In the lawsuit the Company alleges that Paddock and Exela have each infringed U.S. Patent Nos. 6,028,222 (the “‘222 patent”), and 6,992,218 (the “‘218 patent”), by filing their respective ANDAs seeking approval from the FDA to market a generic version of OFIRMEV prior to the expiration of these patents. The ‘222 and the ‘218 patents are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). The patent infringement lawsuit was filed within 45 days of receipt of the pertinent notice letters, thereby triggering a stay of FDA approval of the Paddock ANDA and the Exela ANDA until the earlier of the expiration of a 30-month period, the expiration of the ‘222 and ‘218 patents, the entry of a settlement order or consent decree stating that the ‘222 and ‘218 patents are invalid or not infringed, a decision in the case concerning infringement or validity that is favorable to Paddock or Exela, or such shorter or longer period as the Court may order. Each of Paddock and Exela has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, and has also filed counterclaims. A date for the bench trial in this case has been tentatively scheduled for May 2013. Regardless of the outcome of any litigation, no ANDA can receive final approval from the FDA before expiration of the regulatory exclusivity period for OFIRMEV. Specifically, the FDA has granted OFIRMEV three years of regulatory exclusivity, which expires November 2, 2013. The Company intends to vigorously enforce its intellectual property rights relating to OFIRMEV to prevent the marketing of infringing generic products prior to the expiration of its patents. The ‘222 patent expires August 5, 2017 (or February 5, 2018 if pediatric exclusivity is granted) and the ‘218 patent expires June 6, 2021 (or December 21, 2021 if pediatric exclusivity is granted). However, given the unpredictability inherent in litigation, the Company cannot predict the outcome of this matter or any other litigation.

11.	Stockholders’ Equity

Public Offerings

In November 2011, the Company issued an aggregate of 21,800,000 shares of its common stock at a purchase price of $3.75 per share pursuant to a public offering. In November and December 2010, the Company issued an aggregate of 12,500,000 shares of its common stock at a purchase price of $8.00 per share pursuant to a public offering. The 2011 and 2010 offerings raised proceeds, net of offering costs and underwriting discounts and commissions, of $77,302,000 and $93,555,000, respectively.

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

Private Placement

In February 2009, the Company issued 12,039,794 shares of its common stock at a purchase price of $7.13 per share pursuant to a private placement. In addition to the shares of the Company’s common stock, warrants to purchase up to 6,019,897 additional shares of the Company’s common stock were also issued as part of the transaction at a price of $0.125 per warrant. Each warrant is immediately exercisable and has a five-year term. The warrants may be exercised through either cash or net exercise for one share of common stock at a price of $7.84 and have been accounted for as permanent equity. As of December 31, 2011, all warrants related to the private placement were outstanding.

The private placement raised proceeds, net of offering costs, of $86,243,000. The purchasers in the offering consisted of new investors and existing stockholders of the Company, including six funds affiliated with three directors of the Company. In March 2009, the Company filed a registration statement covering the resale of the shares of common stock acquired by the investors in this offering, which was declared effective by the SEC in May 2009. The Company is required to maintain the effectiveness of the registration statement and may be subject to liquidated damages of one percent per month of the aggregate purchase price of the common shares then held by the investor that are registrable securities, subject to an aggregate cap of eight percent per calendar year. The Company has not recorded a liability for the potential damages associated with these liquidated damages provisions as it does not currently believe that the transfer of consideration is probable under the agreement.

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

The 2006 Plan initially reserved 2,100,000 shares of common stock for future issuance and allowed for the initial number of reserved shares to be increased by (1) the 90,772 shares of common stock that remained available for issuance under the 2004 Plan as of the effective date of the 2006 Plan and (2) the number of shares under the 2004 Plan that are repurchased, forfeited, expired or cancelled on or after the effective date of the 2006 Plan. As of December 31, 2011, options to purchase 74,753 shares issued under the 2004 Plan have been repurchased, forfeited and/or cancelled since the effective date of the 2006 Plan, increasing the number of shares reserved for issuance under the 2006 Plan accordingly.

Beginning on January 1, 2008, the 2006 Plan allows for an annual increase in the number of shares available for issuance under the 2006 Plan by the lesser of (1) 4% of the outstanding common stock on January 1 and (2) a lesser amount determined by the board of directors, subject to an aggregate of 20,000,000 shares of common stock that may be issued through January 1, 2016. Through December 31, 2011, the board of directors approved the amount of shares authorized for future issuance under the 2006 Plan to be increased by an aggregate 5,948,695 shares under this provision.

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

As of December 31, 2011, the Company had issued both stock options and restricted stock units under the 2006 Plan and only stock options under the 2004 Plan. The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans at December 31, 2011:

	Authorized	Available	Outstanding
2004 Equity Incentive Plan	2,709,475	—	1,031,478
2006 Equity Incentive Plan	8,214,220	1,014,264	6,942,131

	10,923,695	1,014,264	7,973,609

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

The following table summarizes the Company’s stock option activity as of December 31, 2011, and changes for the year then ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life - Years	Aggregate Intrinsic Value
Options outstanding at beginning of period	6,999,657	$7.84
Granted	1,844,525	$8.50
Exercised	(507,515)	$3.16
Cancelled	(367,434)	$9.69

Options outstanding at end of period	7,969,233	$8.21	7.03	$1,844,000

Options exercisable at end of period	4,907,056	$7.89	6.02	$1,842,000

The aggregate intrinsic value of options exercised during 2011, 2010 and 2009 was $2,774,000, $792,000 and $700,000, respectively. During 2011, the Company received $1,603,000 upon the exercise of stock options.

Restricted Stock Units

In August 2009, the Company granted a total of 300,500 RSUs to certain officers and employees. One-half of the RSUs were to vest upon the approval by the FDA of the NDA for OFIRMEV, if such approval occurred prior to December 31, 2009. At December 31, 2009, the Company had not received approval of its OFIRMEV NDA and therefore the performance criteria for these grants were not achieved. As such, the awards were forfeited and all previously recorded expense associated with these RSUs was recovered. The remaining half of

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

the RSUs, adjusted for cancellations from terminations, vested upon the first anniversary of the approval by the FDA of the NDA for OFIRMEV, or November 2, 2011. An additional 13,500 RSUs were granted in 2010, of which a portion had vested as of December 31, 2011.

The following table summarizes the Company’s RSU activity as of December 31, 2011, and changes for the year then ended:

	Shares	Weighted-Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Restricted stock units outstanding at beginning of period	135,658	$10.87
Granted	—	—
Vested	(124,500)	$10.90
Cancelled	(6,782)	$10.79

Restricted stock units outstanding at end of period	4,376	$10.38	$17,000

The aggregate intrinsic value of RSUs vested during 2011 and 2010 was $716,000 and $33,000, respectively. There was no vesting of RSUs in 2009. During 2011, a total of 27,769 vested shares were withheld from distribution in satisfaction of statutory minimum tax obligations and the Company used $159,000 to satisfy such tax obligations.

12.	Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding resource allocation and assessing performance and the Company operates and manages its business as principally one segment. It sells its only product, OFIRMEV, primarily to established wholesale distributors in the pharmaceutical industry, including the nation’s three leading wholesale pharmaceutical distributors: Cardinal Health, Inc., AmerisourceBergen Corporation and McKesson Corporation.

Shipments to wholesalers representing approximately 10% or more of total product revenue for the periods presented were as follows (as a percentage of total gross product revenue):

	Year Ended December 31,
	2011	2010	2009
Cardinal Health, Inc.	37%	—	—
AmerisourceBergen Corporation	33%	—	—
McKesson Corporation	23%	—	—

Related receivables from customers representing approximately 10% or more of total product revenue for each period are as follows (as a percentage of total gross trade receivables):

	Year Ended December 31,
	2011	2010	2009
Cardinal Health, Inc.	35%	—	—
AmerisourceBergen Corporation	36%	—	—
McKesson Corporation	21%	—	—

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

13.	Income Taxes

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 2004 and forward are subject to examination by the Federal and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest and/or penalties related to income tax matters in the Company’s balance sheets at December 31, 2011 and 2010, and has recognized no interest and/or penalties in the Company’s statement of operations for the years ended December 31, 2011, 2010 and 2009. Further, as of December 31, 2011, the Company had not recorded any unrecognized tax benefits.

Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. The Company has not completed this analysis regarding the limitation and therefore has removed the (1) deferred tax assets for net operating losses of approximately $123,436,000 and (2) research and development credits of approximately $6,562,000 generated through 2011 from its deferred tax asset schedule. Further, the Company has recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its deferred tax asset and valuation allowance accordingly. The Company expects to complete this analysis within the next 12 months and, as a result, the Company may have a change in the unrecognized tax benefits that are recorded. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

A valuation allowance has been established as realization of such deferred tax assets has not met the more likely than not threshold requirement. Other significant components of the Company’s deferred tax assets for federal and state income taxes at December 31, 2011 and 2010 are shown below (in thousands):

	As of December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$—	$—
Tax credit carryforwards	—	—
Stock-based compensation	10,394	9,007
Capitalized research and development	6,360	7,115
Other, net	1,651	2,302

	18,405	18,424
Valuation allowance for deferred tax assets	(18,405)	(18,424)

Net deferred tax assets	$—	$—

A reconciliation of the Company’s effective tax rate and federal statutory tax rate is as follows:

	As of December 31,
	2011	2010	2009
Federal income taxes	35.0%	35.0%	35.0%
State income taxes	4.3%	5.8%	5.8%
Research and development credits	0.9%	1.0%	2.4%
Stock-based compensation	(0.7)%	(1.7)%	(1.7)%
Change in federal valuation allowance	0.0%	(4.3)%	(5.9)%
Prior year true-up	(0.0)%	0.3%	2.3%
Removal of net operating loss and research and development tax credits	(37.8)%	(35.7)%	(37.4)%
Other, net	(1.7)%	(0.4)%	(0.5)%

	0.0%	0.0%	0.0%

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

At December 31, 2011, the Company had federal and state net operating loss carryforwards of approximately $306,480,000 and $309,950,000, respectively. The federal and state tax loss carryforwards will begin to expire in 2024 and 2014, respectively, unless previously utilized. The Company also had federal research and development tax credit carryforwards of approximately $4,753,000 which will begin expiring in 2024 unless previously utilized, and state research and development tax credit carryforwards of approximately $2,785,000 which carryforward indefinitely.

Included in the net operating loss carryforwards is approximately $975,000 of losses attributable to excess stock option deductions. Under current accounting guidance concerning when tax benefits related to excess stock option deductions can be credited to paid in capital, the related valuation allowance cannot be reversed, even if the facts and circumstances indicate that it is more likely than not that the deferred tax asset can be realized. The valuation allowance will only be reversed as the related deferred tax asset is applied to reduce taxes payable.

14.	Employee Benefit Plan

The Company has a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code covering substantially all employees. Employees may contribute up to 100% of their annual compensation up to the maximum annual amount prescribed by the Internal Revenue Service. The Company may elect to make a discretionary contribution or match a discretionary percentage of employee contributions. During 2011, 2010 and 2009, the Company elected not to make any contributions to the plan.

15.	Summarized Quarterly Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 31, 2011 and 2010 are as follows (in thousands, except share and per share data):

	Fiscal Year 2011 Quarters
	1st	2nd(4)	3rd	4th(5)	Total
Revenues(1)	$350	$6,916	$3,541	$5,889	$16,696
Gross profit (loss)(1)	$61	$5,935	$1,223	$(2,929)	$4,290
Net loss	$(24,372)	$(19,214)	$(21,829)	$(27,606)	$(93,021)
Basic and diluted net loss per share(2)(3)	$(0.39)	$(0.30)	$(0.34)	$(0.37)	$(1.41)

	Fiscal Year 2010 Quarters
	1st	2nd(6)	3rd(6)	4th	Total
Revenues(1)	$—	$—	$—	$—	$—
Gross profit(1)	$—	$—	$—	$—	$—
Net loss	$(13,919)	$(12,219)	$(11,712)	$(18,793)	$(56,643)
Basic and diluted net loss per share(2)(3)	$(0.28)	$(0.24)	$(0.23)	$(0.33)	$(1.09)

(1)	The Company commenced commercial sales of OFIRMEV in January 2011. As such, there were no similar revenues or related gross profit during the 2010 periods.
(2)	Loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share may not necessarily equal the total for the year.
(3)

In the fourth quarter of 2011 and 2010, the Company issued 21,800,000 shares and 12,500,000 shares, respectively, of common stock. As a result, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented.

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

(4)

During the second quarter of 2011, the Company recognized $5,210 in license revenue under a data license agreement with Terumo Corporation, primarily related to the one-time transfer of data and related information.

(5)

During the fourth quarter of 2011, the Company recorded a charge of $5,574 to write-down the value of certain inventory. Further, the Company recorded one-time employee charges of $1,142 related to a reduction in force of 17 employees. Relatedly, $251 of previously accrued labor-related costs for these individuals of was reversed at the time of the termination.

(6)	During the second and third quarters of 2010, the Company recorded charges of $1,186 and $336, respectively, related to the partial cancellation of an equipment order.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management has determined that there were no significant changes to our internal control over financial reporting during the year or quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2011, management assessed the effectiveness of our internal control over financial reporting, and concluded that such control over financial reporting was effective and there were no material weaknesses in our internal control over financial reporting that have been identified by management. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2011 and is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and

Stockholders of Cadence Pharmaceuticals, Inc.

We have audited Cadence Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cadence Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cadence Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Cadence Pharmaceuticals, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011, of Cadence Pharmaceuticals, Inc. and our report dated March 13, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 13, 2012

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item will be included under the captions Election of Directors, Information Regarding the Board of Directors and Corporate Governance, Executive Compensation and Other Information, and Section 16(a) Beneficial Ownership Reporting Compliance contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our year ended December 31, 2011 pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 11.	Executive Compensation

We maintain employee compensation programs and benefit plans in which our executive officers are participants. Copies of these plans and programs are set forth or incorporated by reference as Exhibits to this report. The information required by this item will be included in our definitive Proxy Statement under the caption Executive Compensation and Other Information to be filed with the Commission within 120 days after the conclusion of our year ended December 31, 2011 pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included under the caption Security Ownership of Certain Beneficial Owners and Management contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our year ended December 31, 2011 pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference. The information required by this item regarding our equity compensation plan is included in the section above entitled “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included under the captions Certain Relationships and Related Transactions and Information Regarding the Board of Directors and Corporate Governance contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our year ended December 31, 2011 pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item will be included under the caption Ratification of Selection of Independent Registered Public Accounting Firm contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our year ended December 31, 2011 pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Financial Statements. The following financial statements of Cadence Pharmaceuticals, Inc., together with the report thereon of Ernst & Young LLP, required to be filed pursuant to Part II, Item 8 of this Annual Report on Form 10-K, are included on pages 66 through 95, as follows:

(2) Financial Statements Schedules. All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33103) for the period ended September 30, 2006 as filed with the SEC on November 30, 2006

3.2	Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33103) for the period ended September 30, 2006 as filed with the SEC on November 30, 2006

3.3	Amendment of Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 17, 2007

4.1	Form of the Company’s Common Stock Certificate, incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33103) for the period ended September 30, 2006 as filed with the SEC on November 30, 2006

4.2	Amended and Restated Investor Rights Agreement dated February 21, 2006, incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-135821) as filed with the SEC on July 17, 2006

4.3	Registration Rights Waiver and Amendment dated November 29, 2007, incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 3, 2007

4.4	Form of Warrant to Purchase Stock issued to Silicon Valley Bank on November 30, 2007, incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 3, 2007

4.5	Form of Warrant to Purchase Stock issued to Oxford Finance Corporation on November 30, 2007, incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 3, 2007

Exhibit Number	Description of Exhibit

4.6	Form of Warrant to Purchase Stock issued to GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services Inc.), on November 30, 2007, incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 3, 2007

4.7	Form of Warrant to Purchase Stock issued on February 18, 2009, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on February 20, 2009

4.8	Form of Warrant to Purchase Stock issued on June 18, 2010, incorporated herein by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on June 21, 2010

4.9	Form of Warrant to Purchase Stock issued on December 22, 2011, incorporated herein by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 27, 2011

10.1#	Form of Director and Executive Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 of the Company’s Registration Statement on Form S-1 (File No. 333-135821) as filed with the SEC on August 30, 2006

10.2#	Amended and Restated Cadence Pharmaceuticals, Inc. Director Compensation Policy, effective September 1, 2011, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33103) for the period ended September 30, 2011 as filed with the SEC on November 4, 2011

10.3#	Form of Second Amended and Restated Employment Agreement, incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K (File No. 001-33103) for the year ended December 31, 2008 as filed with the SEC on March 16, 2009

10.4#	Employment Agreement between the Company and Scott A. Byrd, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on June 22, 2009

10.5#	2004 Equity Incentive Award Plan and forms of Option Agreements thereunder, incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-138226) as filed with the SEC on October 26, 2006

10.6#	2010 Amendment and Restatement of the 2006 Equity Incentive Award Plan, incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8 (File No. 333-138226) as filed with the SEC on December 23, 2010

10.7	Forms of Option and Restricted Stock Agreements under the 2006 Equity Incentive Award Plan, incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8 (File No. 333-138226) as filed with the SEC on October 26, 2006

10.8#	Form of Deferral Restricted Stock Unit Agreement under the 2006 Equity Incentive Award Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on September 2, 2009

10.9#	Form of Non-Deferral Restricted Stock Unit Agreement under the 2006 Equity Incentive Award Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on September 2, 2009

10.10#	Amended and Restated 2011 Corporate Bonus Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33103) for the quarter ended March 31, 2011 as filed with the SEC on May 5, 2011

Exhibit Number	Description of Exhibit

10.11±#	2012 Corporate Bonus Plan

10.12	Form of Amended and Restated Restricted Common Stock Purchase Agreement, incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 of the Company’s Registration Statement on Form S-1 (File No. 333-135821) as filed with the SEC on August 30, 2006

10.13	Form of Common Stock Purchase Agreement dated February 14, 2008, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on February 15, 2008

10.14	Securities Purchase Agreement, dated February 13, 2009, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on February 20, 2009

10.15	Lease dated May 12, 2006 by and between the Company and Prentiss/Collins Del Mar Heights LLC, incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135821) as filed with the SEC on July 17, 2006

10.16±	First Amendment to Lease dated September 29, 2006 by and between the Company and Prentiss/Collins Del Mar Heights LLC

10.17±	Second Amendment to Lease dated December 8, 2011 by and among the Company and PRII High Bluffs LLC and Collins Corporate Center Partners, LLC

10.18†	IV APAP Agreement (U.S. and Canada) dated February 21, 2006 by and between the Company and Bristol-Myers Squibb Company, incorporated herein by reference to Exhibit 10.11 to Amendment No. 2 of the Company’s Registration Statement on Form S-1 (File No. 333-135821) as filed with the SEC on September 25, 2006

10.19†	License Agreement dated December 23, 2002 by and among SCR Pharmatop and Bristol-Myers Squibb Company, incorporated herein by reference to Exhibit 10.12 to Amendment No. 2 of the Company’s Registration Statement on Form S-1 (File No. 333-135821) as filed with the SEC on September 25, 2006

10.20†	Supply Agreement dated December 1, 2010 by and between the Company and Lawrence Laboratories, an indirect wholly-owned subsidiary of Bristol-Myers Squibb Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 2, 2010

10.21†	Amended and Restated Development and Supply Agreement by and between the Company and Baxter Healthcare Corporation dated January 28, 2011, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on February 2, 2011

10.22†	Amended and Restated Loan and Security Agreement dated June 18, 2010 by and among the Company and Oxford Finance Corporation, Silicon Valley Bank and GE Business Financial Services, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on June 21, 2010

10.23	First Amendment to Amended and Restated Loan and Security Agreement dated November 22, 2010 by and among the Company and Oxford Finance Corporation, Silicon Valley Bank and GE Business Financial Services, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on November 26, 2010

Exhibit Number	Description of Exhibit

10.24	Second Amended and Restated Loan and Security Agreement dated December 22, 2011 by and among the Company and Oxford Finance LLC, Silicon Valley Bank and General Electric Capital Corporation, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 27, 2011

10.25†	Option Agreement dated June 21, 2010 by and among the Company and Incline Therapeutics, Inc., incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33103) for the period ended June 30, 2010 as filed with the SEC on August 6, 2010

23.1±	Consent of Independent Registered Public Accounting Firm

31.1±	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2±	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1±	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS±	XBRL Instance Document

101.SCH±	XBRL Taxonomy Extension Schema Document

101.CAL±	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF±	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB±	XBRL Taxonomy Extension Label Linkbase Document

101.PRE±	XBRL Taxonomy Extension Presentation Linkbase Document

±	Included in this Report.
#	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

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

Dated: March 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THEODORE R. SCHROEDER Theodore R. Schroeder	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2012

/s/ WILLIAM R. LARUE William R. LaRue	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)	March 13, 2012

/s/ CAM L. GARNER Cam L. Garner	Chairman of the Board of Directors	March 13, 2012

/s/ BRIAN G. ATWOOD Brian G. Atwood	Director	March 13, 2012

/s/ SAMUEL L. BARKER, PH.D. Samuel L. Barker, Ph.D.	Director	March 13, 2012

/s/ MICHAEL A. BERMAN, M.D. Michael A. Berman, M.D.	Director	March 13, 2012

/s/ JAMES C. BLAIR, PH.D. James C. Blair, Ph.D.	Director	March 13, 2012

/s/ ALAN D. FRAZIER Alan D. Frazier	Director	March 13, 2012

/s/ MICHAEL L. EAGLE Michael L. Eagle	Director	March 13, 2012

/s/ TODD W. RICH Todd W. Rich	Director	March 13, 2012

/s/ CHRISTOPHER J. TWOMEY Christopher J. Twomey	Director	March 13, 2012