Form 10-Q
period 2012-03-31
CADENCE PHARMACEUTICALS INC
filed 2012-05-04
CIK 1333248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of April 30, 2012, there were 85,539,619 shares of the registrant’s Common Stock outstanding.

CADENCE PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CADENCE PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$86,057	$82,609
Investments in marketable securities	22,576	44,618
Restricted cash	450	450
Accounts receivable, net	3,196	2,703
Inventory	2,561	1,388
Prepaid expenses	1,434	1,071
Other current assets	51	90

Total current assets	116,325	132,929
Property and equipment, net	10,736	10,569
Intangible assets, net	13,097	13,433
Restricted cash	190	190
Other assets	7,032	7,039

Total assets	$147,380	$164,160

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,736	$3,801
Accrued liabilities	11,351	10,945
Deferred revenue	1,595	1,291
Current debt, less discount of $103 and $—, respectively	2,541	-

Total current liabilities	21,223	16,037
Long-term debt, less current portion and discount of $1,066 and $1,304, respectively	26,290	28,696
Other liabilities	272	117

Total liabilities	47,785	44,850

Commitments and contingencies (Note 11)

Stockholders’ equity :
Common stock, $0.0001 par value; 100,000,000 shares authorized, 85,539,619 shares and 85,511,607 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	9	9
Additional paid-in capital	488,941	485,982
Accumulated other comprehensive income	1	2
Accumulated deficit	(389,356)	(366,683)

Total stockholders’ equity	99,595	119,310

Total liabilities and stockholders’ equity	$147,380	$164,160

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues:
Product revenue, net	$8,004	$350

Total revenues	8,004	350

Costs and expenses:
Cost of product sales	4,246	289
Amortization of patent license	336	560
Research and development	1,511	2,746
Selling, general and administrative	23,531	19,978

Total costs and expenses	29,624	23,573

Loss from operations	(21,620)	(23,223)

Other (expense) income:
Interest income	36	42
Interest expense	(1,099)	(1,190)
Other income (expense)	10	(1)

Total other expense, net	(1,053)	(1,149)

Net loss	$(22,673)	$(24,372)

Basic and diluted net loss per share(1)	$(0.27)	$(0.39)

Shares used to compute basic and diluted net loss per share(1)	85,519	63,184

(1)

There is a lack of comparability in the per share amounts between the periods presented as a result of the issuance of shares of common stock pursuant to a public offering in November 2011. Please see Note 4 of the Notes to Condensed Financial Statements for further discussion.

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Net loss	$(22,673)	$(24,372)

Other comprehensive income (loss):
Net unrealized loss on securities available for sale	(1)	(1)

Other comprehensive income loss	(1)	(1)

Comprehensive loss	$(22,674)	$(24,373)

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net loss	$(22,673)	$(24,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	411	398
Inventory write-down	224	-
Stock-based compensation	2,870	2,274
Non-cash interest expense	7	80
Amortization of intangible assets	336	560
Amortization of discount on note payable	135	158
Amortization of premiums on available-for-sale securities, net of accretion of discounts	(10)	7
Changes in operating assets and liabilities:
Accounts receivable	(493)	(818)
Inventory	(1,397)	(2,899)
Prepaid expenses and other current assets	(323)	106
Accounts payable	1,336	842
Deferred revenue	304	439
Accrued liabilities and other liabilities	1,028	(1,804)

Net cash used in operating activities	(18,245)	(25,029)

Investing activities
Purchases of marketable securities	-	(23,283)
Maturities and sales of marketable securities	22,050	9,451
Restricted cash	-	(300)
Purchases of property and equipment	(446)	(404)

Net cash provided by (used in) investing activities	21,604	(14,536)

Financing activities
Proceeds from issuance of common stock, net	89	605

Net cash provided by financing activities	89	605

Net decrease in cash and cash equivalents	3,448	(38,960)
Cash and cash equivalents at beginning of period	82,609	112,175

Cash and cash equivalents at end of period	$86,057	$73,215

Supplemental disclosures
Property and equipment purchases in accounts payable and accrued expenses	$1,023	$830
Unrealized loss on investment securities	$(1)	$(1)
Cash paid for interest and fees	$641	$819

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

These condensed financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2011, as included in the Company’s 2011 Annual Report on Form 10-K filed with the SEC on March 13, 2012.

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence that an arrangement exists, title has passed, collection is reasonably assured and the price is fixed or determinable. It sells OFIRMEV mostly to wholesalers who, in-turn, sell the product to hospitals and other end-user customers. Sales to wholesalers provide for selling prices that are fixed on the date of sale, although the Company offers certain discounts to group purchasing organizations and governmental programs. The wholesalers take title to the product, bear the risk of loss of ownership, and have economic substance to the inventory. Further, the Company has no significant obligations for future performance to generate pull-through sales, however it does allow wholesalers to return product that is damaged or received in error. In addition, the Company allows for product to be returned beginning six months prior to, and ending twelve months following, product expiration. As OFIRMEV is the Company’s first and only commercially available product and there is a limited amount of product return data, the Company does not believe it has sufficient sales and returns history at this time to accurately predict product returns from its wholesaler distribution channel. Therefore, the Company is deferring the recognition of revenue until the wholesalers sell OFIRMEV to hospitals or other end-user customers. It will continue to defer revenue recognition until the point at which it has obtained sufficient sales history to accurately estimate returns from the wholesalers. Shipments of product that are not recognized as revenue are treated as deferred revenue until evidence exists to confirm that pull-through sales to hospitals or other end-user customers have occurred.

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

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

Accounts Receivable

The Company extends credit to its customers in the normal course of business based upon an evaluation of the customer’s credit history, financial condition and other factors. Trade accounts receivable are recorded on gross sales to wholesalers, net of allowances for prompt payment and other discounts, chargebacks and doubtful accounts. Wholesaler distribution fees are recorded as accounts payable and accrued liabilities. Estimates of allowances for doubtful accounts are determined by evaluating individual customer circumstances, historical payment patterns, length of time past due and economic and other factors. As of March 31, 2012 and December 31, 2011, the Company had no reserves for doubtful accounts on its balance sheets. Further, during the three months ended March 31, 2012 and 2011, no charges were incurred to reserve or write-off past due accounts.

Stock-Based Compensation

Stock option awards. Stock options are valued using the Black-Scholes option pricing model on the date of grant. This option pricing model involves a number of estimates, including the expected lives of stock options, the Company’s anticipated stock volatility and interest rates. The Company also evaluates the classification of its stock-based awards for which it does not have the ability to settle in shares of authorized common stock at each reporting date. As of March 31, 2012, these awards along with the attribution of compensation costs, were deemed insignificant.

The following table summarizes the weighted average estimates the Company used in the Black-Scholes option-pricing model during the periods presented, to determine the fair value of employee and non-employee director stock options granted during each period:

	Three Months Ended March 31,
	2012	2011
Risk free interest rates	1.3%	2.2%
Expected life in years	5.9 years	6.3 years
Expected dividend yield	0.0%	0.0%
Expected volatility	70.6%	73.9%

Compensation expense for stock-based payment awards is recognized using the straight-line method. Stock-based compensation expense recognized during the period is based on the value of the portion of awards that is ultimately expected to vest. Hence, the gross expense is reduced for estimated forfeitures and adjusted for the probability of achieving performance criteria. If awards are forfeited prior to vesting, all previous expense recognized for unvested awards is recovered during the period in which the forfeiture occurs.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of product sales	$110	$56
Research and development	536	608
Selling, general and administrative	2,224	1,610

Total stock-based compensation expense included in loss from operations	$2,870	$2,274

Fair Value Reporting

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, restricted cash, trade receivables and payables, an option purchase right, equity securities of an unconsolidated privately-held entity, accrued liabilities and long-term debt. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash and cash equivalents, restricted cash, trade receivables and payables and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. Further, based on the borrowing rates currently available to the Company for loans with similar terms, the Company

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

believes the fair value of long-term debt approximates its carrying value. The Company’s option purchase right and equity securities of an unconsolidated privately-held entity have been initially valued based upon the transaction price under the cost method of accounting. These assets are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The fair value of marketable securities is based upon market prices quoted on the last day of the fiscal period.

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

The following tables present further detail of the financial instruments carried at fair value on the Company’s balance sheets as of March 31, 2012 and December 31, 2011. The tables do not include assets and liabilities that are measured at historical cost or on any basis other than fair value (in thousands):

	December 31,	December 31,	December 31,	December 31,
Description	Balance at March 31, 2012	Fair Value Measurements as of March 31, 2012
		Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$85,781	$85,781	$-	$-
Investments in marketable securities – short-term:
Debt instruments – Corporate debt obligations	18,805	-	18,805	-
Debt instruments – Municipal debt obligations	2,771	-	2,771	-
Certificates of deposit	1,000	-	1,000	-

Assets at fair value	$108,357	$85,781	$22,576	$-

Description	Balance at December 31, 2011	Fair Value Measurements as of December 31, 2011
		Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$74,389	$74,389	$-	$-
Debt instruments – Corporate debt obligations	6,346	-	6,346	-
Investments in marketable securities – short-term:
Debt instruments – Corporate debt obligations	37,394	-	37,394	-
Debt instruments – Municipal debt obligations	6,224	-	6,224	-
Certificates of deposit	1,000	-	1,000	-

Assets at fair value	$125,353	$74,389	$50,964	$-

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income. ASU 2011-05 amends the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, the entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB issued ASU 2011-12 which defers certain provisions of

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

ASU 2011-05. Under ASU 2011-12, the provision to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement of operations and the statement of equity was deferred indefinitely. During the deferral period, entities will be required to comply with all existing requirements for reclassification adjustments. The Company adopted these standards on January 1, 2012, which did not have an impact on the Company’s financial results or disclosures, however the Company has included a separate statement of comprehensive income as part of its financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04). ASU 2011-04 provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. Additionally, ASU 2011-04 amends certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 guidance is effective for interim and annual periods beginning after December 15, 2011, and is to be applied prospectively. The Company adopted this standard on January 1, 2012, which did not have an impact on its financial results or disclosures.

4.	Net Loss Per Share

Net loss per share is presented as basic and diluted net loss per share. Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options, restricted stock units and warrants are considered to be common stock equivalents and are not included in the calculations of diluted net loss per share as their effect is anti-dilutive. Additionally, the unvested restricted stock units outstanding during 2011 were excluded from the basic net loss calculation as these units do not include dividend rights and therefore are not considered to be participating securities.

The actual net loss per share amounts for the three months ended March 31, 2012 and 2011 were computed based on the weighted average shares of common stock outstanding during the respective periods. The net loss per share for the three months ended March 31, 2012 includes the effect of the 21,800,000 common shares issued pursuant to a public offering in November 2011. There is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented as a result of the issuance of these common shares.

The following is a reconciliation of the basic and diluted shares for the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Shares for basic and dilutive net loss per share:
Weighted average common shares outstanding	85,519	63,184

Denominator for basic and diluted earnings per share	85,519	63,184

At March 31, 2012 and 2011, stock options, restricted stock units, and warrants totaling 16,568,000 and 14,864,000 shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

5.	Inventory

Inventories, stated at the lower of cost or market, consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Inventory:
Raw material	$95	$96
Finished goods	2,466	1,292

Total	$2,561	$1,388

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.	Property and Equipment

Property and equipment for operations were as follows (in thousands):

	March 31, 2012	December 31, 2011
Property and equipment:
Manufacturing equipment	$6,925	$6,925
Leasehold improvements	1,610	1,610
Computer equipment and software	1,628	1,629
Furniture and fixtures	458	458
Construction-in-process	4,544	3,965

	15,165	14,587
Less accumulated depreciation	(4,429)	(4,018)

Total	$10,736	$10,569

For the three months ended March 31, 2012 and 2011, the Company incurred depreciation expense of $411,000 and $398,000, respectively.

7.	Investments in Marketable Securities

The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

At March 31, 2012	Amortized Cost Basis	Other-than- temporary Impairments	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
Debt instruments – Corporate debt obligations	$18,804	$-	$1	$-	$18,805
Debt instruments – Municipal debt obligations	2,771	-	-	-	2,771
Certificates of deposit	1,000	-	-	-	1,000

	$22,575	$-	$1	$-	$22,576

At December 31, 2011	Amortized Cost Basis	Other-than- temporary Impairments	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
Debt instruments – Corporate debt obligations	$37,392	$-	$3	$(1)	$37,394
Debt instruments – Municipal debt obligations	6,224	-	-	-	6,224
Certificates of deposit	1,000	-	-	-	1,000

	$44,616	$-	$3	$(1)	$44,618

Investments by contractual maturity are as follows (in thousands):

	March 31, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Due or callable in one year or less	$22,575	$22,576	$44,616	$44,618
Due after one year	$-	$-	$-	$-

No gains or losses were realized on the sale of marketable securities using the specific identification method during the three months ended March 31, 2012 and 2011, respectively. Further, as of March 31, 2012 the Company held no investments in an unrealized loss position. As of December 31, 2011, the Company held two investments in an unrealized loss position, each of which had been in such a position for less than twelve months.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

In consideration of the Company’s expenditure of funds in connection with conducting due diligence on IONSYS, the Company received $500,000 of Incline Series A preferred stock, or 500,000 shares, on terms generally consistent with Incline’s other Series A preferred stock investors. The Company has valued the investment in the option, and the shares received from the due diligence, using the cost method and classified these investments as Level 3 in the fair value hierarchy. At the time of the first option payment in June 2010, the Company assigned $500,000 to the preferred stock and $3,000,000 to the option. The value of the second option payment in September 2011 was fully applied to the option, resulting in an aggregate option value of $6,500,000. Under the cost method, the fair value of the investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The Company has reviewed the value allocated from the June 2010 and September 2011 payments and is not aware of any such adverse events which would be expected to negatively influence these values at March 31, 2012. As a result, no fair value estimate has been prepared with respect to this investment as the costs associated with an independent evaluation would be excessive and the available information on which to base such an assessment is both limited and highly subjective. Therefore, there have been no reductions to the aggregate $7,000,000 carrying value of the investments, which represents the Company’s maximum loss exposure to Incline at March 31, 2012. Both assets are recorded as other long-term assets on the Company’s balance sheets at March 31, 2012 and December 31, 2011, respectively.

9.	Restructuring and Impairment Charges

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

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table details the restructuring charges for severance-related costs and termination of contractual obligations for periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Beginning restructuring liability	$931	$-
Severance and termination charges incurred	-	-
Severance and termination disbursements	(885)	-

Ending restructuring liability	$46	$-

The balance of the restructuring liability at March 31, 2012 is anticipated to be fully distributed in 2012.

10.	Loan and Security Agreement

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

Pursuant to the terms of the Second Amended Agreement, the Company will make interest only payments through December 2012, and in January 2013, will begin to make equal monthly payments of principal and interest to fully amortize the balance over the remaining 30-month term. The Company issued warrants to purchase 158,311 shares of the Company’s common stock to the Lenders in connection with the Second Amended Agreement at an exercise price $3.79 per share. The warrants were immediately exercisable, and excluding certain mergers or acquisitions, will expire on the seven-year anniversary of the date of issuance. The Company determined the relative fair value of these warrants, as detailed below, and has classified the warrants as equity, recognizing the cost as a discount on the loan issuance. The credit facility contains customary default and acceleration provisions and is secured by the Company’s assets, excluding intellectual property. The Company was required to make a negative pledge of its intellectual property, which generally prohibits the Company from granting liens on its intellectual property. Under the terms of the Second Amended Agreement, the Company may be precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and is subject to certain non-financial covenants and prepayment penalties. Upon the occurrence of an event of default, including a Material Adverse Change (as defined in the Second Amended Agreement), the Lenders may declare all outstanding amounts due and payable under the Second Amended Agreement. As of March 31, 2012, the Company believed it was in compliance will all covenants under the Second Amended Agreement.

The Company determined that the terms of Second Amended Agreement were not substantially different than the Restated Agreement and hence has accounted for the transaction as a loan modification. As such, the fair value of the warrants issued in connection with the Second Amended Agreement and the carrying value of the issuance costs and discount related to the Restated Agreement were aggregated and are being amortized to interest expense throughout the life of the Second Amended Agreement using an effective interest rate of 15.31%.

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

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

Warrants

In connection with the establishment of the Company’s $15,000,000 credit facility with the Lenders in 2007, the Company issued six fully exercisable warrants to the Lenders to purchase an aggregate of 50,331 shares of the Company’s common stock at an exercise price of $12.67 per share, expiring November 30, 2014. The Company determined the fair value of these warrants to be $474,000 under the Black-Scholes valuation model using the following assumptions: risk-free interest rate of 3.64%; dividend yield of 0.0%; expected volatility of 70.0%; and a contractual term of seven years. As of March 31, 2012, all of these warrants were outstanding.

In connection with the Restated Agreement, the Company issued three fully exercisable warrants to the Lenders in June 2010 to purchase an aggregate of 254,793 shares of the Company’s common stock at an exercise price of $7.0645 per share, expiring June 18, 2017. The Company classified the warrants as equity and determined their relative fair value to be $1,237,000, using the Black-Scholes valuation model. The value of the warrants was recorded as a discount to the loan and is currently being amortized to interest expense over the term of the Second Amended Agreement pursuant to the loan modification. The warrants were valued using the following assumptions: risk-free interest rate of 2.7%; dividend yield of 0.0%; expected volatility of 76.5%; and a contractual term of seven years. As of March 31, 2012, all warrants related to the Restated Agreement were outstanding.

In connection with the Second Amended Agreement, the Company issued four exercisable warrants to the Lenders in December 2011 to purchase an aggregate of 158,311 shares of the Company’s common stock at an exercise price of $3.79 per share, expiring December 22, 2018. The Company classified the warrants as equity and determined their relative fair value to be $390,000, using the Black-Scholes valuation model. The value of the warrants was recorded as a discount to the note payable, and will be amortized to interest expense over the expected term of the Second Amended Agreement. The warrants were valued using the following assumptions: risk-free interest rate of 1.4%; dividend yield of 0.0%; expected volatility of 72.4%; and a contractual term of seven years. As of March 31, 2012, all warrants related to the Second Amended Agreement were outstanding.

11.	Commitments and Contingencies

Leases

In May 2006, the Company entered into a six-year operating lease for office space. In December 2011, the Company amended the lease to reduce the monthly rent charge, extend the lease term and terminate a portion of the leased space. Pursuant to the terms of the amended agreement, the basic monthly per square foot fee will be reduced commencing in April 2012 and the Company will return a portion of the leased space in September 2012. The lease will expire in December 2013 with no option to extend the term.

As security for the initial lease, a letter of credit in the initial amount of $1,581,000 was required by the landlord. The letter of credit is collateralized by a certificate of deposit in the same amount that is classified as restricted cash in the Company’s balance sheet. The required amount subject to the letter of credit and corresponding certificate of deposit was eligible to be reduced by 22% on each of the first four anniversaries of the commencement of the lease and as of December 31, 2011, the letter of credit had been reduced by $1,391,000 in accordance with the agreement and the related restricted cash had been adjusted by a like amount. The value of the letter of credit and corresponding certificate of deposit, classified as restricted cash on the Company’s balance sheet at March 31, 2012 and December 31, 2011, was $190,000.

Rent expense for operating leases is recorded on a straight-line basis over the life of the lease term. If a lease has a fixed and determinable escalation clause, the difference between the rent expense and rent paid is recorded as deferred rent. Rent expense for the three months ended March 31, 2012 and 2011 was $236,000 and $213,000, respectively.

Corporate Credit Card

In 2009, the Company entered into a pledge agreement pursuant to the establishment of a corporate credit card program whereby the Company pledged $150,000 in a certificate of deposit as collateral. During 2011, the Company increased its pledged amount by $300,000 related to an increase in its credit limit. These funds are therefore classified as restricted cash on the Company’s balance sheet at March 31, 2012 and December 31, 2011, respectively.

Supply Agreements

Baxter Healthcare Corporation

In July 2007, the Company entered into a development and supply agreement (the “Supply Agreement”) with Baxter Healthcare Corporation (“Baxter”) for the completion of pre-commercialization manufacturing development activities and the manufacture of

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

commercial supplies of the finished drug product for OFIRMEV with an initial term of five years. Pursuant to the terms of the Supply Agreement, Baxter received development fees from the Company upon the completion of specified development activities, which the Company expensed as these activities had no alternative future uses at the time they were incurred. The Supply Agreement also required the Company to fund specified improvements at Baxter’s manufacturing facility and purchase certain equipment for use by Baxter in manufacturing OFIRMEV. All development fees and facility improvements under this agreement had been completed and paid as of December 31, 2010.

In January 2011, the Company amended and restated the Supply Agreement (the “Amended Supply Agreement”) in connection with a plan to expand the manufacturing capacity for OFIRMEV at Baxter. Similar to the original Supply Agreement, all capital equipment and facility improvements included in the plan will be funded by the Company. The Company intends to capitalize these costs, as OFIRMEV has been approved by the FDA, however the Company is not able to reasonably estimate the cost of expansion until the capacity increase development plan is completed. Further, the Company will pay Baxter a per unit purchase price based on the amount of finished OFIRMEV drug product produced, which price will be increased annually, and may be adjusted to reflect an increase or decrease, as the case may be, in the cost of material required to manufacture OFIRMEV, subject to specified limitations. The Company is obligated to purchase a minimum number of units of OFIRMEV each year or pay Baxter an amount equal to the purchase price multiplied by the shortfall in units. In addition, Baxter will be the Company’s primary supplier of OFIRMEV up to a specified number of units in each year, subject to Baxter’s ability to timely supply the specified volumes required by the Company. However, if Baxter fails or declines to supply a sufficient quantity of OFIRMEV in accordance with the Company’s purchase orders during a specified period of time, then the Company may purchase that quantity of OFIRMEV from third party suppliers and such quantity will be deducted from the quantity of OFIRMEV that the Company otherwise would have been required to purchase from Baxter. The Company is also obligated to reimburse Baxter for all reasonable costs directly related to work performed by Baxter in support of any change in the active pharmaceutical ingredient (“API”) source or API manufacturing process. In February 2012, the Company placed certain finished product inventory of OFIRMEV on indefinite hold pending the outcome of an investigation into unidentified particulate matter observed during routine product stability testing. The Company also decided to temporarily suspend further production by its primary supplier until the investigation has been completed and any necessary corrective and preventative actions have been implemented. As of March 31, 2012, the Company had recorded charges of $5,798,000 to write-down the inventory placed on hold to its estimated net realizable value due to uncertainty as to the amount of time that may be required to complete the investigation and whether the product will have sufficient remaining shelf life or otherwise be saleable after the investigation is completed. The $5,798,000 charge is based upon the Company’s best estimate of the value it would realize from its sale, if any. For the year ended December 31, 2011, the Company had reimbursed Baxter approximately $262,000 for facility improvements pursuant to the Amended Supply Agreement. No reimbursements under this agreement were made during the three months ended March 31, 2012 and 2011.

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

License Agreements and Acquired Development and Commercialization Rights

In March 2006, the Company in-licensed the technology and the exclusive development and commercialization rights to OFIRMEV in the U.S. and Canada from BMS. BMS sublicensed these rights to the Company under a license agreement with Pharmatop. As consideration for the license, the Company paid a $25,000,000 up-front fee and, as a result of the approval of the Company’s NDA for OFIRMEV in the November 2010, the Company paid an additional milestone payment of $15,000,000 in November 2010. The Company may be required to make future milestone payments totaling up to $25,000,000 upon the achievement of certain levels of net sales. In addition, the Company is obligated to pay a royalty on net sales of the licensed products and has the right to grant sublicenses to third parties. The amount of such royalty ranges from the mid-teens to the mid-twenties, depending on the aggregate amount of net sales, and is subject to annual minimum royalty obligations. The $25,000,000 up-front fee was recognized as research and development expense at the time the payment was made. The $15,000,000 milestone payment was recorded as an intangible asset on the Company’s balance sheets and is being amortized on a straight-line basis over the estimated useful life of the licensed patents. Royalty liabilities are recognized at the time the product is sold or, for minimum royalty obligations that are not anticipated to be met, over the period in which the minimum liability is incurred.

In November 2010, the Company entered into a data license agreement among Terumo Corporation (“Terumo”), the Company and SCR Pharmatop S.A. (“Pharmatop”). Under the data license agreement, the Company provided to Terumo certain data and information resulting from the Company’s clinical development program for OFIRMEV for Terumo’s use in obtaining regulatory approval for and commercializing the same intravenous formulation of acetaminophen in Japan. Further, the Company will provide to Terumo, without charge, up to 500 hours of technical assistance and consulting services regarding the licensed technical information, data and know-how, as reasonably necessary to assist Terumo in obtaining regulatory approval and manufacturing capacity for the product candidate. In April 2011, the Company received an upfront payment of $5,329,000 under the terms of the data license agreement. If Terumo is successful in obtaining regulatory approval for and commercializing the product in Japan, the Company may also be entitled to an additional lump-sum payment upon the first commercial sale of the product candidate and royalty payments on any commercial sales of the product in Japan.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

In accordance with multiple-element arrangement guidance, the Company determined both the data license and consulting service deliverables were separate units of accounting, each having value on a standalone basis. The Company estimated the fair value of the data license based upon similar proposals from third parties and internal costs incurred in developing the data and obtaining similar rights. The value of the consulting services was based on contracts the Company had engaged with third parties for similar services. The Company allocated the value of the payment received on a relative fair value basis and will recognize the consideration allocated to the data license upon delivery and the consideration allocated to the consulting services as such services are rendered. There is no right of return or similar refund provisions in the data license agreement. During 2011, the Company transferred the data and related information to Terumo and provided a portion of the consulting hours and in April 2011, the Company recognized $5,210,000 of licensing revenue pursuant to the agreement for the data transfer and consulting hours provided. The remaining balance of $119,000 reflects the value of the outstanding consulting hours the Company is obligated to provide under the terms of the contract through November 2012. This balance is recorded as deferred revenue on the Company’s balance sheet at March 31, 2012 and December 31, 2011, and will be recognized as revenue as the consulting services are rendered. Any milestones or royalties received from potential sales of the product candidate will be recognized as revenue in the period earned.

Legal Matters

In August 2011, the Company and Pharmatop filed suit in the United States District Court for the District of Delaware against Paddock Laboratories, Inc., Perrigo Company and Paddock Laboratories, LLC (collectively, “Paddock”) and against Exela Pharma Sciences, LLC, Exela PharmaSci, Inc. and Exela Holdings, Inc. (collectively, “Exela”). The lawsuit follows the notices that the Company received in July 2011 from each of Paddock and Exela concerning their filings of Abbreviated New Drug Applications, or ANDAs, containing a “Paragraph IV” patent certification with the FDA for a generic version of OFIRMEV. In the lawsuit the Company alleges that Paddock and Exela have each infringed U.S. Patent Nos. 6,028,222 (the “‘222 patent”), and 6,992,218 (the “‘218 patent”), by filing their respective ANDAs seeking approval from the FDA to market a generic version of OFIRMEV prior to the expiration of these patents. The ‘222 and the ‘218 patents are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). The patent infringement lawsuit was filed within 45 days of receipt of the pertinent notice letters, thereby triggering a stay of FDA approval of the Paddock ANDA and the Exela ANDA until the earlier of the expiration of a 30-month period, the expiration of the ‘222 and ‘218 patents, the entry of a settlement order or consent decree stating that the ‘222 and ‘218 patents are invalid or not infringed, a decision in the case concerning infringement or validity that is favorable to Paddock or Exela, or such shorter or longer period as the Court may order. Each of Paddock and Exela has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, and has also filed counterclaims. A date for the bench trial in this case has been tentatively scheduled for May 2013. Regardless of the outcome of any litigation, no ANDA can receive final approval from the FDA before expiration of the regulatory exclusivity period for OFIRMEV. Specifically, the FDA has granted OFIRMEV three years of regulatory exclusivity, which expires November 2, 2013. The Company intends to vigorously enforce its intellectual property rights relating to OFIRMEV to prevent the marketing of infringing generic products prior to the expiration of its patents. The ‘222 patent expires August 5, 2017 (or February 5, 2018 if pediatric exclusivity is granted) and the ‘218 patent expires June 6, 2021 (or December 6, 2021 if pediatric exclusivity is granted). However, given the unpredictability inherent in litigation, the Company cannot predict the outcome of this matter or any other litigation.

12.	Stockholder’s Equity

Public Offering

In May 2011, the Company established a universal shelf registration statement to permit it, from time to time, to offer and sell up to $150,000,000 of equity or debt securities. In November 2011, the Company issued an aggregate of 21,800,000 shares of its common stock at a purchase price of $3.75 per share pursuant to a public offering. The offering raised proceeds, net of offering costs and underwriting discounts and commissions, of $77,302,000.

Private Placement

In February 2009, the Company issued 12,039,794 shares of its common stock at a purchase price of $7.13 per share pursuant to a private placement. In addition to the shares of the Company’s common stock, warrants to purchase up to 6,019,897 additional shares of the Company’s common stock were also issued as part of the transaction at a price of $0.125 per warrant. Each warrant is immediately exercisable and has a five-year term. The warrants may be exercised through either cash or net exercise for one share of common stock at a price of $7.84 and have been accounted for as permanent equity. As of March 31, 2012, all warrants related to the private placement were outstanding.

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

13.	Segment Information

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

Shipments to wholesalers representing approximately 10% or more of total product revenue for the periods presented were as follows (as a percentage of total gross product revenue):

	Three Months Ended March 31,
	2012	2011
Cardinal Health, Inc.	35%	20%
AmerisourceBergen Corporation	32%	28%
McKesson Corporation	26%	46%

14.	Income Taxes

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 2004 and forward are subject to examination by the Federal and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest and/or penalties related to income tax matters in the Company’s balance sheets at March 31, 2012 and December 31, 2011, and has recognized no interest and/or penalties in the Company’s statement of operations for the three months ended March 31, 2012 and 2011. Further, as of March 31, 2012, the Company had not recorded any unrecognized tax benefits.

Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. The Company has not completed this analysis regarding the limitation and therefore has removed the (1) deferred tax assets for net operating losses of approximately $123,436,000 and (2) research and development credits of approximately $6,562,000 generated through 2011 from its deferred tax asset schedule. Further, the Company has recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its deferred tax asset and valuation allowance accordingly. The Company expects to complete this analysis within the next twelve months and, as a result, the Company may have a change in the unrecognized tax benefits that are recorded. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion may contain forward-looking statements that involve risks and uncertainties. As used herein, the terms “we,” “us,” or “our” refer to Cadence Pharmaceuticals, Inc., a Delaware corporation. Our actual results could differ materially from those anticipated in any forward-looking statements as a result of many factors, including those set forth below under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2011 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 13, 2012.

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

As part of our long-term business strategy, we entered into an agreement with Incline Therapeutics, Inc., or Incline, in June 2010 that provides us with the exclusive, irrevocable option to acquire Incline within a specified future time period. Incline is developing IONSYS™ (fentanyl iontophoretic transdermal system), an investigational product candidate intended to provide patient-controlled analgesia for adult inpatients requiring opioids following surgery. We believe that, if approved by the FDA, IONSYS could represent a potentially significant commercial opportunity and be an excellent strategic fit with OFIRMEV. As consideration for the option, we paid Incline a $3.5 million upfront option fee in June 2010 and made a second payment of $3.5 million in September 2011 upon Incline’s receipt of the second tranche of its Series A financing. We are currently in the second of two option periods, which extends until the earliest to occur of (1) 30 days after the date on which Incline submits a supplemental NDA for IONSYS to the FDA, (2) 30 days after the filing of an initial public offering by Incline, or (3) 42 months after the effective date of the option (December 21, 2013). During this second option period, we may acquire Incline for an amount not to exceed $228.0 million plus payment of an additional amount not to exceed $57.0 million upon FDA approval of IONSYS. We have an exclusive right of first negotiation to acquire Incline for the six-month period following the expiration of the second option period. In addition, we may elect to extend the second option period for two additional three-month periods upon the payment of $2.5 million to Incline for each period. Incline will remain primarily responsible for the development of IONSYS. However, we and Incline have formed a joint development committee to oversee the global development and regulatory approval for the IONSYS product candidate.

In executing our business strategy, we have incurred significant net losses since our inception and have financed our operations primarily through the sale of equity securities in both public and private offerings. Most recently, we sold 21.8 million shares of common stock in a public offering in November 2011 and received aggregate net proceeds of approximately $77.3 million (after underwriting discounts and offering costs). From inception through March 31, 2012, we have received net proceeds of approximately $443.7 million from the sale of our preferred stock, common stock and warrants to purchase common stock. Additionally, we have entered into multiple loan and security agreements with Oxford Finance LLC, Silicon Valley Bank and General Electric Capital Corporation to provide us with growth capital. As of March 31, 2012, the principal balance outstanding on our current facility with this loan syndicate was $30.0 million.

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

Revenue

Product Revenue

In January 2011, we commercially launched OFIRMEV and began shipping product to independent wholesalers who sell OFIRMEV to hospitals and other end-user customers. Our initial focus was to promote rapid hospital formulary adoption of the product. During the second half of 2011, our sales force placed additional focus on generating pull-through hospital sales of OFIRMEV and we continue to report strong net revenue growth with our net revenue for the three months ended March 31, 2012 up 36% from the prior quarter.

Cost of Sales

Our cost of sales consists primarily of our third-party manufacturing costs, internal manufacturing overhead, indirect and personnel overhead costs, freight, excess or obsolete inventory adjustment charges and the cost of purchasing the active pharmaceutical ingredient for OFIRMEV, acetaminophen. Further, cost of sales includes the royalties due under our license agreement with BMS, which range from the mid-teens to the mid-twenties, depending on the aggregate amount of net sales we record per contract year. In February 2012, we temporarily suspended production of OFIRMEV by our primary supplier due to our investigation into unidentified particulate matter observed during routine product stability testing. As a result, we incurred unabsorbed facility costs during the three months ended March 31, 2012, which were included in cost of sales for the period. We will continue to incur these period costs until the investigation is complete and manufacturing is resumed by our primary supplier.

License Fees and Patent Amortization

As a result of the FDA’s approval of OFIRMEV, we paid a $15.0 million license fee in the fourth quarter of 2010 pursuant to the term of our license agreement with BMS. This payment was capitalized on our balance sheets as an intangible asset and we are amortizing the balance on a straight-line basis, based upon the estimated life of the underlying patent assets. We may be required to make two additional milestone payments totaling up to $25.0 million based upon the achievement of certain levels of net sales of OFIRMEV, which will be recognized as license fees in the period they are incurred, as appropriate. However, as these payments are dependent upon future level of net sales, we are unable to estimate with any certainty the timing of when these charges may be incurred.

Research and Development Expenses

Our research and development expenses consist of salaries and related employee benefits for our research and development team, manufacturing development activities, costs associated with clinical trials, and costs associated with non-clinical activities, such as expenses related to regulatory submissions. Our research and development expenses in 2011 were significantly lower than in 2010 because fewer resources are being utilized by the program since we received approval for OFIRMEV in November 2010. For example, in November 2011, we implemented a restructuring of our workforce to focus our resources on the commercialization of OFIRMEV and reduce program costs that were not directly related to such efforts. This action resulted in a reduction in force of twelve employees in research and development. However, we expect to continue to incur research and development expenses related to OFIRMEV in 2012, specifically as we initiate an FDA required post-approval clinical trial for OFIRMEV in pediatric patients under two years of age. However, it is difficult to anticipate the scope and magnitude of our future research and development expenses related to this trial and we may conduct additional clinical studies to expand the indications for OFIRMEV. Moreover, any product candidates we may in-license or acquire in the future may require significant research and development resources. Therefore, we are unable to estimate with any certainty the costs we will incur in completing our development efforts for OFIRMEV or any other product candidate we might acquire or in-license.

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

Our selling, general and administrative costs increased significantly following the approval of OFIRMEV in November 2010 as we hired our sales force and related personnel to support the commercial efforts for OFIRMEV. Our sales representatives are focusing their efforts on the top 1,800 to 1,900 U.S. hospitals, which we believe represent approximately 80% of the market opportunity for OFIRMEV. We expect to continue to incur significant selling, general and administrative expenses as we continue to execute our marketing and sales strategies for OFIRMEV and implement a variety of marketing programs to inform customers about OFIRMEV.

Interest and Other Income and Expense

Our interest income consists primarily of interest earned on our cash, cash equivalents and short-term investments. Interest expense consists of the interest we incur under our loan and security agreements and the amortization of debt issuance costs. Other income and expense includes gains or losses recognized on transactions denominated in foreign currencies and other transactions not related to our operations.

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

As of December 31, 2011, we had federal and state net operating loss carryforwards of approximately $306.5 million and $310.0 million, respectively. If not utilized, the net operating loss carryforwards will begin expiring in 2024 for federal purposes and 2014 for state purposes. Additionally, we had both federal and state research and development tax credit carryforwards of approximately $4.8 million and $2.8 million, respectively. The federal tax credits will begin expiring in 2024 unless previously utilized and the state tax credits carryforward indefinitely. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards and development tax credit carryforwards that could be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the utilization of the net operating losses and tax credits before they expire. We have not completed a Section 382/383 study at this time to determine the impact ownership changes have had on our carryforwards but expect to complete the analysis within the next twelve months and, as a result, we may have a change in the unrecognized tax benefits that are recorded. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recognized any federal or state income tax benefit in our statement of operations and, due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

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

Our most critical accounting estimates include the recognition of revenue; the valuation of our inventory, which impacts costs of sales and gross margin; stock-based compensation which impacts operating expenses; and the assessment of recoverability of long-lived assets, which primarily impacts operating expenses when we impair assets or accelerate depreciation. We review our estimates, judgments, and assumptions used in our accounting practices periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable, however, our actual results may differ from these estimates.

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

Revenue from our data license agreement is recognized upon delivery of the goods and services provided, based upon the consideration allocated to each deliverable. We allocated the consideration to each deliverable based upon our review of the agreement pursuant to multiple-element arrangement guidance. We determined both the data license and consulting service deliverables were separate units of accounting, each having value on a standalone basis, and estimated the fair value each item. The value of the data license was based upon similar proposals from third parties and internal costs we incurred in developing the data and obtaining similar rights. The value of the consulting services was based on contracts we had engaged with third parties for similar services. These values were consolidated and adjusted based upon the relative fair value of the consideration received pursuant to the agreement and there is no right of return or similar refund provisions in the data license agreement. Consideration allocated to the data license was recognized as revenue upon delivery of the data during the three months ended June 30, 2011. Consideration allocated to the consulting services is being recognized as revenue as such services are rendered. No such revenue was recognized during the three months ended March 31, 2012 or 2011, respectively.

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

As of March 31, 2012, we had recorded charges for inventory losses of $5.8 million in cost of sales to write-down certain inventory to its estimated net realizable value. The product in question was placed on indefinite hold pending the outcome of an investigation into unidentified particulate matter observed during routine product stability testing. The charge is based upon our best estimate of the value we will realize from the sale, if any, of the product and is being recorded due to uncertainty as to the amount of time that may be required to complete the investigation and whether the product will have sufficient remaining shelf life or otherwise be saleable after the investigation is completed.

Stock-Based Compensation

We account for stock-based compensation by calculating the fair value of the award on the date of grant and recognize the expense over the applicable vesting period. We calculate the fair value of stock options using the Black-Scholes pricing model, which requires a number of estimates, including the expected lives of awards, interest rates, stock volatility and other assumptions. Restricted stock units, or RSUs, are measured based on the fair market values of the underlying stock on the date of grant. We apply a forfeiture rate to estimate the number of grants that will ultimately vest. If the awards are performance based, we also assess the likelihood of the vesting conditions occurring and apply an appropriate factor in recognizing the expense. Further, we evaluate the classification of our stock-based awards that we do not have the ability to settle in shares of authorized common stock at each reporting date. As of March 31, 2012, these awards, along with the attribution of compensation costs, were deemed insignificant.

Long-Lived Assets

A substantial portion of our capital assets are associated with our manufacturing equipment at Baxter Healthcare Corporation, or Baxter, our primary third-party manufacturer. In building these assets and creating additional capacity, we have entered into agreements whereby we fund specified improvements to the facilities and the construction of the manufacturing equipment to be used for the production of OFIRMEV. During the build-out of the facility and construction of our equipment, we accrue for costs incurred based on factors such as estimates of work performed, milestones achieved and experience with similar contracts. As actual costs become known, we adjust our accruals accordingly.

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

Results of Operations

Three-Month Periods Ended March 31, 2012 and 2011

Revenue

During the three months ended March 31, 2012, we recognized $8.0 million of revenue from the sale of OFIRMEV to hospitals and other end-users, an increase of $7.6 million from the $0.4 million recognized during the three months ended March 31, 2011, the first quarter of the product launch. This increase is due to increased sales resulting from continued growth in our customer base since the launch of OFIRMEV.

Cost and Expenses

Cost of Sales. Our cost of sales for the three months ended March 31, 2012 was $4.2 million, or 53% of net revenue, as compared to $0.3 million, or 83% of net revenue, for the comparable period in 2011. The increase in the total cost of sales for the three months ended March 31, 2012 is primarily due to the increased sales during the current period as compared to the 2011 period. However, as a percentage of net revenue, our costs of sales were lower during the 2012 period as we realized economies of scale on increased sales volume. These efficiencies were partially offset by higher freight costs, unabsorbed manufacturing costs and an inventory write-down incurred during the three months ended March 31, 2012. We suspended production by our primary supplier in connection with an ongoing investigation into the cause of unidentified particulate matter observed during routine product stability testing, and as a result, we incurred higher freight costs to expedite certain shipments of OFIRMEV relating to the transition to our secondary supplier. We also sustained unabsorbed manufacturing costs due to fixed costs that continued be incurred despite the temporary suspension of production by our primary supplier. The expedited freight costs, unabsorbed manufacturing costs and inventory write-down incurred during the three months ended March 31, 2012 represented approximately 15% of our cost of sales for the period.

Research and Development Expenses. Research and development expenses decreased $1.2 million for the three months ended March 31, 2012, to $1.5 million, from $2.7 million for the three months ended March 31, 2011. This decrease was primarily due to a reduction in labor related costs as a result of a reduction in force implemented in the fourth quarter of 2011. This reduction mostly impacted our research and development group as we reallocated our resources to focus on the commercialization of OFIRMEV and reduce program costs that were not directly related to such efforts.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.5 million, to $23.5 million, for the three months ended March 31, 2012, compared to $20.0 million for the comparable period in 2011. This increase was primarily due to increased commissions paid to our hospital sales specialists as a result of our increased revenue, combined with increased selling costs incurred by our sales specialists as they implement a variety of marketing programs to inform customers about OFIRMEV. We front-loaded the timing of many of these programs to the first-half of 2012. In addition, our legal fees increased during the three months ended March 31, 2012 as compared to the comparable period in 2011, primarily related to our patent infringement litigation.

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

In developing these products, we incur substantial capital resource outlays which we may not recover quickly, or at all. For example, we have incurred over $43.2 million in research and development costs through March 31, 2012 specific to the OFIRMEV development program. Our total investment in the OFIRMEV program is significantly more as these costs exclude a substantial portion of our internal costs, such as salaries and related personnel costs, which are not tracked on a project basis. In January 2011, we commenced sales of OFIRMEV, however, as of March 31, 2012, we have realized less than $20.0 million in total net revenue from OFIRMEV and we continue to operate at a loss.

We have incurred significant net losses since our inception and, as of March 31, 2012, we had accumulated a deficit of $389.4 million. A significant portion of these costs have been incurred in connection with research and development activities, including license fees, costs of clinical trial activities associated with our product candidates, our commercial operations and infrastructure, manufacturing development activities and general and administrative expenses. We have continued to incur operating losses in connection with our commercial launch of OFIRMEV, including the marketing and sales efforts for the product, and expect to continue operating at a loss until we can generate a sufficient amount of revenue from sales of OFIRMEV. Further, we could incur additional expenses, which may be significant, if we acquire or in-license additional products, technologies or businesses that are complementary to our own.

Since inception, our operations have been financed primarily through the sale of equity securities, in both public and private offerings. From our inception through March 31, 2012, we have received net proceeds of approximately $443.7 million from the sale of our preferred stock, common stock and warrants to purchase common stock. Through March 31, 2012, the sales of shares of our preferred stock, common stock and warrants were as follows:

•

from July 2004 to March 2012 (excluding our initial public offering, our February 2008 registered direct offering, our February 2009 private placement and our 2010 and 2011 public offerings), we issued and sold a total of 3,088,834 shares of common stock to our founders, employees, directors and consultants for aggregate net proceeds of $2.7 million;

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

Additionally, we have obtained growth capital through loans with Oxford Finance LLC, Silicon Valley Bank and General Electric Capital Corporation. As of March 31, 2012, the current secured credit facility with this syndicate had an outstanding principal balance of $30.0 million and we had no further credit available under this facility. We are currently making interest-only payments on the outstanding balance of this facility, which will continue through December 2012. In January 2013, we will begin making equal monthly principal and interest payments to fully amortize the balance over a 30-month term. In connection with the establishment of our loan agreements, we have issued warrants to the lenders to purchase shares of our stock. As of March 31, 2012, 63,079 shares of common stock had been issued from the exercise of such warrants. Warrants to purchase an additional 50,331 common shares at $12.67 per share, 254,793 common shares at $7.0645 per share and 158,311 common shares at $3.79 per share, remain outstanding from our loan agreements at March 31, 2012.

Liquidity

As of March 31, 2012, we had $86.1 million in cash and cash equivalents, an increase of $3.5 million from $82.6 million at December 31, 2011. This increase was primarily due to maturities of $22.1 million of our marketable securities and $0.1 million of proceeds from stock option exercises. Mostly offsetting these cash inflows were cash used in operating activities during the quarter of $18.2 million and purchases of property and equipment of $0.4 million.

Our $18.2 million of cash used in operations during the first quarter of 2012 represents a decrease of $6.8 million from the $25.0 million of cash used in operations during the first quarter of 2011. This reduced cash burn is primarily due to net changes in operating assets and liabilities, combined with a smaller net loss for the first quarter of 2012 as compared to the first quarter 2011. More specifically, the change in our net operating assets and liabilities during the first quarter of 2012 resulted in cash proceeds of $0.5 million, primarily due to increases in our accounts payable and accrued liability balances whereas during the first quarter of 2011, we used $4.1 million of cash, primarily related to the build of inventory stock.

Our property and equipment balance at March 31, 2012, increased $0.1 million to $10.7 million, from $10.6 million as of December 31, 2011. We continue to negotiate a development plan for a capacity increase at Baxter, our primary third-party manufacturer for OFIRMEV. As part of this plan, we will fund all capital equipment purchases and facility improvements necessary for the capacity increase. However, we cannot reasonably estimate the cost of this expansion at this time as the capacity increase development plan has not been completed.

As of March 31, 2012, we held $22.6 million of investments in marketable securities, a decrease of $22.1 million from December 31, 2011. The decrease is due to maturities of our investments which were used to support our operations during the first quarter of 2012.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2012.

Recent Accounting Pronouncements

See Note 3 to the Notes to Condensed Financial Statements in Item 1 above for further discussion of recent accounting pronouncements.

Caution on Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, includes forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Forward-looking statements discuss matters that are not historical facts, and include, but are not limited to, discussions regarding our business, prospects, regulatory and commercialization strategies, growth strategy, future revenue, projected costs, competition, industry, regulatory environment, economic conditions, financial condition, liquidity and capital resources and results of operations. In this Quarterly Report, for example, we make forward-looking statements regarding: the anticipated U.S. market opportunity for OFIRMEV; our financial estimates and projections; the status of the recall of a single lot of OFIRMEV; the status of our ongoing investigation into certain quality issues; the sufficiency of our capital resources to fund our operations; the potential for us to ultimately acquire Incline or other products or product candidates; and our ability to execute our strategies for acquiring, in-licensing, developing and commercializing proprietary products principally for use in the hospital setting. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words, “believe,” “may,” “might,” “can,” “could,” “will,” “would,”, “should,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” or similar expressions.

While we believe that the expectations reflected in this Quarterly Report are reasonable, the inclusion of any forward-looking statements should not be regarded as a representation that any of our plans will be achieved. Our actual results may differ from those anticipated in our forward looking statements as a result of various factors, including those set forth below under the caption “Part II, Item 1A — Risk Factors” and the differences may be material. These risk factors include, but are not limited to: our dependence on the successful commercialization of OFIRMEV, which is our only product; our ability to achieve broad market acceptance and generate revenues from sales of OFIRMEV; our dependence on our contract manufacturers and our ability to ensure an adequate and continued supply of OFIRMEV to meet market demand; our ability to successfully enforce our marketing exclusivities and intellectual property rights, and to defend the patents covering OFIRMEV, including in current patent litigation with the parties that have submitted abbreviated new drug applications (“ANDAs”) for generic versions of OFIRMEV; the potential that we may be required to continue patent litigation for substantial lengths of time or file additional lawsuits to defend our patent rights from challenges by companies that have submitted ANDAs for generic versions of OFIRMEV, and the substantial costs associated with such lawsuits; the potential introduction of generic competition to OFIRMEV in the event we are unsuccessful in current or future patent litigation; our dependence on our licensors for the maintenance and enforcement of our intellectual property rights; the potential product liability exposure associated with pharmaceutical products such as OFIRMEV and other products we may in-license or acquire; our ability to fully comply with numerous federal, state and local laws and regulatory requirements that apply to our commercial activities; public concern regarding the safety of drug products such as OFIRMEV, which could result in the implementation by regulatory agencies of new requirements, including unfavorable information in the labeling for OFIRMEV;

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

Our cash equivalents and short-term investments are classified as available-for-sale. As of March 31, 2012, our holdings consisted of investments in money market funds, debt obligations of government agencies, municipalities, commercial paper and certificates of deposit. These investments were made in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.

We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe our cash, cash equivalents and investment securities have significant risk of default or illiquidity. We made this determination based on discussions with our investment advisors and a review of our holdings. While we believe our cash, cash equivalents and investment securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. All of our investments are held at fair value. The following table shows the fair value of our cash equivalents and investments as of March 31, 2012 (in thousands):

	Amortized Cost Basis	Fair Value
Cash equivalents	$85,781	$85,781
Short-term investments	$22,575	$22,576

Debt

Our current loan and security agreement has a fixed interest rate. Consequently, we do not have significant interest rate cash flow exposure on our debt. The principal balance of the loan under the agreement at March 31, 2012 was $30.0 million, and is collateralized by substantially all of our assets (excluding intellectual property). Under the terms of the agreement, we are precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and are subject to various non-financial covenants and prepayment penalties. We believe we were in compliance will all such covenants under the agreement as of March 31, 2012.

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

In August 2011, we and SCR Pharmatop S.A., or Pharmatop, filed suit in the United States District Court for the District of Delaware against Paddock Laboratories, Inc., Perrigo Company and Paddock Laboratories, LLC, collectively referred to herein as Paddock, and against Exela Pharma Sciences, LLC, Exela PharmaSci, Inc. and Exela Holdings, Inc., collectively referred to herein as Exela. The lawsuit follows the notices that we received in July 2011 from each of Paddock and Exela concerning their filings of Abbreviated New Drug Applications, or ANDAs, containing a “Paragraph IV” patent certification with the FDA for a generic version of OFIRMEV. In the lawsuit, we allege that Paddock and Exela have each infringed U.S. Patent Nos. 6,028,222, or the ‘222 patent, and 6,992,218, or the ‘218 patent, by filing their respective ANDAs seeking approval from the FDA to market a generic version of OFIRMEV prior to the expiration of these patents. The ‘222 and the ‘218 patents are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. The patent infringement lawsuit was filed within 45 days of receipt of the pertinent notice letters, thereby triggering a stay of FDA approval of the Paddock ANDA and the Exela ANDA until the earlier of the expiration of a 30-month period, the expiration of the ‘222 and ‘218 patents, the entry of a settlement order or consent decree stating that the ‘222 and ‘218 patents are invalid or not infringed, a decision in the case concerning infringement or validity that is favorable to Paddock or Exela, or such shorter or longer period as the Court may order. Each of Paddock and Exela has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, and has also filed counterclaims. A date for the bench trial in this case has been tentatively scheduled for May 2013.

Regardless of the outcome of any litigation, no ANDA can receive final approval from the FDA before expiration of the regulatory exclusivity period for OFIRMEV. Specifically, the FDA has granted OFIRMEV three years of regulatory exclusivity, which expires November 2, 2013. We intend to vigorously enforce our intellectual property rights relating to OFIRMEV to prevent the marketing of infringing generic products prior to the expiration of our patents. The ‘222 patent expires August 5, 2017 (or February 5, 2018 if pediatric exclusivity is granted) and the ‘218 patent expires June 6, 2021 (or December 6, 2021 if pediatric exclusivity is granted). However, given the unpredictability inherent in litigation, we cannot predict the outcome of this matter or any other litigation. Regardless of how this litigation is ultimately resolved, this matter may be costly, time-consuming and distracting to our management, which could have a material adverse effect on our business.

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

We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2011.

Risks Related to Our Business and Industry

Our success depends on our ability to successfully commercialize our only product, OFIRMEV® .

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

In addition to extensive internal efforts, the successful commercialization of OFIRMEV requires many third parties, over whom we have no control, to decide to utilize OFIRMEV. These third parties include physicians, pharmacists, and hospital pharmacy and therapeutics committees, which are commonly referred to as P&T committees. Generally, before we can attempt to sell OFIRMEV in a hospital, OFIRMEV must be approved for addition to that hospital’s list of approved drugs, or formulary list, by the hospital’s P&T committee. A hospital’s P&T committee typically governs all matters pertaining to the use of medications within the institution, including review of medication formulary data and recommendations for the appropriate use of drugs within the institution to the medical staff. The frequency of P&T committee meetings at various hospitals varies considerably, and P&T committees often require additional information to aide in their decision-making process, so we may experience substantial delays in obtaining formulary approvals. Additionally, hospital pharmacists may be concerned that the cost of acquiring OFIRMEV for use in their institutions will adversely impact their overall pharmacy budgets, which could cause pharmacists to resist efforts to add OFIRMEV to the formulary, or to implement restrictions on the usage of the drug in order to control costs. We cannot guarantee that we will be successful in getting the approvals we need from enough P&T committees and overcoming any financial objections raised by hospital pharmacists quickly enough to optimize hospital sales of OFIRMEV.

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

We have no manufacturing capabilities and depend entirely upon our contract manufacturers to produce OFIRMEV. If our contract manufacturers fail to meet our requirements for OFIRMEV, or fail to fully comply with cGMP regulations, we may be unable to meet market demand, and may lose potential revenues.*

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, and the use of specialized processing equipment. We have no such manufacturing capabilities, so we have relied upon Baxter as our primary source for OFIRMEV.

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

Although we actively manage these third party relationships to ensure continuity and quality, some events beyond our control could result in the complete or partial failure of these goods and services. Any such failure could have a material adverse effect on our financial condition and operations. In addition, as OFIRMEV is a new product, the effect of any delay or failure to deliver could be magnified due to the lack of a sales track record for OFIRMEV in the U.S. For example, in February 2012, we announced a voluntary recall of a single lot of OFIRMEV due to the presence of an unidentified, visible particle in one vial of that lot during routine stability testing. Some of our customers experienced short-term supply delays due to the temporary suspension of shipments from the supplier of the affected lot before we were able to accelerate shipments of OFIRMEV from our other supplier. In addition, we had recorded charges of $5.8 million as of March 31, 2012 as we placed certain finished product inventory of OFIRMEV on indefinite hold pending the outcome of an investigation into unidentified particulate matter observed during routine product stability testing. The charges were recorded due to uncertainty as to the amount of time that may be required to complete the investigation and whether the product will have sufficient remaining shelf life or otherwise be saleable after the investigation is completed. We decided to temporarily suspend further production by our primary supplier until the investigation has been completed and any necessary corrective and preventative actions have been implemented. This recall, the investigation and any future recall or investigation that we may experience could negatively affect customer perceptions and reduce revenue from OFIRMEV, and could also result in unexpected costs for replacement product, investigational costs and the write down of inventory.

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

If OFIRMEV does not achieve broad market acceptance, the revenues that we generate from its sales will be limited.*

The commercial success of OFIRMEV will depend upon its acceptance by the medical community, our ability to ensure that the drug is included in hospital formularies, and coverage and reimbursement for OFIRMEV by third-party payors, including government payors. The degree of market acceptance of OFIRMEV, or any other product or product candidate we may license or acquire, will depend on a number of factors, including:

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

Our ability to effectively promote and sell OFIRMEV and any other product or product candidate we may license or acquire in the hospital marketplace will also depend on pricing and cost effectiveness, including our ability to produce a product at a reasonable cost, achieve hospital formulary acceptance for the product and sell the product at a competitive price, as well as our ability to obtain sufficient third-party coverage or reimbursement. Since many hospitals are members of group purchasing organizations, which leverage the purchasing power of a group of entities to obtain discounts based on the collective buying power of the group, our ability to attract customers in the hospital marketplace will also depend on our ability to effectively promote OFIRMEV and any other product to hospitals that are members of group purchasing organizations. We will also need to demonstrate acceptable evidence of safety and efficacy, as well as relative convenience and ease of administration. Market acceptance could be further limited depending on the prevalence and severity of any expected or unexpected adverse side effects associated with OFIRMEV and any other product or product candidates we may license or acquire. If OFIRMEV, or any other product or product candidate that is approved, does not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue from these products, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits and risks of OFIRMEV or any other product or product candidate may require significant resources and may never be successful.

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

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for OFIRMEV or other products or product candidates we may license or acquire and may have to limit their commercialization.*

The use of OFIRMEV and any other products or product candidates we may license or acquire in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers or others using, administering or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for OFIRMEV or other products or product candidates;

•	loss of revenues;

•	impairment of our business reputation;

•	costs of related litigation;

•	substantial monetary awards to patients or other claimants;

•	withdrawal of clinical trial participants;

•	significant distraction of our scientific and management personnel who may be involved in our efforts to defend against such claims; and

•	the inability or lack of commercial rationale to continue commercialization of OFIRMEV or any other products or product candidates.

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

We began generating revenue from the launch of OFIRMEV in January 2011, however, we expect our negative cash flow from operations to continue until we are able to generate significant revenues from sales of OFIRMEV. As a result, we may need to raise additional capital to:

•	fund our operations as we implement our marketing strategies, maintain our sales force and commercial infrastructure and commercialize OFIRMEV;

•	purchase sufficient quantities of OFIRMEV from our contract manufacturers to meet customer demand or our minimum purchase obligations;

•	continue to fund the expansion of our contract manufacturers’ capacity to produce OFIRMEV in order to meet future demand for this product;

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

•

the costs associated with our efforts to sell, market and distribute OFIRMEV, including costs associated with maintaining our sales force and commercial infrastructure, may be greater than anticipated;

•

we may incur unexpected costs in order to ensure a sufficient supply of OFIRMEV from our contract manufacturers in order to meet customer demand, including any replacement of product or write down of inventory related to any product recall or other quality issue, or we may be required to pay fees based on minimum purchase obligations; and

•

we may be required to file lawsuits to defend our patent rights or regulatory exclusivities from challenges by companies seeking to market generic versions of intravenous acetaminophen, such as our patent infringement litigation, including any such costs we may be required to expend if our licensors are unwilling or unable to do so.

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

We believe we have sufficient financial resources to fund our projected operating requirements, at a minimum, for the next twelve months. This estimate does not reflect any exercise of our right to acquire Incline or participation in other strategic transactions. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to reduce the scope of or eliminate some or all of our sales, marketing and commercialization efforts for OFIRMEV, or we may not be able to adequately fund our patent infringement litigation, which could decrease sales of this product and have a material adverse effect on our financial condition, stock price and operations.

We have never marketed a drug prior to OFIRMEV, and if we are unable to maintain an effective commercial infrastructure, we will not be able to successfully commercialize OFIRMEV.

We have built our own sales and marketing capabilities in order to market OFIRMEV directly to physicians, nurses, hospitals, group purchasing organizations and other customers, and will continue to incur significant expenses associated with the recruitment, training and compensation of our sales representatives. The continued development of our hospital-focused sales, marketing and distribution infrastructure for our domestic operations will be expensive and time consuming, and there may be unforeseen costs and expenses or time-delays associated with such activities. If we are not successful in training and managing our sales and marketing personnel, we may not achieve our sales objectives. In addition, if we are unable to maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue, may experience increased expenses, and may never become profitable.

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

For example, as a condition of the approval of OFIRMEV, we are required to complete an efficacy, pharmacokinetic and pharmacodynamic study of OFIRMEV in pediatric patients under two years of age, and to submit the final results of this clinical trial to the FDA. Depending on the outcome of this study, we may be unable to expand the indications for OFIRMEV or we may be required to include specific warnings or limitations on dosing this product, which could negatively impact our sales of OFIRMEV.

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

We may never receive approval outside of the U.S. to commercialize OFIRMEV or any other products or product candidates we may acquire.*

Our rights to OFIRMEV include Canada, as well as the U.S. In order to market OFIRMEV, and any other products or product candidates we may acquire, in Canada or other jurisdictions outside of the U.S., we must comply with numerous and varying regulatory requirements of other countries regarding non-clinical testing, manufacturing, clinical safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. For example, we are currently evaluating the commercial prospects, partnering opportunities and feasibility of applying for marketing authorization for OFIRMEV in Canada, and we anticipate that the product would not be approved by Canadian regulatory authorities for at least 18 months after the date on which any such application is submitted, if at all. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the U.S. As described above, such effects include the risks that OFIRMEV and any other products may not be approved for all indications requested, which could limit the uses of our products and have an adverse effect on product sales and potential royalties, and that any regulatory approvals we may obtain may be subject to limitations on the indicated uses for which our products may be marketed or require us to perform costly, post-marketing follow-up studies.

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

If the government or third-party payors fail to provide coverage and adequate coverage and payment rates for OFIRMEV or any future products we may license or acquire, if any, or if hospitals choose to use therapies that are less expensive, our revenue and prospects for profitability will be limited.*

In both domestic and foreign markets, our anticipated sales of OFIRMEV or any future products will depend in part upon the availability of coverage and reimbursement from third-party payors. Such third-party payors include government health programs such as Medicare, managed care providers, private health insurers and other organizations. In particular, many U.S. hospitals receive a fixed reimbursement amount per procedure for certain surgeries and other treatment therapies they perform. Because this amount may not be based on the actual expenses the hospital incurs, hospitals may choose to use therapies which are less expensive when compared to our products. In addition, some third-party payors are emphasizing the substitution of branded pharmaceuticals with less expensive generic equivalents. An increase in the sales of generic pharmaceutical products could result in a decrease in revenues of branded pharmaceuticals. While there are no generic equivalents competing with OFIRMEV at this time, in the future we could face generic competition. In August 2011, we and Pharmatop filed suit in the United States District Court for the District of Delaware against Paddock and Exela alleging that each has infringed the ‘222 and ‘218 patents, which are listed in the Orange Book for OFIRMEV, by filing their respective ANDA seeking approval from the FDA to market a generic version of OFIRMEV prior to the expiration of these patents. The patent infringement lawsuit was filed within 45 days of receipt of the pertinent notice letters, thereby triggering a stay of FDA approval of the Paddock ANDA and the Exela ANDA. Regardless of the outcome of any litigation, no ANDA can receive final approval from the FDA before expiration of the regulatory exclusivity period for OFIRMEV. We intend to vigorously enforce our intellectual property rights relating to OFIRMEV to prevent the marketing of infringing generic products prior to the expiration of our patents. However, given the unpredictability inherent in litigation, we cannot predict the outcome of this matter or guarantee the outcome of any litigation.

OFIRMEV or any other products or product candidates that we may in-license or acquire, if approved, will face competition from other therapies and drugs, as well as other routes of administration of acetaminophen, for these limited hospital financial resources. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to the satisfaction of hospitals, other target customers and their third-party payors. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

Governments continue to propose and pass legislation designed to reduce the cost of healthcare. In some foreign markets, such as Canada, the government controls the pricing of prescription pharmaceuticals. In these countries, pricing negotiated with governmental authorities can take six to twelve months or longer after the receipt of regulatory marketing approval for a product. In the U.S., we expect that there will be an increase in federal and state proposals to implement pricing controls for prescription drugs, and new legislation and regulations affecting the pricing of pharmaceuticals might change before our product candidates are approved for marketing or after our marketed products have been approved. For example, the U.S. Congress is considering a number of legislative and regulatory proposals with an objective of ultimately reducing healthcare costs. Legislative and regulatory actions under consideration in the U.S. include health care reform initiatives that could significantly alter the market for pharmaceuticals (such as private health insurance expansion, the creation of competing public health insurance plans, a variety of proposals that would reduce government expenditures for prescription drugs to help finance healthcare reform, or the eventual transition of the U.S. multiple payer system to a single payer system). Other actions under consideration include proposals for government intervention in pharmaceutical pricing, changes in government reimbursement, an accelerated approval process for “follow-on” biologics, legalization of commercial drug importation into the U.S., and involuntary approval of medicines for over-the-counter use. Such legislation could result in the exclusion of OFIRMEV and any other products or product candidates we may license or acquire from coverage and reimbursement programs, or lower the prices we would receive for our products or product candidates. Our revenues from the sale of OFIRMEV or any other approved products could be significantly reduced as a result of these cost containment measures and reforms, which would negatively impact our profitability.

If we breach any of the agreements under which we license rights to OFIRMEV from others, we could lose the ability to commercialize OFIRMEV.

In March 2006, we entered into an exclusive license agreement with BMS relating to OFIRMEV for the U.S. and Canada. Because we have in-licensed the rights to this product from a third party, if there is any dispute between us and our licensor regarding our rights under our license agreement, our ability to continue to commercialize this product may be adversely affected. Any uncured, material breach under our license agreement could result in our loss of exclusive rights to OFIRMEV and may lead to a complete termination of our related commercialization efforts.

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

As of March 31, 2012, we had approximately 220 employees. The commercial launch of OFIRMEV in January 2011 required us to substantially expand our managerial, commercial, financial and other personnel resources, particularly in sales and marketing positions. Additionally, beginning in November 2011, we implemented a reduction in force of 17 employees, or approximately 7% of our total work force at that time, primarily in our development and general and administrative areas. This action was taken in order to focus our resources on commercialization activities for OFIRMEV and to reduce programmatic costs not directly associated with such efforts. Despite these efforts, our management, personnel, systems and facilities currently in place may not be adequate to support our commercially-focused organization, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses. The failure to do so could have a significant negative impact on our future product revenues and business results.

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

Our future growth depends on our ability to identify and acquire or in-license products and if we do not successfully identify and acquire or in-license related products or product candidates or integrate them into our operations, we may have limited growth opportunities.*

An important part of our business strategy is to continue to develop a pipeline of products and product candidates by acquiring or in-licensing products, businesses or technologies that we believe are a strategic fit with our focus on the hospital marketplace. For example, we signed an agreement in June 2010 granting us an option to acquire Incline. As part of our efforts to acquire businesses such as Incline, or to in-license products, we conduct technical, business and legal due diligence with the goal of identifying and evaluating material risks involved in such transactions, which may include:

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

Risks Related to Intellectual Property

The patent rights that we have in-licensed covering OFIRMEV are limited to a specific intravenous formulation of acetaminophen, and our market opportunity for this product may be limited by the lack of patent protection for the active ingredient itself and other formulations that may be developed by competitors.

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

We are aware of a number of third-party patents in the U.S. that claim methods of making acetaminophen. If a supplier of the API for OFIRMEV is found to infringe any of these method patents covering acetaminophen, our supply of the API could be delayed and we may be required to locate an alternative supplier. We are also aware of several U.S. and Canadian patents and patent applications directed to various potential injectable formulations of acetaminophen as well as methods of making and using these potential formulations. For example, Injectapap, a liquid formulation of acetaminophen for intramuscular injection, was approved by the FDA for the reduction of fever in adults in March 1986, although it was subsequently withdrawn from the market by McNeil Pharmaceutical in July 1986.

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

We or our licensors may also be notified of alleged infringement and be sued for infringement of third-party patents or other proprietary rights. Our licensors are not obligated to defend or assist in our defense against third-party claims of infringement. We have limited, if any, control over the amount or timing of resources, if any, that our licensors devote on our behalf or the priority they place on defense of such third-party claims of infringement. Because of the uncertainty inherent in any patent or other litigation involving proprietary rights, we or our licensors may not be successful in defending claims of intellectual property infringement by third parties, which could have a material adverse effect on our results of operations. Regardless of the outcome of any litigation, defending the litigation may be expensive, time-consuming and distracting to management.

Because it is difficult and costly to protect our proprietary rights, we may not be able to ensure their protection.*

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection for OFIRMEV or any other products or product candidates that we may license or acquire and the methods we use to manufacture them, as well as successfully defending these patents and trade secrets against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.

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

The degree of future protection for our proprietary rights is uncertain, because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	our licensors might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

•	our licensors might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our products, product candidates or technologies;

•	it is possible that none of the pending patent applications licensed to us will result in issued patents;

•

the issued patents covering our products or product candidates may not provide a basis for commercially viable active products, may not provide us with any competitive advantages, or may be challenged by third parties;

•	we may not develop additional proprietary technologies that are patentable; or

•	patents of others may have an adverse effect on our business.

Patent applications in the U.S. are maintained in confidence for at least 18 months after their earliest effective filing date. Consequently, we cannot be certain that our licensors were the first to invent or the first to file patent applications on our products or product candidates. In the event that a third party has also filed a U.S. patent application relating to our products or product candidates or a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention in the U.S. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect our drug market.

In addition, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans, and in these countries patent protection may not be available at all to protect our products or product candidates. Even if patents are issued, we cannot guarantee that the claims of those patents will be valid and enforceable or provide us with any significant protection against competitive products, or otherwise be commercially valuable to us.

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

If our licensors or we fail to obtain or maintain patent protection or trade secret protection for OFIRMEV or any other product or product candidate we may license or acquire, third parties could use our proprietary information, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and achieve profitability.

If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in any litigation would harm our business.*

Our ability to develop, manufacture, market and sell OFIRMEV or any other products or product candidates that we may license or acquire depends upon our ability to avoid infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the general fields of pain treatment and cover the use of numerous compounds and formulations in our targeted markets. Because of the uncertainty inherent in any patent or other litigation involving proprietary rights, we and our licensors may not be successful in defending intellectual property claims by third parties, which could have a material adverse effect on our results of operations. Regardless of the outcome of any litigation, defending the litigation may be expensive, time-consuming and distracting to management. In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that OFIRMEV may infringe. There could also be existing patents of which we are not aware that OFIRMEV may inadvertently infringe.

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

Risks Related to Our Finances and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.*

We began generating revenues from the commercialization of OFIRMEV in January 2011. Prior to that time, we focused primarily on in-licensing and developing OFIRMEV and our former product candidate, omiganan pentahydrochloride, with the goal of supporting regulatory approval for these product candidates. We have incurred losses in each year since our inception in May 2004, including net losses of $93.0 million, $56.6 million and $45.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of March 31, 2012, we had an accumulated deficit of $389.4 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and our working capital. For example, while our development expenses decreased in 2011 and 2010 due to the completion of our clinical development program for OFIRMEV, and the discontinuation of our development program for our omiganan pentahydrochloride product candidate in 2009, we incurred increased commercialization and marketing expenses since 2010 in connection with our launch of OFIRMEV. Further, since the launch of OFIRMEV, we have also incurred significant increased sales, marketing and outsourced manufacturing expenses. In addition, we are required to pay a minimum annual royalty under our license agreement for OFIRMEV and we have minimum purchase obligations under our supply agreements with our contract manufacturers for OFIRMEV. If our sales of OFIRMEV are insufficient to meet our minimum annual royalty obligations, we will be required to make larger royalty payments than would have otherwise been required based on sales of OFIRMEV alone. As a result, we expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We currently have a limited history of revenue and may never be profitable.*

Our ability to become profitable depends upon our ability to generate revenue. We began to market OFIRMEV in January 2011, and we had not generated any revenue prior to that time. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	effectively commercialize OFIRMEV;

•	manufacture commercial quantities of OFIRMEV at acceptable cost levels;

•	successfully manage our commercial organization and the supporting infrastructure required to successfully market and sell OFIRMEV; and

•	obtain regulatory approval for any other product or product candidates that we may license or acquire.

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

We were incorporated in May 2004 and have only been conducting operations with respect to OFIRMEV since March 2006. Prior to 2011, our operations were limited to organizing and staffing our company, in-licensing and conducting product development activities, including clinical trials and manufacturing development activities, and preparing to commercialize OFIRMEV. In January 2011, we launched OFIRMEV and began generating revenues. OFIRMEV is still in the early stages of commercialization, and we have not yet demonstrated an ability to successfully market and sell OFIRMEV or any other product. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully commercializing pharmaceutical products.

Our quarterly operating results may fluctuate significantly.*

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	our ability to successfully market and sell OFIRMEV;

•

our capacity to manage our commercial infrastructure and related expenses, including our sales and marketing personnel and our agreements with third parties for warehousing, distribution, cash collection and related commercial activities;

•	our execution of other collaborative, licensing or similar arrangements and the timing of payments we may make or receive under these arrangements;

•	variations in the level of expenses related to our development programs for any future product candidates;

•	costs associated with our ongoing intellectual property infringement lawsuits related to OFIRMEV, and any product liability or other litigation in which we may become involved;

•	costs associated with any product recall or investigation into quality concerns;

•	regulatory developments affecting OFIRMEV or the products or product candidates of our competitors;

•	the level of underlying hospital demand for OFIRMEV and wholesalers’ buying patterns; and

•	any determination to acquire any other product or product candidates, including the exercise of our option to acquire Incline.

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

The use of our net operating loss carryforwards and research tax credits may be limited.*

Our net operating loss carryforwards and research and development tax credits may expire and not be used. As of December 31, 2011, we had generated federal and state net operating loss carryforwards of approximately $306.5 million and $310.0 million, respectively. We also had federal and state research and development tax credit carryforwards of approximately $4.8 million and $2.8 million, respectively. Our net operating loss carryforwards will begin expiring in 2024 for federal purposes and 2014 for state purposes if we have not used them prior to that time. Our federal tax credits will begin expiring in 2024 unless previously used and our state tax credits carryforward indefinitely. Additionally, under Internal Revenue Code Sections 382 and 383, the annual use of our net operating loss carryforwards and research tax credits will be limited in the event a cumulative change in our ownership occurs within a three-year period. We expect to complete an analysis as to whether such a change of ownership has occurred in the next twelve months, and in such an event, we may be limited to the amount of net operating loss carryforwards and research tax credits that could be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. In addition, certain states have suspended the use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. Currently, California allows companies to utilize their net operating losses, however, new legislation could suspend the use of those losses in the future. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our operating results and financial condition.

Our results of operations and liquidity needs could be materially negatively affected by market fluctuations and economic downturn.

Our results of operations could be materially negatively affected by economic conditions generally, both in the U.S. and elsewhere around the world. Continuing concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a difficult residential real estate market in the U.S. have contributed to increased volatility and shifting expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, fluctuating business and consumer confidence and continued unemployment concerns, have precipitated significant economic uncertainty. Domestic and international equity markets continue to experience heightened volatility and turmoil. These events and the continuing market changes may have an adverse effect on us. In the event of continuing market turbulence, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds, if necessary, and our stock price may decline.

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

The trading prices for our common stock during the 52 weeks ending March 31, 2012 ranged from a high of $10.00 to a low of $3.41. The market price of our common stock is likely to continue to be highly volatile and may fluctuate substantially due to many factors, including:

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

As of March 31, 2012, our executive officers and directors and their affiliates together controlled approximately 30.0% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets, and might affect the prevailing market price of our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

31.1±	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2±	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32±	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS±†	XBRL Instance Document

101.SCH±†	XBRL Taxonomy Extension Schema Document

101.CAL±†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF±†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB±†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE±†	XBRL Taxonomy Extension Presentation Linkbase Document

±	Included in this Report.
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

CADENCE PHARMACEUTICALS, INC.

Dated: May 4, 2012	By:	/S/ WILLIAM R. LARUE
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