Form 10-Q
period 2012-06-30
CADENCE PHARMACEUTICALS INC
filed 2012-08-03
CIK 1333248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2012, there were 85,559,556 shares of the registrant’s Common Stock outstanding.

CADENCE PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CADENCE PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$86,987	$82,609
Investments in marketable securities	3,772	44,618
Restricted cash	450	450
Accounts receivable, net	4,968	2,703
Inventory	4,328	1,388
Prepaid expenses	1,035	1,071
Other current assets	50	90

Total current assets	101,590	132,929

Property and equipment, net	10,296	10,569
Intangible assets, net	12,761	13,433
Restricted cash	190	190
Other assets	7,027	7,039

Total assets	$131,864	$164,160

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$8,212	$3,801
Accrued liabilities	12,071	10,945
Deferred revenue	1,677	1,291
Current debt, less discount of $184 and $—, respectively	5,179	—

Total current liabilities	27,139	16,037

Long-term debt, less current portion and discount of $848 and $1,304, respectively	23,789	28,696
Other liabilities	442	117

Total liabilities	51,370	44,850

Commitments and contingencies (Note 11)

Stockholders’ equity :
Common stock, $0.0001 par value; 200,000,000 shares authorized and 85,559,556 shares issued and outstanding at June 30, 2012 and 100,000,000 shares authorized and 85,511,607 shares issued and outstanding at December 31, 2011	9	9
Additional paid-in capital	490,830	485,982
Accumulated other comprehensive income	—	2
Accumulated deficit	(410,345)	(366,683)

Total stockholders’ equity	80,494	119,310

Total liabilities and stockholders’ equity	$131,864	$164,160

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Product revenue, net	$11,075	$1,706	$19,079	$2,056
License revenue	33	5,210	33	5,210

Total revenues	11,108	6,916	19,112	7,266

Costs and expenses:
Cost of product sales	5,756	981	10,002	1,270
Amortization of patent license	336	336	672	896
Research and development	1,700	2,600	3,211	5,346
Selling, general and administrative	23,241	21,082	46,772	41,060
Other	1	(1)	1	(1)

Total costs and expenses	31,034	24,998	60,658	48,571

Loss from operations	(19,926)	(18,082)	(41,546)	(41,305)

Other (expense) income:
Interest income	27	37	63	79
Interest expense	(1,110)	(1,163)	(2,209)	(2,353)
Other expense	20	(6)	30	(7)

Total other expense, net	(1,063)	(1,132)	(2,116)	(2,281)

Net loss	$(20,989)	$(19,214)	$(43,662)	$(43,586)

Basic and diluted net loss per share(1)	$(0.25)	$(0.30)	$(0.51)	$(0.69)

Shares used to compute basic and diluted net loss per share(1)	85,553	63,428	85,536	63,307

(1)

There is a lack of comparability in the per share amounts between the periods presented as a result of the issuance of shares of common stock pursuant to a public offering in November 2011. Please see Note 4 of the Notes to Condensed Financial Statements for further discussion.

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	(20,989)	(19,214)	(43,662)	(43,586)

Other comprehensive income (loss):
Net unrealized loss on securities available for sale	(1)	1	(2)	—

Other comprehensive income loss	(1)	1	(2)	—

Comprehensive loss	$(20,990)	$(19,213)	$(43,664)	$(43,586)

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net loss	$(43,662)	$(43,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	826	822
Loss (gain) on disposal of assets	1	(1)
Inventory write-down	224	—
Stock-based compensation	4,752	4,570
Non-cash interest expense	14	35
Amortization of intangible assets	672	896
Amortization of discount on note payable	272	388
Amortization of premiums on available-for-sale securities, net of accretion of discounts	(13)	22
Changes in operating assets and liabilities:
Accounts receivable	(2,265)	(1,136)
Inventory	(3,164)	(6,241)
Prepaid expenses and other current assets	81	356
Accounts payable	4,442	2,108
Deferred revenue	386	677
Accrued liabilities and other liabilities	2,087	1,445

Net cash used in operating activities	(35,347)	(39,645)

Investing activities
Purchases of marketable securities	—	(36,826)
Maturities and sales of marketable securities	40,850	26,358
Restricted cash	—	(300)
Purchases of property and equipment	(1,222)	(1,422)
Proceeds from the sale of property and equipment	1	1

Net cash provided by (used in) investing activities	39,629	(12,189)

Financing activities
Proceeds from issuance of common stock, net	96	1,401

Net cash provided by financing activities	96	1,401

Net increase (decrease) in cash and cash equivalents	4,378	(50,433)
Cash and cash equivalents at beginning of period	82,609	112,175

Cash and cash equivalents at end of period	$86,987	$61,742

Supplemental disclosures
Property and equipment purchases in accounts payable and accrued expenses	$224	$887
Unrealized loss on investment securities	$(2)	$—
Cash paid for interest and fees	$1,465	$1,637

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	The Company

Cadence Pharmaceuticals, Inc. (the “Company”) was incorporated in the state of Delaware in May 2004. The Company is a biopharmaceutical company focused on acquiring, in-licensing, developing and commercializing proprietary products principally for use in the hospital setting. In March 2006, the Company in-licensed the exclusive U.S. and Canadian rights to OFIRMEV® (acetaminophen) injection, an intravenous formulation of acetaminophen, from Bristol-Myers Squibb Company (“BMS”). In November 2010, the Food and Drug Administration (“FDA”) approved the Company’s New Drug Application (“NDA”) for OFIRMEV for the management of mild to moderate pain, moderate to severe pain with adjunctive opioid analgesics, and the reduction of fever in adults and children two years of age and older. In January 2011, the Company commenced commercial sales of the product in the U.S.

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

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence that an arrangement exists, title has passed, collection is reasonably assured and the price is fixed or determinable. It sells OFIRMEV mostly to wholesalers who, in-turn, sell the product to hospitals and other end-user customers. Sales to wholesalers provide for selling prices that are fixed on the date of sale, although the Company offers certain discounts to group purchasing organizations and governmental programs. The wholesalers take title to the product, bear the risk of loss of ownership, and have economic substance to the inventory. Further, the Company has no significant obligations for future performance to generate pull-through sales, however it does allow wholesalers to return product that is damaged or received in error. In addition, the Company allows for product to be returned beginning six months prior to, and ending twelve months following, product expiration. As OFIRMEV is the Company’s first and only commercially available product and there is a limited amount of product return data, the Company does not believe it has sufficient sales and returns history at this time to reasonably estimate product returns from its wholesaler distribution channel. Therefore, the Company is deferring the recognition of revenue until the wholesalers sell OFIRMEV to hospitals or other end-user customers. It will continue to defer revenue recognition until the point at which it has obtained sufficient sales history to reasonably estimate returns from the wholesalers. Shipments of product that are not recognized as revenue are treated as deferred revenue until evidence exists to confirm that pull-through sales to hospitals or other end-user customers have occurred.

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

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued

(Unaudited)

Accounts Receivable

The Company extends credit to its customers in the normal course of business based upon an evaluation of the customer’s credit history, financial condition and other factors. Trade accounts receivable are recorded on gross sales to wholesalers, net of allowances for prompt payment and other discounts, chargebacks and doubtful accounts. Wholesaler distribution fees are recorded as accounts payable and accrued liabilities. Estimates of allowances for doubtful accounts are determined by evaluating individual customer circumstances, historical payment patterns, length of time past due and economic and other factors. As of June 30, 2012 and December 31, 2011, the Company had no reserves for doubtful accounts on its balance sheets. Further, during the three and six months ended June 30, 2012 and 2011, no charges were incurred to reserve or write-off past due accounts.

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

The following table summarizes the weighted average estimates the Company used in the Black-Scholes option-pricing model during the periods presented, to determine the fair value of employee and non-employee director stock options granted during each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Risk free interest rates	1.0%	1.7%	1.3%	2.2%
Expected life in years	5.8 years	5.5 years	5.9 years	6.3 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	71.6%	73.2%	70.7%	73.9%

Compensation expense for stock-based payment awards is recognized using the straight-line method. Stock-based compensation expense recognized during the period is based on the value of the portion of awards that is ultimately expected to vest. Hence, the gross expense is reduced for estimated forfeitures and adjusted for the probability of achieving performance criteria, as applicable. If awards are forfeited prior to vesting, all previous expense recognized for unvested awards is recovered during the period in which the forfeiture occurs.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of product sales	$78	$76	$187	$132
Research and development	350	613	886	1,221
Selling, general and administrative	1,453	1,607	3,679	3,217

Total stock-based compensation expense included in loss from operations	$1,881	$2,296	$4,752	$4,570

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued

(Unaudited)

Fair Value Reporting

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, restricted cash, trade receivables and payables, an option purchase right, equity securities of an unconsolidated privately-held entity, accrued liabilities and long-term debt. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash and cash equivalents, restricted cash, trade receivables and payables and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. Further, based on the borrowing rates currently available to the Company for loans with similar terms, the Company believes the fair value of long-term debt approximates its carrying value. The Company’s option purchase right and equity securities of an unconsolidated privately-held entity have been initially valued based upon the transaction price under the cost method of accounting. These assets are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The fair value of marketable securities is based upon market prices quoted on the last day of the fiscal period.

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

The following tables present further detail of the financial instruments carried at fair value on the Company’s balance sheets as of June 30, 2012 and December 31, 2011. The tables do not include assets and liabilities that are measured at historical cost or on any basis other than fair value (in thousands):

Description	Balance at June 30, 2012	Fair Value Measurements as of June 30, 2012
		Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$85,685	$85,685	$—	$—
Investments in marketable securities – short-term:
Debt instruments – Municipal debt obligations	2,772	—	2,772	—
Certificates of deposit	1,000	—	1,000	—

Assets at fair value	$89,457	$85,685	$3,772	$—

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued

(Unaudited)

Description	Balance at December 31, 2011	Fair Value Measurements as of December 31, 2011
		Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$74,389	$74,389	$—	$—
Debt instruments – Corporate debt obligations	6,346	—	6,346	—
Investments in marketable securities – short-term:
Debt instruments – Corporate debt obligations	37,394	—	37,394	—
Debt instruments – Municipal debt obligations	6,224	—	6,224	—
Certificates of deposit	1,000	—	1,000	—

Assets at fair value	$125,353	$74,389	$50,964	$—

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

There were no new accounting pronouncements issued during the three months ended June 30, 2012 that are expected to have a material impact on the Company’s financial position, operating results or disclosures.

4.	Net Loss Per Share

Net loss per share is presented as basic and diluted net loss per share. Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options, restricted stock units and warrants are considered to be common stock equivalents and are not included in the calculations of diluted net loss per share as their effect is anti-dilutive. Additionally, the unvested restricted stock units outstanding during 2011 and 2012 have been excluded from the basic net loss calculation as these units do not include dividend rights and therefore are not considered to be participating securities.

The actual net loss per share amounts for the three and six months ended June 30, 2012 and 2011 were computed based on the weighted average shares of common stock outstanding during the respective periods. The net loss per share for the three and six months ended June 30, 2012 includes the effect of the 21,800,000 common shares issued pursuant to a public offering in November 2011. There is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented as a result of the issuance of these common shares.

The following is a reconciliation of the basic and diluted shares for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Shares for basic and dilutive net loss per share:
Weighted average common shares outstanding	85,553	63,428	85,536	63,307

Denominator for basic and diluted earnings per share	85,553	63,428	85,536	63,307

At June 30, 2012 and 2011, stock options, restricted stock units, and warrants totaling 16,962,000 and 14,693,000 shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued

(Unaudited)

5.	Inventory

Inventories, stated at the lower of cost or market, consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Inventory:
Raw material	$95	$96
Finished goods	4,233	1,292

Total	$4,328	$1,388

In February 2012, the Company announced a voluntary recall of a single lot of OFIRMEV that was manufactured at Baxter Healthcare Corporation’s (“Baxter”) facility due to the presence of an unidentified visible particle in that lot during routine stability testing. The Company also placed certain finished product inventory of OFIRMEV manufactured by Baxter on indefinite hold pending the outcome of its investigation into unidentified particulate matter observed during routine product stability testing. As a result, the Company recorded charges of $5,574,000 for the fourth quarter of 2011 and $224,000 for the first quarter of 2012 to fully write-down the value of the inventory placed on hold due to uncertainty as to the amount of time that would be required to complete the investigation and whether the product would have sufficient remaining shelf life or otherwise be saleable after the investigation is completed. Further, in July 2012, the Company announced a second voluntary recall of product manufactured at Baxter’s facility due to the presence of unidentified visible particles in a limited number of vials from one lot of the product, which were detected during routine stability testing. As a result, the Company decided to destroy the product that was previously placed on hold. See “Supply Agreements” in Note 11 below for further information.

6.	Property and Equipment

Property and equipment for operations were as follows (in thousands):

	June 30, 2012	December 31, 2011
Property and equipment:
Manufacturing equipment	$6,925	$6,925
Leasehold improvements	1,637	1,610
Computer equipment and software	1,510	1,629
Furniture and fixtures	458	458
Construction-in-process	4,483	3,965

	15,013	14,587
Less accumulated depreciation	(4,717)	(4,018)

Total	$10,296	$10,569

For the three months ended June 30, 2012 and 2011, the Company incurred depreciation expense of $414,000 and $424,000, respectively. For the six months ended June 30, 2012 and 2011, the Company incurred depreciation expense of $826,000 and $822,000, respectively.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued

(Unaudited)

7.	Investments in Marketable Securities

The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

At June 30, 2012	Amortized Cost Basis	Other-than- temporary Impairments	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
Debt instruments – Municipal debt obligations	$2,772	$—	$—	$—	$2,772
Certificates of deposit	1,000	—	—	—	1,000

	$3,772	$—	$—	$—	$3,772

At December 31, 2011	Amortized Cost Basis	Other-than- temporary Impairments	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
Debt instruments – Corporate debt obligations	$37,392	$—	$3	$(1)	$37,394
Debt instruments – Municipal debt obligations	6,224	—	—	—	6,224
Certificates of deposit	1,000	—	—	—	1,000

	$44,616	$—	$3	$(1)	$44,618

Investments by contractual maturity are as follows (in thousands):

	June 30, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Due or callable in one year or less	$3,772	$3,772	$44,616	$44,618
Due after one year	$—	$—	$—	$—

No gains or losses were realized on the sale of marketable securities using the specific identification method during the three and six months ended June 30, 2012 and 2011, respectively. Further, as of June 30, 2012 the Company held no investments in an unrealized loss position. As of December 31, 2011, the Company held two investments in an unrealized loss position, each of which had been in such a position for less than twelve months. During the six month ended June 30, 2012, these positions matured and no gains or losses were recognized.

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

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

In consideration of the Company’s expenditure of funds in connection with conducting due diligence on IONSYS, the Company received $500,000 of Incline Series A preferred stock, or 500,000 shares, on terms generally consistent with Incline’s other Series A preferred stock investors. The Company has valued the investment in the option, and the shares received from the due diligence, using the cost method and classified these investments as Level 3 in the fair value hierarchy. At the time of the first option payment in June 2010, the Company assigned $500,000 to the preferred stock and $3,000,000 to the option. The value of the second option payment in September 2011 was fully applied to the option, resulting in an aggregate option value of $6,500,000. Under the cost method, the fair value of the investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The Company has reviewed the value allocated from the June 2010 and September 2011 payments and is not aware of any such adverse events which would be expected to negatively influence these values at June 30, 2012. As a result, no fair value estimate has been prepared with respect to this investment as the costs associated with an independent evaluation would be excessive and the available information on which to base such an assessment is both limited and highly subjective. Therefore, there have been no reductions to the aggregate $7,000,000 carrying value of the investments, which represents the Company’s maximum loss exposure to Incline at June 30, 2012. Both assets are recorded as other long-term assets on the Company’s balance sheets at June 30, 2012 and December 31, 2011, respectively.

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

The following table details the restructuring charges for severance-related costs and termination of contractual obligations for periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Beginning restructuring liability	$46	$—	$931	$—
Severance and termination charges incurred	—	—	—	—
Severance and termination disbursements	(33)	—	(918)	—

Ending restructuring liability	$13	$—	$13	$—

The balance of the restructuring liability at June 30, 2012 is anticipated to be fully distributed in 2012.

10.	Loan and Security Agreement

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

Pursuant to the terms of the Second Amended Agreement, the Company will make interest only payments through December 2012, and in January 2013, will begin to make equal monthly payments of principal and interest to fully amortize

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued

(Unaudited)

the balance over the remaining 30-month term. The Company issued warrants to purchase 158,311 shares of the Company’s common stock to the Lenders in connection with the Second Amended Agreement at an exercise price $3.79 per share. The warrants were immediately exercisable, and excluding certain mergers or acquisitions, will expire on the seven-year anniversary of the date of issuance. The Company determined the relative fair value of these warrants, as detailed below, and has classified the warrants as equity, recognizing the cost as a discount on the loan issuance. The credit facility contains customary default and acceleration provisions and is secured by the Company’s assets, excluding intellectual property. The Company was required to make a negative pledge of its intellectual property, which generally prohibits the Company from granting liens on its intellectual property. Under the terms of the Second Amended Agreement, the Company may be precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and is subject to certain non-financial covenants and prepayment penalties. Upon the occurrence of an event of default, including a Material Adverse Change (as defined in the Second Amended Agreement), the Lenders may declare all outstanding amounts due and payable under the Second Amended Agreement. As of June 30, 2012, the Company believed it was in compliance will all covenants under the Second Amended Agreement.

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

Warrants

In connection with the establishment of the Company’s $15,000,000 credit facility with the Lenders in 2007, the Company issued six fully exercisable warrants to the Lenders to purchase an aggregate of 50,331 shares of the Company’s common stock at an exercise price of $12.67 per share, expiring November 30, 2014. The Company determined the fair value of these warrants to be $474,000 under the Black-Scholes valuation model using the following assumptions: risk-free interest rate of 3.64%; dividend yield of 0.0%; expected volatility of 70.0%; and a contractual term of seven years. As of June 30, 2012, all of these warrants were outstanding.

In connection with the Restated Agreement, the Company issued three fully exercisable warrants to the Lenders in June 2010 to purchase an aggregate of 254,793 shares of the Company’s common stock at an exercise price of $7.0645 per share, expiring June 18, 2017. The Company classified the warrants as equity and determined their relative fair value to be $1,237,000, using the Black-Scholes valuation model. The value of the warrants was recorded as a discount to the loan and is currently being amortized to interest expense over the term of the Second Amended Agreement pursuant to the loan modification. The warrants were valued using the following assumptions: risk-free interest rate of 2.7%; dividend yield of 0.0%; expected volatility of 76.5%; and a contractual term of seven years. As of June 30, 2012, all warrants related to the Restated Agreement were outstanding.

In connection with the Second Amended Agreement, the Company issued four exercisable warrants to the Lenders in December 2011 to purchase an aggregate of 158,311 shares of the Company’s common stock at an exercise price of $3.79 per share, expiring December 22, 2018. The Company classified the warrants as equity and determined their relative fair value to be $390,000, using the Black-Scholes valuation model. The value of the warrants was recorded as a discount to the note payable, and will be amortized to interest expense over the expected term of the Second Amended Agreement. The warrants were valued using the following assumptions: risk-free interest rate of 1.4%; dividend yield of 0.0%; expected volatility of 72.4%; and a contractual term of seven years. As of June 30, 2012, all warrants related to the Second Amended Agreement were outstanding.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued

(Unaudited)

11.	Commitments and Contingencies

Leases

In May 2006, the Company entered into a six-year operating lease for office space. In December 2011, the Company amended the lease to reduce the monthly rent charge, extend the lease term and terminate a portion of the leased space. Pursuant to the terms of the amended agreement, the basic monthly per square foot fee was reduced commencing in April 2012 and the Company will return a portion of the leased space in September 2012. The lease will expire in December 2013 with no option to extend the term.

As security for the initial lease, a letter of credit in the initial amount of $1,581,000 was required by the landlord. The letter of credit is collateralized by a certificate of deposit in the same amount that is classified as restricted cash in the Company’s balance sheet. The required amount subject to the letter of credit and corresponding certificate of deposit was eligible to be reduced by 22% on each of the first four anniversaries of the commencement of the lease and as of December 31, 2011, the letter of credit had been reduced by $1,391,000 in accordance with the agreement and the related restricted cash had been adjusted by a like amount. The value of the letter of credit and corresponding certificate of deposit, classified as restricted cash on the Company’s balance sheet at June 30, 2012 and December 31, 2011, was $190,000.

Rent expense for operating leases is recorded on a straight-line basis over the life of the lease term. If a lease has a fixed and determinable escalation clause, the difference between the rent expense and rent paid is recorded as deferred rent. Rent expense for the three months ended June 30, 2012 and 2011 was $236,000 and $215,000, respectively. Rent expense under the Company’s lease agreement for the six months ended June 30, 2012 and 2011 was $473,000 and $428,000, respectively.

Corporate Credit Card

In 2009, the Company entered into a pledge agreement pursuant to the establishment of a corporate credit card program whereby the Company pledged $150,000 in a certificate of deposit as collateral. During 2011, the Company increased its pledged amount by $300,000 related to an increase in its credit limit. These funds are therefore classified as restricted cash on the Company’s balance sheet at June 30, 2012 and December 31, 2011, respectively.

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

In January 2011, the Company amended and restated the Supply Agreement (the “Amended Supply Agreement”) in connection with a plan to expand the manufacturing capacity for OFIRMEV at Baxter. Under this agreement, the Company will pay Baxter a per unit purchase price based on the amount of finished OFIRMEV drug product produced, which price will be increased annually, and may be adjusted to reflect an increase or decrease, as the case may be, in the cost of material required to manufacture OFIRMEV, subject to specified limitations. The Company is obligated to purchase a minimum number of units of OFIRMEV each year or pay Baxter an amount equal to the purchase price multiplied by the shortfall in units. In addition, Baxter will be the Company’s primary supplier of OFIRMEV up to a specified number of units in each year, subject to Baxter’s ability to timely supply the specified volumes required by the Company. However, if Baxter fails or declines to supply a sufficient quantity of OFIRMEV in accordance with the Company’s purchase orders during a specified period of time, then the Company may purchase that quantity of OFIRMEV from third party suppliers and such quantity will be deducted from the quantity of OFIRMEV that the Company otherwise would have been required to purchase from Baxter. The Company is also obligated to reimburse Baxter for all reasonable costs directly related to work performed by Baxter in support of any change in the active pharmaceutical ingredient (“API”) source or API manufacturing process.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued

(Unaudited)

In February 2012, the Company announced a voluntary recall of a single lot of OFIRMEV that was manufactured at Baxter’s facility due to the presence of an unidentified, visible particle in that lot during routine stability testing. The Company also placed certain finished product inventory of OFIRMEV manufactured by Baxter on indefinite hold pending the outcome of the Company’s investigation into unidentified particulate matter observed during routine product stability testing and decided to temporarily suspend further production by Baxter until the investigation has been completed and any necessary corrective and preventative actions have been implemented.

Further, in July 2012, the Company announced a second voluntary recall of the remaining 41 unexpired lots of OFIRMEV manufactured at Baxter’s facility due to the presence of unidentified, visible particles in a limited number of vials from one lot of the product, which were detected during routine stability testing. Although the Company received no adverse event reports associated with the particulate matter, and no product complaints involving similar particulate matter have been received, the Company decided to recall all remaining lots of OFIRMEV manufactured by Baxter as a precautionary measure. The 41 recalled lots, which were manufactured between January and March 2011, expire between July and September 2012, and the Company believes that, at the time of the recall, fewer than 10,000 vials of this product remained on the market.

The investigation into the particulate matter has not been completed and, as of June 30, 2012, the Company had recorded charges of $5,574,000 for the fourth quarter of 2011 and $224,000 for the first quarter of 2012 to fully write-down the value of the inventory placed on hold due to uncertainty as to the amount of time that would be required to complete the investigation and whether the product would have sufficient remaining shelf life or otherwise be saleable after the investigation is completed. As a result of the second recall, the Company decided to destroy the product that was previously placed on hold. The suspension of manufacturing of the product by Baxter remains in effect pending an investigation to determine the root cause of the particulate matter.

In addition, until the investigation into the particulate matter has been completed, the Company has suspended its negotiations with Baxter regarding the plan to expand Baxter’s manufacturing capacity for OFIRMEV. As a result, the Company cannot reasonably estimate the cost of any such expansion at this time. However, under the Amended Supply Agreement, the Company would be required to fund all capital equipment and facility improvements included in the plan.

For the year ended December 31, 2011, the Company had reimbursed Baxter approximately $262,000 for facility improvements pursuant to the Amended Supply Agreement, including $160,000 during the three and six months ended June 30, 2011. No reimbursements under the agreement were made during the three and six months ended June 30, 2012.

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

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued

(Unaudited)

Lawrence Laboratories (BMS)

In December 2010, the Company entered into a supplemental Supply Agreement (the “Supplemental Agreement”) with Lawrence Laboratories (“Lawrence”), an indirectly wholly-owned subsidiary of BMS, for the manufacture of commercial supplies of the finished drug product for OFIRMEV. Bristol-Myers Squibb Srl (“BMS Anagni”), an indirect subsidiary of BMS, manufactures the product on behalf of Lawrence. BMS Anagni has manufactured the product for more than ten years for sale and distribution by BMS and its affiliates in a number of countries outside of the U.S. and Canada. BMS Anagni is presently acting as the Company’s sole supplier of OFIRMEV until the investigation into the particulate matter observed in product manufactured at Baxter’s facility has been completed and any necessary corrective and preventative actions have been implemented.

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

The Supplemental Agreement has an initial term that ends in March 2014, unless the Supplemental Agreement is terminated sooner: (1) by mutual agreement of the parties, (2) by either party for convenience following eighteen months’ prior written notice of termination to the other party, (3) upon the termination of the Company’s license agreement for the product with BMS, or (4) upon the dissolution or termination of the Company, other than in connection with or following the assignment of the Supplemental Agreement. In addition, either party may terminate the Supplemental Agreement: (a) within 60 days after written notice in the event of a material uncured breach of the Supplemental Agreement by the other party, or (b) immediately, if the other party becomes insolvent or admits in writing its inability to pay its debts as they become due, files a petition for bankruptcy, makes an assignment for the benefit of its creditors or has a receiver or other court officer appointed for its properties or assets.

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

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

In accordance with multiple-element arrangement guidance, the Company determined both the data license and consulting service deliverables were separate units of accounting, each having value on a standalone basis. The Company estimated the fair value of the data license based upon similar proposals from third parties and internal costs incurred in developing the data and obtaining similar rights. The value of the consulting services was based on contracts the Company had engaged with third parties for similar services. The Company allocated the value of the payment received on a relative fair value basis and will recognize the consideration allocated to the data license upon delivery and the consideration allocated to the consulting services as such services are rendered. There is no right of return or similar refund provisions in the data license agreement. During 2011, the Company transferred the data and related information to Terumo and provided a portion of the consulting hours and in April 2011, the Company recognized $5,210,000 of licensing revenue pursuant to the agreement for the data transfer and consulting hours provided. During the three and six months ended June 30, 2012, the Company recognized an additional $33,000 of licensing revenue for consulting hours rendered by the Company during the periods. The remaining balance of payment of $86,000 reflects the value of the outstanding consulting hours the Company is obligated to provide under the terms of the contract through November 2012. The Company has recorded the balance of the payment as deferred revenue on the Company’s balance sheet at June 30, 2012 and December 31, 2011, and will recognize the balance as revenue as the consulting services are rendered or the contract term expires. Any milestones or royalties received from potential sales of the product candidate will be recognized as revenue in the period earned.

Legal Matters

In August 2011, the Company and Pharmatop filed suit in the United States District Court for the District of Delaware against Paddock Laboratories, Inc., Perrigo Company and Paddock Laboratories, LLC (collectively, “Paddock”) and against Exela Pharma Sciences, LLC, Exela PharmaSci, Inc. and Exela Holdings, Inc. (collectively, “Exela”). The lawsuit follows the notices that the Company received in July 2011 from each of Paddock and Exela concerning their filings of Abbreviated New Drug Applications, or ANDAs, containing a “Paragraph IV” patent certification with the FDA for a generic version of OFIRMEV. In the lawsuit the Company alleges that Paddock and Exela have each infringed U.S. Patent Nos. 6,028,222 (the “‘222 patent”), and 6,992,218 (the “‘218 patent”), by filing their respective ANDAs seeking approval from the FDA to market a generic version of OFIRMEV prior to the expiration of these patents. The ‘222 and the ‘218 patents are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). The patent infringement lawsuit was filed within 45 days of receipt of the pertinent notice letters, thereby triggering a stay of FDA approval of the Paddock ANDA and the Exela ANDA until the earlier of the expiration of a 30-month period, the expiration of the ‘222 and ‘218 patents, the entry of a settlement order or consent decree stating that the ‘222 and ‘218 patents are invalid or not infringed, a decision in the case concerning infringement or validity that is favorable to Paddock or Exela, or such shorter or longer period as the Court may order. Each of Paddock and Exela has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, and has also filed counterclaims. A date for the bench trial in this case has been tentatively scheduled for May 2013. In addition, in May 2012, Exela informed the Court that it filed suit in the United States District Court for the Eastern District of Virginia against the United States Patent and Trademark Office, or USPTO, for declaratory judgment seeking a reversal of the decision by the USPTO refusing to act on a petition by Exela to vacate the USPTO’s April 2003 order reviving the international application for the ‘218 patent. The lawsuit followed the USPTO’s rejection of Exela’s petition to the USPTO filed in November 2011, which sought to vacate the April 23, 2003 order granting Pharmatop’s petition to revive the ‘218 patent. The USPTO determined that Exela lacks standing to seek such relief. Exela also seeks declaratory judgment that the USPTO’s rules and regulations that allow for revival of abandoned, international patent applications under the “intentional” standard are invalid, and similar relief in connection with one or more counterclaims it has filed in the Delaware litigation. The USPTO has moved to dismiss Exela’s lawsuit, however, decision by the Court in favor of Exela could result in the invalidation of the ‘218 patent.

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

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued

(Unaudited)

12.	Stockholder’s Equity

Authorized Shares

In June 2012, following approval by the Company’s stockholders, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, which increased the number of authorized shares of common stock of the Company from 100,000,000 to 200,000,000.

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

Private Placement

In February 2009, the Company issued 12,039,794 shares of its common stock at a purchase price of $7.13 per share pursuant to a private placement. In addition to the shares of the Company’s common stock, warrants to purchase up to 6,019,897 additional shares of the Company’s common stock were also issued as part of the transaction at a price of $0.125 per warrant. Each warrant is immediately exercisable and has a five-year term. The warrants may be exercised through either cash or net exercise for one share of common stock at a price of $7.84 and have been accounted for as permanent equity. As of June 30, 2012, all warrants related to the private placement were outstanding.

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

Shipments to wholesalers representing approximately 10% or more of total product revenue for the periods presented were as follows (as a percentage of total gross product revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cardinal Health, Inc.	34%	40%	34%	36%
AmerisourceBergen Corporation	32%	39%	32%	33%
McKesson Corporation	26%	11%	26%	22%

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – Continued

(Unaudited)

14.	Income Taxes

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 2004 and forward are subject to examination by the Federal and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest and/or penalties related to income tax matters in the Company’s balance sheets at June 30, 2012 and December 31, 2011, and has recognized no interest and/or penalties in the Company’s statement of operations for the three and six months ended June 30, 2012 and 2011. Further, as of June 30, 2012, the Company had not recorded any unrecognized tax benefits.

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

In executing our business strategy, we have incurred significant net losses since our inception and have financed our operations primarily through the sale of equity securities in both public and private offerings. Most recently, we sold 21.8 million shares of common stock in a public offering in November 2011 and received aggregate net proceeds of approximately $77.3 million (after underwriting discounts and offering costs). From inception through June 30, 2012, we have received net proceeds of approximately $443.7 million from the sale of our preferred stock, common stock and warrants to purchase common stock. Additionally, we have entered into multiple loan and security agreements with Oxford Finance LLC, Silicon Valley Bank and General Electric Capital Corporation to provide us with growth capital. As of June 30, 2012, the principal balance outstanding on our current facility with this loan syndicate was $30.0 million.

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

Revenue

Our primary source of revenue is from the sale of OFIRMEV to hospitals and other end-user customers. Additionally, we have licensed certain data, and are providing on-going consulting support, to Terumo Corporation, or Terumo, for their use in seeking regulatory approval and commercializing the same intravenous formulation of acetaminophen in Japan. Further detail of these sources of revenue is provided below:

Product Revenue

In January 2011, we commercially launched OFIRMEV and began shipping product to independent wholesalers who sell OFIRMEV to hospitals and other end-user customers. Our initial focus for revenue growth was to promote rapid hospital formulary adoption of the product and as of June 30, 2012, we had received formulary acceptance at over 1,800 institutions. During the second half of 2011, our sales force placed additional focus on generating pull-through hospital sales of OFIRMEV. We continue to actively promote the product and in the first half of 2012, our sales force implemented a variety of marketing programs to inform customers about OFIRMEV. As a result of these strategies, nearly 3,200 unique accounts had ordered OFIRMEV as of June 30, 2012, which represents increases of approximately 17% from March 31, 2012, and 40% from December 31, 2011.

In addition to the increase in our customer base, we have also experienced increases in the frequency with which our customers place orders, as well as the average order size. Specifically, the average frequency with which our customers placed orders was approximately 10% higher for the second quarter of 2012 than the fourth quarter of 2011. Further, the average size of our customer orders for the second quarter of 2012 was over 20% higher than the fourth quarter of 2011. As a result, our net product revenue was $11.1 million for the quarter ended June 30, 2012, which represents increases of 38% from the quarter ended March 31, 2012, and 88% from the quarter ended December 31, 2011.

License Revenue

In November 2010 we entered into a data license agreement with Terumo and SCR Pharmatop S.A., or Pharmatop. As part of the data license agreement, we provided to Terumo certain data and information resulting from our clinical development program for OFIRMEV for Terumo’s use in seeking regulatory approval for and commercializing the same intravenous formulation of acetaminophen in Japan. Further, we are obligated to provide to Terumo, without charge, up to 500 hours of technical assistance and consulting services in relation to the licensed technical information, data and know-how in order to assist Terumo in seeking regulatory approval and manufacturing capacity for the product. In April 2011, we received an upfront payment of $5.3 million under the terms of the data license agreement and during the three and six months ended June 30, 2011, we recognized $5.2 million of the payment as revenue for data provided and consulting hours incurred. During the three and six months ended June 30, 2012, less than $0.1 million of revenue was recognized for additional consulting hours we provided to Terumo. The remaining payment balance of $0.1 million reflects the value of the outstanding consulting hours we are obligated to provide under the terms of the contract through November 2012.

If Terumo is successful in its efforts to obtain regulatory approval for and commercialize the product in Japan, we may be entitled to an additional lump-sum payment upon the first commercial sale of the product and royalty payments upon any commercial sales of the product in Japan.

Cost of Sales

Our cost of sales consists primarily of our third-party manufacturing costs, internal manufacturing overhead, indirect and personnel overhead costs, freight, excess or obsolete inventory adjustment charges and the cost of purchasing the active pharmaceutical ingredient for OFIRMEV, acetaminophen. Further, cost of sales includes the royalties due under our license agreement with BMS, which range from the mid-teens to the mid-twenties, depending on the aggregate amount of net sales we record per contract year. The cost of sales we report for the quarterly and annual periods are primarily driven by sales volume, however, they are also impacted by production volumes of our product, manufacturing efficiencies during the production of our product, price variances of our manufacturing input costs and any inventory adjustment charges we may record.

The finished product, OFIRMEV, may be supplied to us by two third-party manufacturers, Baxter Healthcare Corporation, or Baxter, and Bristol-Myers Squibb Srl, or BMS Anagni. In February 2012, we temporarily suspended production of OFIRMEV by Baxter due to our investigation into unidentified particulate matter observed during routine product stability testing. Production at Baxter remained suspended through June 30, 2012, and we are uncertain when Baxter will be able to resume production. We continue to incur certain manufacturing costs related to Baxter during this suspension, which are included in cost of sales for the three and six months ended June 30, 2012. We also placed certain inventory produced by Baxter on indefinite hold in February 2012, and we decided to destroy that product inventory in July 2012 as a result of a second voluntary recall of product manufactured by Baxter. The suspension of manufacturing of the product by Baxter remains in effect pending our investigation to determine the root cause of the particulate matter. We have transitioned our supply of OFIRMEV to BMS Anagni, which is presently acting as our sole supplier for the product. As a result of this transition, and in an effort to minimize any potential short-term supply disruption, we incurred expedited freight costs on certain shipments of OFIRMEV, which are included in cost of sales for the three and six months ended June 30, 2012. These expedited freight costs have mostly been recognized through the sale of the related inventory and we do not anticipate further impact from these shipments on our costs of sales in future periods. We will continue to recognize the manufacturing costs from Baxter as period expenses until the investigation is complete and manufacturing is resumed by this supplier. Additionally, no supply shortages are anticipated as a result of suspending production at Baxter as we continue to distribute product from BMS Anagni.

License Fees and Patent Amortization

As a result of the FDA’s approval of OFIRMEV, we paid a $15.0 million license fee in the fourth quarter of 2010 pursuant to the term of our license agreement with BMS. This payment was capitalized on our balance sheets as an intangible asset and we are amortizing the balance on a straight-line basis, based upon the estimated life of the underlying patent assets. We may be required to make two additional milestone payments totaling up to $25.0 million based upon the achievement of certain levels of net sales of OFIRMEV, which will be recognized as license fees in the period they are incurred, as appropriate. However, as these payments are dependent upon future levels of net sales, we are unable to estimate with any certainty the timing of when these charges may be incurred.

Research and Development Expenses

Our research and development expenses consist of salaries and related employee benefits for our research and development team, manufacturing development activities, costs associated with clinical trials, and costs associated with non-clinical activities, such as expenses related to regulatory submissions. Our research and development expenses in 2011 were significantly lower than in 2010 because fewer resources were being utilized by the program since we received approval for OFIRMEV in November 2010. For example, in November 2011, we implemented a restructuring of our workforce to focus our resources on the commercialization of OFIRMEV and reduce program costs that were not directly related to such efforts. This action resulted in a reduction in force of twelve employees in research and development. However, we expect to continue to incur research and development expenses related to OFIRMEV in 2012, specifically related to an FDA required post-approval clinical trial for OFIRMEV in pediatric patients under two years of age. We expect to begin enrollment in this study in the third quarter of 2012. However, it is difficult to anticipate the scope and magnitude of our future research and development expenses related to this trial and we may conduct additional clinical studies to expand the indications for OFIRMEV. Moreover, any product candidates we may in-license or acquire in the future may require significant research and development resources. Therefore, we are unable to estimate with any certainty the costs we will incur in completing our development efforts for OFIRMEV or any other product candidate we might acquire or in-license.

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

Our selling, general and administrative costs increased significantly following the approval of OFIRMEV in November 2010 as we hired our sales force and related personnel to support the commercial efforts for OFIRMEV and we continue to incur these costs. Further, we have incurred additional legal costs in 2012 related to our patent infringement litigation and we will continue to incur these costs as we enforce our intellectual property rights. Therefore, we expect to continue to incur significant selling, general and administrative expenses as we continue to execute our marketing and sales strategies for OFIRMEV, enforce our intellectual property rights and operate our business.

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

As of December 31, 2011, we had federal and state net operating loss carryforwards of approximately $306.5 million and $310.0 million, respectively. If not utilized, the net operating loss carryforwards will begin expiring in 2024 for federal purposes and 2014 for state purposes. Additionally, we had both federal and state research and development tax credit carryforwards of approximately $4.8 million and $2.8 million, respectively. The federal tax credits will begin expiring in 2024 unless previously utilized and the state tax credits carryforward indefinitely. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards and development tax credit carryforwards that could be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the utilization of the net operating losses and tax credits before they expire. We have not completed a Section 382/383 study to determine the impact ownership changes have had on our carryforwards, but expect to complete the analysis within the next twelve months. When the Section 382/383 study is completed, we may be required to change the unrecognized tax benefits recorded in our financial statements. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recognized any federal or state income tax benefit in our statement of operations and, due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

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

Our wholesaler agreements provide selling prices that are fixed on the date of sale, although we offer certain discounts to group purchasing organizations and governmental programs. The wholesalers take title to the product, bear the risk of loss of ownership and have economic substance to the inventory. Further, we have no significant obligations for future performance to generate pull-through sales, however we do allow our wholesalers to return product that is damaged or received in error. Additionally, we allow for product to be returned beginning six months prior to, and ending twelve months following, product expiration. As OFIRMEV is our first and only commercially available product and we have a limited amount of product return data, we do not believe we currently have sufficient history to reasonably estimate product returns from our wholesaler distribution channel. Therefore, we are deferring the recognition of revenue until the wholesalers sell OFIRMEV to hospitals or other end-user customers. We will continue to defer recognition until the point at which we have obtained sufficient sales history to reasonably estimate returns from the wholesalers, which to date have been minimal. Shipments of product that are not recognized as revenue are treated as deferred revenue until evidence exists to confirm that pull-through sales to hospitals or other end-user customers have occurred.

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

Revenue from our data license agreement with Terumo is recognized upon delivery of the goods and services provided, based upon the consideration allocated to each deliverable. We allocated the consideration to each deliverable based upon our review of the agreement pursuant to multiple-element arrangement guidance. We determined both the data license and consulting service deliverables were separate units of accounting, each having value on a standalone basis, and estimated the fair value of each item. The value of the data license was based upon similar proposals from third parties and internal costs we incurred in developing the data and obtaining similar rights. The value of the consulting services was based on contracts we had engaged with third parties for similar services. These values were consolidated and adjusted based upon the relative fair value of the consideration received pursuant to the agreement and there is no right of return or similar refund provisions in the data license agreement. Consideration allocated to the data license was recognized as revenue upon delivery of the data during the three months ended June 30, 2011. Consideration allocated to the consulting services is being recognized as revenue as such services are rendered.

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

In February 2012, we placed certain inventory produced by Baxter on indefinite hold and temporarily suspended production of OFIRMEV by Baxter pending the outcome of an investigation into unidentified particulate matter observed during routine product stability testing. We recorded charges of $5.6 million for the fourth quarter of 2011 and $0.2 million for the first quarter of 2012 in cost of sales to fully write-down the value of this inventory. In July 2012, we decided to destroy this product as a result of a second voluntary recall of product manufactured by Baxter. The suspension of manufacturing of the product by Baxter remains in effect pending our investigation to determine the root cause of the particulate matter. We have transitioned the supply of OFIRMEV to BMS Anagni, which is presently acting as our sole supplier for the product. No supply shortages are anticipated as a result of suspending production at Baxter as we continue to distribute product from BMS Anagni.

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

Long-Lived Assets

A substantial portion of our capital assets are associated with our manufacturing equipment at Baxter Healthcare Corporation, or Baxter, our initial third-party manufacturer. In building these assets and creating additional capacity, we have entered into agreements whereby we fund specified improvements to the facilities and the construction of the manufacturing equipment to be used for the production of OFIRMEV. During the build-out of the facility and construction of our equipment, we accrue for costs incurred based on factors such as estimates of work performed, milestones achieved and experience with similar contracts. As actual costs become known, we adjust our accruals accordingly.

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

In February 2012, we temporarily suspended production of OFIRMEV by Baxter due to our investigation into unidentified particulate matter in the product, which was observed during routine product stability testing. Production by Baxter remained suspended through June 30, 2012 and we are uncertain when Baxter will be able to resume production. However, we do not believe the carrying value of our manufacturing assets at this supplier has been impaired at this time.

Results of Operations

Three-Month Periods Ended June 30, 2012 and 2011

Revenue

During the three months ended June 30, 2012, we recognized $11.1 million of revenue from the sale of OFIRMEV to hospitals and other end-users, an increase of $9.4 million from the $1.7 million recognized during the three months ended June 30, 2011. This increase is primarily due to growth in our customer base since the launch of OFIRMEV in January 2011 and an increase in the utilization of the product by these customers.

During the three months ended June 30, 2011, we also recognized $5.2 million of revenue related to our data license agreement with Terumo, for which data was provided and consulting hours were incurred pursuant to the terms of the agreement. During the three months ended June 30, 2012, less than $0.1 million of revenue related to this agreement was recognized.

Cost and Expenses

Cost of Sales. Our cost of sales for the three months ended June 30, 2012 was $5.8 million, or 52% of net product revenue, as compared to $1.0 million, or 58% of net product revenue, for the comparable period in 2011. The increase in the total cost of sales for the three months ended June 30, 2012 is primarily due to our increased sales during the current period as compared to the 2011 period. As a percentage of net product revenue, however, our costs of sales were lower during the 2012 period as we realized economies of scale on increased sales volume. These efficiencies were partially offset by higher freight costs and unabsorbed manufacturing costs realized during the three months ended June 30, 2012. The expedited freight costs and unabsorbed manufacturing costs realized during the three months ended June 30, 2012 represented approximately 20% of our cost of sales for the period.

Research and Development Expenses. Research and development expenses decreased $0.9 million for the three months ended June 30, 2012, to $1.7 million, from $2.6 million for the three months ended June 30, 2011. This decrease was primarily due to a reduction in labor related costs as a result of a reduction in force implemented in the fourth quarter of 2011. This reduction in force mostly impacted our research and development group as we reallocated our resources to focus on the commercialization of OFIRMEV and reduce program costs that were not directly related to such efforts. We expect to begin enrollment in the third quarter of 2012 for our FDA required post-approval clinical trial for OFIRMEV in pediatric patients under two years of age.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.1 million, to $23.2 million, for the three months ended June 30, 2012, compared to $21.1 million for the comparable period in 2011. This increase was mostly attributable to legal expenses incurred related to our patent infringement litigation and higher commissions expense in 2012 for our hospital sales force as a result of our increased revenue during the three months ended June 30, 2012. Additionally, we front-loaded the timing of many of our annual marketing programs for 2012 to the first-half of the year resulting in a higher comparable expense for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Six-Month Periods Ended June 30, 2012 and 2011

Revenue

During the six months ended June 30, 2012, we recognized $19.1 million of net product revenue from the sale of OFIRMEV to hospitals and other end-users, an increase of $17.0 million from the $2.1 million recognized during the six months ended June 30, 2011. We launched OFIRMEV in January 2011, and our initial focus for revenue growth was to promote rapid hospital formulary adoption of the product. During the second half of 2011, our sales force placed additional focus on generating pull-through hospital sales of OFIRMEV. We continue to actively promote the product and in the first half of 2012, our sales force implemented a variety of marketing programs to inform customers about OFIRMEV. As a result of these strategies, as of June 30, 2012, OFIRMEV had been placed on formulary at over 1,800 institutions and nearly 3,200 unique accounts had ordered OFIRMEV.

During the six months ended June 30, 2011, we also recognized $5.2 million of revenue related to our data license agreement with Terumo, for which data was provided and consulting hours were incurred pursuant to the terms of the agreement. During the six months ended June 30, 2012, less than $0.1 million of revenue related to this agreement was recognized for additional consulting hours rendered during the period.

Cost and Expenses

Cost of Sales. Our cost of sales for the six months ended June 30, 2012 was $10.0 million, or 52% of net product revenue, as compared to $1.3 million, or 62% of net product revenue, for the comparable period in 2011. The increase in the total cost of sales for the six months ended June 30, 2012 is primarily due to the increased sales during the current period as compared to the 2011 period. As a percentage of net product revenue, however, our costs of sales were lower during the 2012 period as we realized economies of scale on increased sales volume. These efficiencies were partially offset by higher freight costs, unabsorbed manufacturing costs and an inventory write-down incurred during the six months ended June 30, 2012. These excess costs were mostly related to our suspension of production by Baxter in connection with an ongoing investigation into the cause of unidentified particulate matter observed in the product during routine product stability testing. More specifically, as a result of this investigation, we placed certain inventory produced by Baxter on indefinite hold and fully wrote-down the value of that inventory. We also incurred expedited freight costs on certain shipments of OFIRMEV from BMS Anagni in order to meet demand for OFIRMEV following the temporary suspension of manufacturing at Baxter’s facility, and we continue to incur certain fixed manufacturing costs at the Baxter manufacturing site.

Research and Development Expenses. Research and development expenses decreased $2.1 million for the six months ended June 30, 2012, to $3.2 million, from $5.3 million for the six months ended June 30, 2011. This decrease was primarily due to a reduction in labor related costs as a result of a reduction in force implemented in the fourth quarter of 2011. This reduction in force mostly impacted our research and development group as we reallocated our resources to focus on the commercialization of OFIRMEV and reduce program costs that were not directly related to such efforts.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.7 million, to $46.8 million, for the six months ended June 30, 2012, compared to $41.1 million for the comparable period in 2011. This increase was mostly attributable to higher commissions expense for our hospital sales force in 2012 as a result of our increased revenue during the six months ended June 30, 2012 as compared to the 2011 period, combined with higher legal expenses incurred related to our patent infringement litigation. Additionally, we front-loaded the timing of many of our annual marketing programs for 2012 to the first-half of the year resulting in a higher comparable expense for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Liquidity and Capital Resources

As a biopharmaceutical company focused on acquiring, in-licensing, developing and commercializing proprietary products principally for use in the hospital setting, we enter into agreements to acquire the rights to develop and commercialize product candidates. These agreements and related development programs consume significant resources and may not result in a commercial product to generate revenue. For example, we obtained the exclusive patent rights and know-how for OFIRMEV, which is currently our only product, for the U.S. and Canada pursuant to our license agreement with BMS. Under this agreement, we have paid a total of $40.0 million in up-front fees and milestone payments, and we may be required to make two future milestone payments totaling up to $25.0 million upon the achievement of certain levels of net sales of the product. We are also obligated to pay royalties on any net sales of OFIRMEV, and are subject to annual minimum royalty obligations. Further, in the second quarter of 2010 we entered into an option agreement pursuant to which we obtained an option to acquire Incline. As consideration for this option, we have paid a total of $7.0 million to Incline. Our agreement with Incline is currently in the second of two option periods, during which we may acquire Incline for an amount not to exceed $228.0 million, plus payment of an additional amount not to exceed $57.0 million upon FDA approval of IONSYS.

In developing products we acquire or in-license, we may incur substantial capital resource outlays which we may not recover quickly, or at all. For example, we have incurred over $43.7 million in research and development costs through June 30, 2012 specific to the OFIRMEV development program. Our total investment in the OFIRMEV program is significantly more as these costs exclude a substantial portion of our internal costs, such as salaries and related personnel costs, which are not tracked on a project basis. In January 2011, we commenced sales of OFIRMEV and as of June 30, 2012, have realized over $30.0 million in total net revenue from OFIRMEV. In July 2012, we filed a New Drug Submission for OFIRMEV with Health Canada and we are currently evaluating the commercial prospects and partnering opportunities for the product in Canada. We continue to operate at a loss and will remain in a loss position until we can generate a sufficient amount of revenue from sales of OFIRMEV to cover our costs, if ever.

We have incurred significant net losses since our inception and, as of June 30, 2012, we had accumulated a deficit of $410.3 million. A significant portion of these costs have been incurred in connection with research and development activities, including license fees, costs of clinical trial activities associated with our product candidates, our commercial operations and infrastructure, manufacturing development activities and general and administrative expenses. We have continued to incur operating losses in connection with our commercial launch of OFIRMEV, including the marketing and sales efforts for the product. Further, we could incur additional expenses, which may be significant, if we acquire or in-license additional products, technologies or businesses that are complementary to our own.

Since inception, our operations have been financed primarily through the sale of equity securities, in both public and private offerings. From our inception through June 30, 2012, we have received net proceeds of approximately $443.7 million from the sale of our preferred stock, common stock and warrants to purchase common stock. Through June 30, 2012, the sales of shares of our preferred stock, common stock and warrants were as follows:

•

from July 2004 to June 2012 (excluding our initial public offering, our February 2008 registered direct offering, our February 2009 private placement and our 2010 and 2011 public offerings), we issued and sold a total of 3,108,771 shares of common stock to our founders, employees, directors and consultants for aggregate net proceeds of $2.7 million;

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

•

in February 2009, we raised aggregate net proceeds of approximately $86.2 million through a private placement transaction in which we issued 12,039,794 shares of common stock and warrants to purchase up to 6,019,897 additional shares of common stock at a price of $7.84, all of which remain outstanding at June 30, 2012;

•	in November and December 2010, we completed a public offering in which we issued and sold a total of 12,500,000 shares of our common stock for aggregate net proceeds of $93.6 million; and

•	in November 2011, we completed a public offering in which we issued and sold a total of 21,800,000 shares of our common stock for aggregate net proceeds of $77.3 million.

Additionally, we have obtained growth capital through loans with Oxford Finance LLC, Silicon Valley Bank and General Electric Capital Corporation. As of June 30, 2012, the current secured credit facility with this syndicate had an outstanding principal balance of $30.0 million and we had no further credit available under this facility. We are currently making interest-only payments on the outstanding balance of this facility, which will continue through December 2012. In January 2013, we will begin making equal monthly principal and interest payments to fully amortize the balance over a 30-month term. In connection with the establishment of our loan agreements, we have issued warrants to the lenders to purchase shares of our stock. As of June 30, 2012, 63,079 shares of common stock had been issued from the exercise of such warrants. Warrants to purchase an additional 50,331 common shares at $12.67 per share, 254,793 common shares at $7.0645 per share and 158,311 common shares at $3.79 per share, remain outstanding from our loan agreements at June 30, 2012.

Liquidity

As of June 30, 2012, we had $87.0 million in cash and cash equivalents, an increase of $4.4 million from $82.6 million at December 31, 2011. This increase was primarily due to maturities of our marketable securities of $40.9 million and proceeds from stock option exercises of $0.1 million. However, the cash we used in operations during the six months ended June 30, 2012 of $35.3 million mostly offset these cash inflows. Still, the $35.3 million of cash used in operations during the six months ended June 30, 2012 represents a decrease of $4.3 million from the $39.6 million of cash used in operations during the six months ended June 30, 2011. This reduced cash burn is primarily due to changes in our use of cash for operating assets and liabilities during the first six months of 2012 as compared to the 2011 period. For example, during the six months ended June 30, 2012, we consumed $3.2 million in building our inventory in an effort to maintain an adequate supply of product as we transitioned between suppliers, whereas during the six months ended June 30, 2011, we consumed $6.2 million in establishing our initial inventory levels. Further, for the six months ended June 30, 2012, our accounts payable balance increased $4.4 million, as compared to an increase of $2.7 million for the six months ended June 30, 2011. The larger growth in our account payable balance during the 2012 period was primarily due to increased manufacturing activity and operating expenses as compared to the 2011 period.

Due to our increased revenue in 2012 as compared to 2011, we have also experienced a larger increase in our accounts receivable balance. More specifically, during the six months ended June 30, 2012, our accounts receivable balance increased $2.3 million, compared to an increase of $1.1 million for the six months ended June 30, 2011. Despite this increase in our accounts receivable balance at June 30, 2012 as compared to June 30, 2011, our days sales outstanding has remained relatively constant and we have not incurred bad debt expense on any customer through June 30, 2012.

Our net property and equipment balance at June 30, 2012, decreased $0.3 million to $10.3 million from $10.6 million as of December 31, 2011. The decrease was primarily due to depreciation taken during the period. Until the investigation into the cause of the particulate found in stability testing samples of product manufactured by Baxter is completed, we have suspended our negotiations with Baxter regarding a development plan for a manufacturing capacity increase at Baxter’s manufacturing facility for OFIRMEV. As a result, we cannot reasonably estimate the cost of any such expansion at this time. However, under our supply agreement with Baxter, we would be required to fund all necessary capital equipment purchases and facility improvements related to any such capacity increase.

As of June 30, 2012, we held $3.8 million of investments in marketable securities, a decrease of $40.8 million from $44.6 million at December 31, 2011. The decrease was due to maturities of our investments which were used to support our operations during the six months ended June 30, 2012.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2012.

Recent Accounting Pronouncements

See Note 3 to the Notes to Condensed Financial Statements in Item 1 above for further discussion of recent accounting pronouncements.

Caution on Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, includes forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Forward-looking statements discuss matters that are not historical facts, and include, but are not limited to discussions regarding our business, prospects, regulatory and commercialization strategies, growth strategy, future revenue, projected costs, competition, industry, regulatory environment, economic conditions, financial condition, liquidity and capital resources and results of operations. In this Quarterly Report, for example, we make forward-looking statements regarding: the status of our ongoing investigation into the particulate matter found in certain lots of OFIRMEV manufactured by Baxter, including the cause for the development of the particulate matter in the product; statements regarding the number of vials of the recalled lots of OFIRMEV that we believe remain on the market; our expectation that no supply shortages will result from the recall of Baxter-manufactured OFIRMEV; the sufficiency of our capital resources to fund our operations; the potential for us to ultimately acquire Incline or other products or product candidates; the potential for us to commercialize OFIRMEV in Canada; and our ability to execute our strategies for acquiring, in-licensing, developing and commercializing proprietary products principally for use in the hospital setting. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words, “believe,” “may,” “might,” “can,” “could,” “will,” “would,” “should,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” or similar expressions.

While we believe that the expectations reflected in this Quarterly Report are reasonable, the inclusion of any forward-looking statements should not be regarded as a representation that any of our plans will be achieved. Our actual results may differ from those anticipated in our forward looking statements as a result of various factors, including those set forth below under the caption “Part II, Item 1A — Risk Factors” and the differences may be material. These risk factors include, but are not limited to our dependence on the successful commercialization of OFIRMEV, which is our only product; our ability to achieve broad market acceptance and generate revenues from sales of OFIRMEV; our dependence on our contract manufacturers and our ability to ensure an adequate and continued supply of OFIRMEV to meet market demand, including timely resolution of our investigation and implementation of any necessary corrective and preventive actions related to the Baxter manufacturing process; our ability to successfully enforce our marketing exclusivities and intellectual property rights, and to defend the patents covering OFIRMEV, including in current patent litigation with the parties that have submitted abbreviated new drug applications (“ANDAs”) for generic versions of OFIRMEV; the potential that we may be required to continue patent litigation for substantial lengths of time or file additional lawsuits to defend our patent rights from challenges by companies that have submitted ANDAs for generic versions of OFIRMEV, and the substantial costs associated with such lawsuits; the potential introduction of generic competition to OFIRMEV in the event we are unsuccessful in current or future patent litigation; our dependence on our licensors for the maintenance and enforcement of our intellectual property rights; the potential product liability exposure associated with pharmaceutical products such as OFIRMEV and other products we may in-license or acquire; our ability to fully comply with numerous federal, state and local laws and regulatory requirements that apply to our commercial activities; public concern regarding the safety of drug products such as OFIRMEV, which could result in the implementation by regulatory agencies of new requirements, including unfavorable information in the labeling for OFIRMEV; the risk that we may not be able to raise sufficient capital when needed, or at all; and other risks detailed below under Part II — Item 1A — Risk Factors and in our periodic public filings with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. All forward-looking statements are qualified in their entirety by this cautionary statement and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof. This caution is made under the safe harbor provisions of Section 21E of the Private Securities Litigation Reform Act of 1995.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our cash equivalents and short-term investments are classified as available-for-sale. As of June 30, 2012, our holdings consisted of investments in money market funds, debt obligations of municipalities and certificates of deposit. These investments were made in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.

We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe our cash, cash equivalents and investment securities have significant risk of default or illiquidity. We made this determination based on discussions with our investment advisors and a review of our holdings. While we believe our cash, cash equivalents and investment securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. All of our investments are held at fair value. The following table shows the fair value of our cash equivalents and investments as of June 30, 2012 (in thousands):

	Amortized Cost Basis	Fair Value
Cash equivalents	$85,685	$85,685
Short-term investments	$3,772	$3,772

Debt

Our current loan and security agreement has a fixed interest rate. Consequently, we do not have significant interest rate cash flow exposure on our debt. The principal balance of the loan under the agreement at June 30, 2012 was $30.0 million, and is collateralized by substantially all of our assets (excluding intellectual property). Under the terms of the agreement, we are precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and are subject to various non-financial covenants and prepayment penalties. We believe we were in compliance will all such covenants under the agreement as of June 30, 2012.

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

In August 2011, we and SCR Pharmatop S.A., or Pharmatop, filed suit in the United States District Court for the District of Delaware against Paddock Laboratories, Inc., Perrigo Company and Paddock Laboratories, LLC, collectively referred to herein as Paddock, and against Exela Pharma Sciences, LLC, Exela PharmaSci, Inc. and Exela Holdings, Inc., collectively referred to herein as Exela. The lawsuit follows the notices that we received in July 2011 from each of Paddock and Exela concerning their filings of Abbreviated New Drug Applications, or ANDAs, containing a “Paragraph IV” patent certification with the FDA for a generic version of OFIRMEV. In the lawsuit, we allege that Paddock and Exela have each infringed U.S. Patent Nos. 6,028,222, or the ‘222 patent, and 6,992,218, or the ‘218 patent, by filing their respective ANDAs seeking approval from the FDA to market a generic version of OFIRMEV prior to the expiration of these patents. The ‘222 and the ‘218 patents are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. The patent infringement lawsuit was filed within 45 days of receipt of the pertinent notice letters, thereby triggering a stay of FDA approval of the Paddock ANDA and the Exela ANDA until the earlier of the expiration of a 30-month period, the expiration of the ‘222 and ‘218 patents, the entry of a settlement order or consent decree stating that the ‘222 and ‘218 patents are invalid or not infringed, a decision in the case concerning infringement or validity that is favorable to Paddock or Exela, or such shorter or longer period as the Court may order. Each of Paddock and Exela has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, and has also filed counterclaims. A date for the bench trial in this case has been tentatively scheduled for May 2013. In addition, in May 2012, Exela informed the Court that it filed suit in the United States District Court for the Eastern District of Virginia against the United States Patent and Trademark Office, or USPTO, for declaratory judgment seeking a reversal of the decision by the USPTO refusing to act on a petition by Exela to vacate the USPTO’s April 2003 order reviving the international application for the ‘218 patent. The lawsuit followed the USPTO’s rejection of Exela’s petition to the USPTO filed in November 2011, which sought to vacate the April 23, 2003 order granting Pharmatop’s petition to revive the ‘218 patent. The USPTO determined that Exela lacks standing to seek such relief. Exela also seeks declaratory judgment that the USPTO’s rules and regulations that allow for revival of abandoned, international patent applications under the “intentional” standard are invalid, and similar relief in connection with one or more counterclaims it has filed in the Delaware litigation. The USPTO has moved to dismiss Exela’s lawsuit, however, decision by the Court in favor of Exela could result in the invalidation of the ‘218 patent. Regardless of the outcome of any litigation, no ANDA can receive final approval from the FDA before expiration of the regulatory exclusivity period for OFIRMEV. Specifically, the FDA has granted OFIRMEV three years of regulatory exclusivity, which expires November 2, 2013. We intend to vigorously enforce our intellectual property rights relating to OFIRMEV to prevent the marketing of infringing generic products prior to the expiration of our patents. The ‘222 patent expires August 5, 2017 (or February 5, 2018 if pediatric exclusivity is granted) and the ‘218 patent expires June 6, 2021 (or December 6, 2021 if pediatric exclusivity is granted). However, given the unpredictability inherent in litigation, we cannot predict the outcome of this matter or any other litigation. Regardless of how this litigation is ultimately resolved, this matter may be costly, time-consuming and distracting to our management, which could have a material adverse effect on our business.

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

We have no manufacturing capabilities and depend entirely upon our contract manufacturers to produce OFIRMEV. If our contract manufacturers fail to meet our requirements for OFIRMEV, or fail to fully comply with cGMP regulations, we may be unable to meet market demand, and may lose potential revenues.*

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, and the use of specialized processing equipment. We have no such manufacturing capabilities, so we have relied upon our contract manufacturers as our source for OFIRMEV.

In July 2007, we entered into a long-term development and supply agreement with Baxter, our initial contract manufacturer for OFIRMEV, which was amended and restated in January 2011. In December 2010, we entered into an agreement with a second supplier, Lawrence Laboratories, an indirect wholly-owned subsidiary of BMS, under which Bristol-Myers Squibb Srl, or BMS Anagni, an indirect subsidiary of BMS located in Anagni, Italy, manufactures OFIRMEV for us on behalf of Lawrence Laboratories. BMS Anagni has manufactured the product for more than ten years for sale and distribution by BMS and its affiliates in a number of countries outside of the U.S. and Canada.

Baxter and BMS Anagni must comply with strictly enforced federal, state and foreign regulations, including GMP regulations. The FDA will re-inspect our third party manufacturers’ facilities from time to time and, in the event that any such inspection reveals that either facility is not in compliance with applicable regulations, the FDA may issue fines and civil penalties, suspend production, suspend or delay any subsequent product approvals, seize or recall our products, or withdraw our product approval, which would limit the availability of OFIRMEV. Any manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and our relationships with our customers, product liability claims and litigation.

We currently rely upon a single source for the manufacture of the active pharmaceutical ingredient, or API, for OFIRMEV, as well as for other critical components of OFIRMEV. We have entered into a supply agreement for the commercial supply of the API. If our supplier becomes unable to meet our demand for the API, the process of changing or adding a new API manufacturer may require additional testing and prior FDA approval and may be expensive and time-consuming. If we were unable to manage such changes effectively, we could face supply disruptions that could result in significant costs and delays, damage to our reputation or commercial prospects and cause us to lose potential revenues.

Although we actively manage these third party relationships to ensure continuity and quality, some events beyond our control could result in the complete or partial failure of these goods and services. Any such failure could have a material adverse effect on our financial condition and operations. In addition, as OFIRMEV is a relatively new product in the U.S., the effect of any delay or failure to deliver could be magnified due to the lack of a sales track record for OFIRMEV.

For example, in February 2012, we announced a voluntary recall of a single lot of OFIRMEV that was manufactured at Baxter’s facility due to the presence of an unidentified, visible particle in that lot during routine stability testing. We also placed certain finished product inventory of OFIRMEV manufactured by Baxter on indefinite hold pending the outcome of our investigation into unidentified particulate matter observed during routine product stability testing and we decided to temporarily suspend further production by Baxter until the resolution of the investigation. As a result, BMS Anagni is presently acting as our sole supplier for OFIRMEV until our investigation at Baxter’s facility has been completed and any necessary corrective and preventative actions have been implemented, and we are actively exploring other supply options for the product. During the first quarter of 2012, some of our customers experienced short-term supply delays due to the temporary suspension of shipments from Baxter before we were able to expedite sufficient shipments of OFIRMEV from BMS Anagni. In addition, during that time we incurred higher freight costs to expedite shipments of OFIRMEV from BMS Anagni in order to meet demand for the product following the temporary suspension at Baxter’s facility. Since that time, we have continued to incur unabsorbed manufacturing costs due to fixed costs that continue to accrue under our supply agreement with Baxter.

Further, in July 2012, we announced a second voluntary recall of product manufactured at Baxter’s facility due to the presence of unidentified, visible particles in a limited number of vials from one lot of the product, which were detected during routine stability testing. Although we have received no adverse event reports associated with the particulate matter, and no product complaints involving similar particulate matter have been received, we decided to recall all remaining lots of OFIRMEV manufactured by Baxter as a precautionary measure. The 41 recalled lots expire between July and September 2012, and we believe that at the time of the recall, fewer than 10,000 vials of this product remained on the market. The suspension of manufacturing of the product by Baxter remains in effect pending our investigation to determine the root cause of the particulate matter.

As a result of the second recall, we decided to destroy the Baxter-manufactured finished product inventory that we previously placed on indefinite hold pending the outcome of our investigation into the cause of the unidentified particulate matter identified during routine product stability testing. We previously recorded charges of $5.8 million in relation to this product due to uncertainty as to the amount of time that would be required to complete the investigation and whether the product would have sufficient remaining shelf life or otherwise be saleable after the investigation was completed.

Although we have not completed our investigation into the cause of the particulate matter discovered in the product manufactured by Baxter, our review of stability data for product manufactured by BMS Anagni has confirmed that no similar particulate material has been observed in any product manufactured there.

The two voluntary recalls of OFIRMEV, the outcome of our investigation into the cause of the particulate material, and any future recall or investigation that we may experience, could negatively affect customer perceptions and reduce revenue from OFIRMEV, and could also result in unexpected costs for replacement product, investigational costs and the write down of inventory. Any termination or disruption of our relationships with Baxter or BMS Anagni may materially harm our business and financial condition and adversely impact our commercialization and sales efforts with respect to OFIRMEV.

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

•

complete our ongoing efficacy, pharmacokinetic and pharmacodynamic study of OFIRMEV in pediatric patients under two years of age, as required to comply with our post-commercialization commitment to the FDA;

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

Although OFIRMEV has received regulatory approval from the FDA, it remains subject to substantial, ongoing regulatory requirements.*

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

For example, as a condition of the approval of OFIRMEV, we are required to complete an efficacy, pharmacokinetic and pharmacodynamic study of OFIRMEV in pediatric patients under two years of age, and to submit the final results of this clinical trial to the FDA. Depending on the outcome of this study, we may be unable to expand the indications for OFIRMEV or we may be required to include specific warnings or limitations on dosing this product, which could negatively impact our sales of OFIRMEV. We expect to begin enrollment in this study in the third quarter of 2012.

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

In March 2010, the President signed the Patient Protection and Affordable Care Act, or PPACA, which makes extensive changes to the delivery of health care in the U.S. The PPACA includes numerous provisions that affect pharmaceutical companies, some of which became effective immediately and others of which will be taking effect over the next several years. For example, the PPACA seeks to expand health care coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The PPACA will also impose substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit, an annual fee imposed on all manufacturers of brand prescription drugs in the U.S., and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics. The PPACA also contains cost containment measures that could reduce reimbursement levels for health care items and services generally, including pharmaceuticals. It also will require reporting and public disclosure of payments and other transfers of value provided by pharmaceutical companies to physicians and teaching hospitals. We cannot predict what effect the PPACA or other healthcare reform initiatives that may be adopted in the future will have on our business. Several lawsuits were filed challenging the constitutionality of provisions of the PPACA, with varying results. Although the U.S. Supreme Court recently upheld most of the PPACA, it remains unclear whether there will be any changes made to provisions of the PPACA or other health care laws through acts of Congress in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care services to contain or reduce costs of health care could result in decreased net revenues from our pharmaceutical products and decrease potential returns from our development efforts. Although there is some uncertainty as to the exact extent of the requirements and definitive guidance has not yet been provided by the government, it is currently anticipated that data capture to comply with the new requirements will need to begin in late 2012, with reporting requirements effective in 2013. In addition, pharmaceutical and device manufacturers will also be required to report and disclose investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties for payments, transfers of value or ownership or investment interests not reported in an annual submission. Compliance with the PPACA and state laws with similar provisions is difficult and time consuming, and companies that do not comply with these state laws face civil penalties. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We may never receive approval outside of the U.S. to commercialize OFIRMEV or any other products or product candidates we may acquire.*

Our rights to OFIRMEV include Canada, as well as the U.S. In order to market OFIRMEV, and any other products or product candidates we may acquire, in Canada or other jurisdictions outside of the U.S., we must comply with numerous and varying regulatory requirements of other countries regarding non-clinical testing, manufacturing, clinical safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. For example, in July 2012, we filed a New Drug Submission for OFIRMEV with Health Canada and we are currently evaluating the commercial prospects and partnering opportunities for the product in Canada. We anticipate that the product would not be approved by Canadian regulatory authorities for at least 18 months after this submission, if at all. The regulatory approval process in other countries may include all of the risks detailed above as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the U.S. As described above, such effects include the risks that OFIRMEV and any other products may not be approved for all indications requested, which could limit the uses of our products and have an adverse effect on product sales and potential royalties, and that any regulatory approvals we may obtain may be subject to limitations on the indicated uses for which our products may be marketed or require us to perform costly, post-marketing follow-up studies.

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

As of June 30, 2012, we had approximately 220 employees. The commercial launch of OFIRMEV in January 2011 required us to substantially expand our managerial, commercial, financial and other personnel resources, particularly in sales and marketing positions. Additionally, beginning in November 2011, we implemented a reduction in force of 17 employees, or approximately 7% of our total work force at that time, primarily in our development and general and administrative areas. This action was taken in order to focus our resources on commercialization activities for OFIRMEV and to reduce programmatic costs not directly associated with such efforts. Despite these efforts, our management, personnel, systems and facilities currently in place may not be adequate to support our commercially-focused organization, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses. The failure to do so could have a significant negative impact on our future product revenues and business results.

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

The active ingredient in OFIRMEV is acetaminophen. Patent protection is not available for the acetaminophen molecule itself in the territories licensed to us, which include the U.S. and Canada. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredient as OFIRMEV so long as the competitors do not infringe any process or formulation patents that we have in-licensed from BMS and its licensor, Pharmatop. We are the exclusive licensee of two U.S. patents and one issued Canadian patent and one pending Canadian patent application owned by Pharmatop, under BMS’s license to these patents from Pharmatop. U.S. Patent No. 6,028,222 (Canadian patent application number 2,233,924) covers the formulation of OFIRMEV, and this patent expires in August 2017. U.S. Patent No. 6,992,218 (Canadian patent number 2,415,403) covers the process used to manufacture OFIRMEV, and this patent expires in June 2021. We plan to complete a pediatric clinical trial by August 2015 and, upon timely completion and the acceptance by the FDA of the data from this study, OFIRMEV will be eligible for an additional six months of marketing exclusivity in the U.S.

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

Risks Related to Our Finances and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.*

We began generating revenues from the commercialization of OFIRMEV in January 2011. Prior to that time, we focused primarily on in-licensing and developing OFIRMEV and our former product candidate, omiganan pentahydrochloride, with the goal of supporting regulatory approval for these product candidates. We have incurred losses in each year since our inception in May 2004, including net losses of $93.0 million, $56.6 million and $45.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of June 30, 2012, we had an accumulated deficit of $410.3 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and our working capital. For example, while our development expenses decreased in 2011 and 2010 due to the completion of our clinical development program for OFIRMEV, and the discontinuation of our development program for our omiganan pentahydrochloride product candidate in 2009, we incurred increased commercialization and marketing expenses since 2010 in connection with our launch of OFIRMEV. Further, since the launch of OFIRMEV, we have also incurred significant increased sales, marketing and outsourced manufacturing expenses. In addition, we are required to pay a minimum annual royalty under our license agreement for OFIRMEV and we have minimum purchase obligations under our supply agreements with our contract manufacturers for OFIRMEV. If our sales of OFIRMEV are insufficient to meet our minimum annual royalty obligations, we will be required to make larger royalty payments than would have otherwise been required based on sales of OFIRMEV alone. As a result, we expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

We have incurred and anticipate continuing to incur significant costs associated with our efforts to commercialize, market and sell OFIRMEV. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate sufficient revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. For example, we undertook a public offering of our common stock in November 2010 through which we issued a total of 12.5 million shares of common stock and raised net proceeds of $93.6 million, and in November 2011 we issued a total of 21.8 million shares of common stock in a public offering and raised net proceeds of $77.3 million. If we raise additional funds through alternative means such as licensing arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

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

The trading prices for our common stock during the 52 weeks ending June 30, 2012 ranged from a high of $9.47 to a low of $2.56. The market price of our common stock is likely to continue to be highly volatile and may fluctuate substantially due to many factors, including:

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

As of June 30, 2012, our executive officers and directors and their affiliates together controlled approximately 30% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets, and might affect the prevailing market price of our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on June 15, 2012

31.1±	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2±	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32±	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS±†	XBRL Instance Document

101.SCH±†	XBRL Taxonomy Extension Schema Document

101.CAL±†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF±†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB±†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE±†	XBRL Taxonomy Extension Presentation Linkbase Document

±	Included in this Report.
†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE PHARMACEUTICALS, INC.

Dated: August 3, 2012	By:	/S/ WILLIAM R. LARUE
William R. LaRue
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on June 15, 2012

31.1±	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2±	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32±	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS±†	XBRL Instance Document

101.SCH±†	XBRL Taxonomy Extension Schema Document

101.CAL±†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF±†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB±†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE±†	XBRL Taxonomy Extension Presentation Linkbase Document

±	Included in this Report.
†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.