Form 10-Q
period 2012-09-30
CADENCE PHARMACEUTICALS INC
filed 2012-11-06
CIK 1333248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of October 31, 2012, there were 85,559,869 shares of the registrant’s Common Stock outstanding.

CADENCE PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CADENCE PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$69,370	$82,609
Investments in marketable securities	5,159	44,618
Restricted cash	450	450
Accounts receivable, net	6,848	2,703
Inventory	4,874	1,388
Prepaid expenses	660	1,071
Other current assets	81	90

Total current assets	87,442	132,929
Property and equipment, net	10,004	10,569
Intangible assets, net	12,425	13,433
Restricted cash	190	190
Other assets	7,021	7,039

Total assets	$117,082	$164,160

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,313	$3,801
Accrued liabilities	12,283	10,945
Deferred revenue	2,001	1,291
Current debt, less discount of $243 and $—, respectively	7,912	-

Total current liabilities	28,509	16,037
Long-term debt, less current portion and discount of $652 and $1,304, respectively	21,193	28,696
Other liabilities	602	117

Total liabilities	50,304	44,850

Commitments and contingencies (Note 11)

Stockholders’ equity :
Common stock, $0.0001 par value; 200,000,000 shares authorized and 85,559,869 shares issued and outstanding at September 30, 2012 and 100,000,000 shares authorized and 85,511,607 shares issued and outstanding at December 31, 2011	9	9
Additional paid-in capital	493,004	485,982
Accumulated other comprehensive income	-	2
Accumulated deficit	(426,235)	(366,683)

Total stockholders’ equity	66,778	119,310

Total liabilities and stockholders’ equity	$117,082	$164,160

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Product revenue, net	$13,898	$3,541	$32,977	$5,597
License revenue	-	-	33	5,210

Total revenues	13,898	3,541	33,010	10,807

Costs and expenses:
Cost of product sales	6,076	2,318	16,078	3,588
Amortization of patent license	336	336	1,008	1,232
Research and development	2,235	1,656	5,446	7,002
Selling, general and administrative	20,039	19,943	66,811	61,003
Other	13	-	14	(1)

Total costs and expenses	28,699	24,253	89,357	72,824

Loss from operations	(14,801)	(20,712)	(56,347)	(62,017)

Other (expense) income:
Interest income	34	25	97	104
Interest expense	(1,122)	(1,142)	(3,331)	(3,495)
Other (expense) income	(1)	-	29	(7)

Total other expense, net	(1,089)	(1,117)	(3,205)	(3,398)

Net loss	$(15,890)	$(21,829)	$(59,552)	$(65,415)

Basic and diluted net loss per share(1)	$(0.19)	$(0.34)	$(0.70)	$(1.03)

Shares used to compute basic and diluted net loss per share(1)	85,560	63,613	85,544	63,410

(1)

There is a lack of comparability in the per share amounts between the periods presented as a result of the issuance of shares of common stock pursuant to a public offering in November 2011. Please see Note 4 of the Notes to Condensed Financial Statements for further discussion.

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(15,890)	$(21,829)	$(59,552)	$(65,415)

Other comprehensive income (loss):
Net unrealized loss on securities available for sale	-	-	(2)	-

Other comprehensive income (loss)	-	-	(2)	-

Comprehensive loss	$(15,890)	$(21,829)	$(59,554)	$(65,415)

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net loss	$(59,552)	$(65,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,226	1,253
Loss (gain) on disposal of assets	14	(1)
Inventory write-down	224	-
Stock-based compensation	6,925	6,998
Non-cash interest expense	21	43
Amortization of intangible assets	1,008	1,232
Amortization of discount on note payable	409	322
Amortization of premiums (accretion of discounts) on available-for-sale securities	(14)	17
Changes in operating assets and liabilities:
Accounts receivable	(4,145)	(1,890)
Inventory	(3,710)	(7,208)
Prepaid expenses and other current assets	425	634
Accounts payable	2,658	(360)
Deferred revenue	710	798
Accrued liabilities and other liabilities	2,459	2,760

Net cash used in operating activities	(51,342)	(60,817)

Investing activities
Purchases of marketable securities	(1,396)	(40,620)
Maturities and sales of marketable securities	40,860	57,746
Payment for option purchase right	-	(3,500)
Restricted cash	-	(300)
Purchases of property and equipment	(1,460)	(1,712)
Proceeds from the sale of property and equipment	2	1

Net cash provided by investing activities	38,006	11,615

Financing activities
Proceeds from issuance of common stock, net	97	1,598
Principal payments under debt agreements	-	(1,755)

Net cash provided by (used in) financing activities	97	(157)

Net increase (decrease) in cash and cash equivalents	(13,239)	(49,359)
Cash and cash equivalents at beginning of period	82,609	112,175

Cash and cash equivalents at end of period	$69,370	$62,816

Supplemental disclosures
Property and equipment purchases in accounts payable and accrued expenses at period end	$109	$1,270
Unrealized loss on investment securities	$(2)	$-
Cash paid for interest and fees	$2,290	$2,448

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

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

Accounts Receivable

The Company extends credit to its customers in the normal course of business based upon an evaluation of the customer’s credit history, financial condition and other factors. Trade accounts receivable are recorded on gross sales to wholesalers, net of allowances for prompt payment and other discounts, chargebacks and doubtful accounts. Wholesaler distribution fees are recorded as accounts payable and accrued liabilities. Estimates of allowances for doubtful accounts are determined by evaluating individual customer circumstances, historical payment patterns, length of time past due and economic and other factors. As of September 30, 2012 and December 31, 2011, the Company had no reserves for doubtful accounts on its balance sheets. Further, during the three and nine months ended September 30, 2012 and 2011, no charges were incurred to reserve or write-off past due accounts.

Stock-Based Compensation

Stock option awards. Stock options are valued using the Black-Scholes option pricing model on the date of grant. This option pricing model involves a number of estimates, including the expected lives of stock options, the Company’s anticipated stock volatility and interest rates. If option awards are modified, they are subsequently revalued at the time of modification, and the incremental expense is recognized over the remaining vesting term, if any.

The following table summarizes the weighted average estimates the Company used in the Black-Scholes option-pricing model during the periods presented, to determine the fair value of employee and non-employee director stock options granted during each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Risk-free interest rates	0.8%	1.2%	0.9%	2.2%
Expected life in years	6.1 years	6.1 years	5.7 years	6.3 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	69.58%	73.1%	72.0%	73.9%

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

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of product sales	$77	$87	$264	$219
Research and development	597	570	1,483	1,791
Selling, general and administrative	1,500	1,771	5,178	4,988

Total stock-based compensation expense included in loss from operations	$2,174	$2,428	$6,925	$6,998

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

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

The following tables present further detail of the financial instruments carried at fair value on the Company’s balance sheets as of September 30, 2012 and December 31, 2011. The tables do not include assets and liabilities that are measured at historical cost or on any basis other than fair value (in thousands):

Description	Balance at September 30, 2012	Fair Value Measurements as of September 30, 2012
		Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$67,812	$67,812	$-	$-
Investments in marketable securities – short-term:
Debt instruments – Municipal debt obligations	2,762	-	2,762	-
Debt instruments – Corporate debt obligations	1,397	-	1,397	-
Certificates of deposit	1,000	-	1,000	-

Assets at fair value	$72,971	$67,812	$5,159	$-

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

Description	Balance at December 31, 2011	Fair Value Measurements as of December 31, 2011
		Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$74,389	$74,389	$-	$-
Debt instruments – Corporate debt obligations	6,346	-	6,346	-
Investments in marketable securities – short-term:
Debt instruments – Corporate debt obligations	37,394	-	37,394	-
Debt instruments – Municipal debt obligations	6,224	-	6,224	-
Certificates of deposit	1,000	-	1,000	-

Assets at fair value	$125,353	$74,389	$50,964	$-

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

There were no new accounting pronouncements issued during the three months ended September 30, 2012 that are expected to have a material impact on the Company’s financial position, operating results or disclosures.

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

The actual net loss per share amounts for the three and nine months ended September 30, 2012 and 2011 were computed based on the weighted average shares of common stock outstanding during the respective periods. The net loss per share for the three and nine months ended September 30, 2012 includes the effect of the 21,800,000 common shares issued pursuant to a public offering in November 2011. There is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented as a result of the issuance of these common shares.

The following is a reconciliation of the basic and diluted shares for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Shares for basic and dilutive net loss per share:
Weighted average common shares outstanding	85,560	63,613	85,544	63,410

Denominator for basic and diluted earnings per share	85,560	63,613	85,544	63,410

At September 30, 2012 and 2011, stock options, restricted stock units, and warrants totaling 16,790,000 and 14,593,000 shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

5.	Inventory

Inventories, stated at the lower of cost or market, consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Inventory:
Raw material	$95	$96
Finished goods	4,779	1,292

Total	$4,874	$1,388

In February 2012, the Company announced a voluntary recall of a single lot of OFIRMEV that was manufactured at Baxter Healthcare Corporation’s (“Baxter”) facility due to the presence of an unidentified visible particle in that lot during routine stability testing. The Company also placed certain finished product inventory of OFIRMEV manufactured by Baxter on indefinite hold pending the outcome of its investigation into unidentified particulate matter observed during routine product stability testing. As a result, the Company recorded charges of $5,574,000 for the fourth quarter of 2011 and $224,000 for the first quarter of 2012 to fully write-down the value of the inventory placed on hold due to uncertainty as to the amount of time that would be required to complete the investigation and whether the product would have sufficient remaining shelf life or otherwise be saleable after the investigation is completed. Further, in July 2012, the Company announced a second voluntary recall of product manufactured at Baxter’s facility due to the presence of unidentified visible particles in a limited number of vials from one lot of the product, which were detected during routine stability testing. As a result, the Company has decided to destroy the product that was previously placed on hold. See “Supply Agreements” in Note 11 below for further information.

6.	Property and Equipment

Property and equipment for operations were as follows (in thousands):

	September 30, 2012	December 31, 2011
Property and equipment:
Manufacturing equipment	$6,925	$6,925
Leasehold improvements	1,637	1,610
Computer equipment and software	1,478	1,629
Furniture and fixtures	422	458
Construction-in-process	4,571	3,965

	15,033	14,587
Less accumulated depreciation	(5,029)	(4,018)

Total	$10,004	$10,569

For the three months ended September 30, 2012 and 2011, the Company incurred depreciation expense of $401,000 and $431,000, respectively. For the nine months ended September 30, 2012 and 2011, the Company incurred depreciation expense of $1,226,000 and $1,253,000, respectively.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

7.	Investments in Marketable Securities

The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

At September 30, 2012	Amortized Cost Basis	Other-than- temporary Impairments	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
Debt instruments – Municipal debt obligations	$2,762	$-	$-	$-	$2,762
Debt instruments – Corporate debt obligations	1,397	-	-	-	1,397
Certificates of deposit	1,000	-	-	-	1,000

	$5,159	$-	$-	$-	$5,159

At December 31, 2011	Amortized Cost Basis	Other-than- temporary Impairments	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
Debt instruments – Corporate debt obligations	$37,392	$-	$3	$(1)	$37,394
Debt instruments – Municipal debt obligations	6,224	-	-	-	6,224
Certificates of deposit	1,000	-	-	-	1,000

	$44,616	$-	$3	$(1)	$44,618

Investments by contractual maturity are as follows (in thousands):

	September 30, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Due or callable in one year or less	$5,159	$5,159	$44,616	$44,618
Due after one year	$-	$-	$-	$-

No gains or losses were realized on the sale of marketable securities using the specific identification method during the three and nine months ended September 30, 2012 and 2011. Further, as of September 30, 2012 the Company held no investments in an unrealized loss position. As of December 31, 2011, the Company held two investments in an unrealized loss position, each of which had been in such a position for less than twelve months. During the nine months ended September 30, 2012, these positions matured and no gains or losses were recognized.

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

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

The Company has determined that Incline is a variable interest entity (“VIE”). However, because it will not absorb a disproportionate amount of Incline’s expected losses or receive a disproportionate amount of Incline’s expected residual returns, the Company is not the primary beneficiary of this entity at this time. Further, the Company will have no oversight of the day-to-day operations of Incline, nor does it have sufficient rights or voting representation to influence the operating or financial decisions of Incline. Additionally, the Company was not a founder of Incline and has no additional equity or funding requirements in future financings or otherwise. Therefore, the Company is not required to consolidate Incline into its financial statements. This consolidation status could change in the future if the option agreement is exercised, or if other changes occur in the relationship between the Company and Incline. Frazier Healthcare VI, L.P. owns approximately 22.4% of Incline’s Series A Preferred Stock. Alan D. Frazier, one of the Company’s directors, has an ownership interest in Frazier Healthcare VI, L.P., and is a member of the general partner of the entity that serves as general partner of Frazier Healthcare VI, L.P.

In consideration of the Company’s expenditure of funds in connection with conducting due diligence on IONSYS, the Company received $500,000 of Incline Series A preferred stock, or 500,000 shares, on terms generally consistent with Incline’s other Series A preferred stock investors. The Company has valued the investment in the option, and the shares received from the due diligence, using the cost method and classified these investments as Level 3 in the fair value hierarchy. At the time of the first option payment in June 2010, the Company assigned $500,000 to the preferred stock and $3,000,000 to the option. The value of the second option payment in September 2011 was fully applied to the option, resulting in an aggregate option value of $6,500,000. Under the cost method, the fair value of the investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The Company has reviewed the value allocated from the June 2010 and September 2011 payments and is not aware of any such adverse events which would be expected to negatively influence these values at September 30, 2012. As a result, no fair value estimate has been prepared with respect to this investment as the costs associated with an independent evaluation would be excessive and the available information on which to base such an assessment is both limited and highly subjective. Therefore, there have been no reductions to the aggregate $7,000,000 carrying value of the investments, which represents the Company’s maximum loss exposure to Incline at September 30, 2012. Both assets are recorded as other long-term assets on the Company’s balance sheets at September 30, 2012 and December 31, 2011, respectively.

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

The following table details the restructuring charges for severance-related costs and termination of contractual obligations for periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning restructuring liability	$13	$-	$931	$-
Severance and termination charges incurred	-	-	-	-
Severance and termination disbursements	(6)	-	(924)	-

Ending restructuring liability	$7	$-	$7	$-

The balance of the restructuring liability at September 30, 2012 is anticipated to be fully distributed in 2012.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

10.	Loan and Security Agreement

In December 2011, the Company entered into a Second Amended and Restated Loan and Security Agreement (the “Second Amended Agreement”) with Oxford Finance LLC (“Oxford”), Silicon Valley Bank (“SVB”) and General Electric Capital Corporation (“GECC”) (collectively, the “Lenders”). The Second Amended Agreement amends and restates the Company’s previous Amended and Restated Loan and Security Agreement (the “Restated Agreement”) entered into in June 2010 with the Lenders, and provided the Company with $3,434,000 of additional net capital after deducting a $954,000 term loan final payment paid under the Restated Agreement and customary closing fees and expenses of $63,000 paid in connection with the closing of the Second Amended Agreement. The interest rate under the Second Amended Agreement is 10.99% and the Company will be required to make a final payment of 6% of the total advance at the termination of the loan.

Pursuant to the terms of the Second Amended Agreement, the Company will make interest only payments through December 2012, and in January 2013, will begin to make equal monthly payments of principal and interest to fully amortize the balance over the remaining 30-month term. The Company issued warrants to purchase 158,311 shares of the Company’s common stock to the Lenders in connection with the Second Amended Agreement at an exercise price $3.79 per share. The warrants were immediately exercisable, and excluding certain mergers or acquisitions, will expire on the seven-year anniversary of the date of issuance. The Company determined the relative fair value of these warrants, as detailed below, and has classified the warrants as equity, recognizing the cost as a discount on the loan issuance. The credit facility contains customary default and acceleration provisions and is secured by the Company’s assets, excluding intellectual property. The Company was required to make a negative pledge of its intellectual property, which generally prohibits the Company from granting liens on its intellectual property. Under the terms of the Second Amended Agreement, the Company may be precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and is subject to certain non-financial covenants and prepayment penalties. Upon the occurrence of an event of default, including a Material Adverse Change (as defined in the Second Amended Agreement), the Lenders may declare all outstanding amounts due and payable under the Second Amended Agreement. As of September 30, 2012, the Company believed it was in compliance will all covenants under the Second Amended Agreement.

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

Warrants

In connection with the establishment of the Company’s $15,000,000 credit facility with the Lenders in 2007, the Company issued six fully exercisable warrants to the Lenders to purchase an aggregate of 50,331 shares of the Company’s common stock at an exercise price of $12.67 per share, expiring November 30, 2014. The Company determined the fair value of these warrants to be $474,000 under the Black-Scholes valuation model using the following assumptions: risk-free interest rate of 3.64%; dividend yield of 0.0%; expected volatility of 70.0%; and a contractual term of seven years. As of September 30, 2012, all of these warrants were outstanding.

In connection with the Restated Agreement, the Company issued three fully exercisable warrants to the Lenders in June 2010 to purchase an aggregate of 254,793 shares of the Company’s common stock at an exercise price of $7.0645 per share, expiring June 18, 2017. The Company classified the warrants as equity and determined their relative fair value to be $1,237,000, using the Black-Scholes valuation model. The value of the warrants was recorded as a discount to the loan and is

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

currently being amortized to interest expense over the term of the Second Amended Agreement pursuant to the loan modification. The warrants were valued using the following assumptions: risk-free interest rate of 2.7%; dividend yield of 0.0%; expected volatility of 76.5%; and a contractual term of seven years. As of September 30, 2012, all warrants related to the Restated Agreement were outstanding.

In connection with the Second Amended Agreement, the Company issued four exercisable warrants to the Lenders in December 2011 to purchase an aggregate of 158,311 shares of the Company’s common stock at an exercise price of $3.79 per share, expiring December 22, 2018. The Company classified the warrants as equity and determined their relative fair value to be $390,000, using the Black-Scholes valuation model. The value of the warrants was recorded as a discount to the note payable, and will be amortized to interest expense over the expected term of the Second Amended Agreement. The warrants were valued using the following assumptions: risk-free interest rate of 1.4%; dividend yield of 0.0%; expected volatility of 72.4%; and a contractual term of seven years. As of September 30, 2012, all warrants related to the Second Amended Agreement were outstanding.

11.	Commitments and Contingencies

Leases

In May 2006, the Company entered into a six-year operating lease for office space. In December 2011, the Company amended the lease to reduce the monthly rent charge, extend the lease term and terminate a portion of the leased space. Pursuant to the terms of the amended agreement, the basic monthly per square foot fee was reduced commencing in April 2012 and the Company returned a portion of the leased space in September 2012. The lease will expire in December 2013 with no option to extend the term.

As security for the initial lease, a letter of credit in the initial amount of $1,581,000 was required by the landlord. The letter of credit is collateralized by a certificate of deposit in the same amount that is classified as restricted cash in the Company’s balance sheet. The required amount subject to the letter of credit and corresponding certificate of deposit was eligible to be reduced by 22% on each of the first four anniversaries of the commencement of the lease and as of December 31, 2011, the letter of credit had been reduced by $1,391,000 in accordance with the agreement and the related restricted cash had been adjusted by a like amount. The value of the letter of credit and corresponding certificate of deposit, classified as restricted cash on the Company’s balance sheet at September 30, 2012 and December 31, 2011, was $190,000.

Rent expense for operating leases is recorded on a straight-line basis over the life of the lease term. If a lease has a fixed and determinable escalation clause, the difference between the rent expense and rent paid is recorded as deferred rent. Rent expense under the Company’s lease agreement for the three months ended September 30, 2012 and 2011 was $236,000 and $215,000, respectively. Rent expense under the Company’s lease agreement for the nine months ended September 30, 2012 and 2011 was $709,000 and $643,000, respectively.

Corporate Credit Card

In 2009, the Company entered into a pledge agreement pursuant to the establishment of a corporate credit card program whereby the Company pledged $150,000 in a certificate of deposit as collateral. During 2011, the Company increased its pledged amount by $300,000 related to an increase in its credit limit. These funds are therefore classified as restricted cash on the Company’s balance sheet at September 30, 2012 and December 31, 2011, respectively.

Supply Agreements

Baxter Healthcare Corporation

In July 2007, the Company entered into a development and supply agreement (the “Supply Agreement”) with Baxter Healthcare Corporation (“Baxter”) for the completion of pre-commercialization manufacturing development activities and the manufacture of commercial supplies of the finished drug product for OFIRMEV with an initial term of five years. Pursuant to the terms of the Supply Agreement, Baxter received development fees from the Company upon the completion of specified development activities, which the Company expensed as these activities had no alternative future uses at the time they were incurred. The Supply Agreement also required the Company to fund specified improvements at Baxter’s manufacturing facility and purchase certain equipment for use by Baxter in manufacturing OFIRMEV. All development fees and facility improvements under this agreement had been completed and paid as of December 31, 2010, and the equipment to which the Company has title has been capitalized on the Company’s balance sheet as property and equipment.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

In February 2012, the Company announced a voluntary recall of a single lot of OFIRMEV that was manufactured at Baxter’s facility due to the presence of an unidentified, visible particle in that lot during routine stability testing. The Company also placed certain finished product inventory of OFIRMEV manufactured by Baxter on indefinite hold pending the outcome of the Company’s investigation into unidentified particulate matter observed during routine product stability testing and decided to temporarily suspend further production by Baxter until the investigation has been completed and any necessary corrective and preventative actions have been implemented. Further, in July 2012, the Company announced a second voluntary recall of the remaining 41 unexpired lots of OFIRMEV manufactured at Baxter’s facility due to the presence of unidentified, visible particles in a limited number of vials from one lot of the product, which were detected during routine stability testing. Although the Company received no adverse event reports associated with the particulate matter, and no product complaints involving similar particulate matter have been received, the Company decided to recall the remaining lots of OFIRMEV manufactured by Baxter as a precautionary measure. All of the 41 recalled lots, which were manufactured between January and March 2011, had expired by September 30, 2012.

As a result of the initial recall, the Company recorded charges of $5,574,000 for the fourth quarter of 2011 and $224,000 for the first quarter of 2012 to fully write-down the value of the inventory placed on hold due to uncertainty as to the amount of time that would be required to complete the investigation and whether the product would have sufficient remaining shelf life or otherwise be saleable after the investigation is completed. As a result of the second recall, the Company decided to destroy the product that was previously placed on hold. In addition, the Company has incurred costs associated with these recalls, including administration costs of the recalls, of approximately $300,000 through September 30, 2012, and the Company will continue to incur storage fees for the quarantined product until the time of its destruction. The Company may also incur costs to destroy the quarantined product. Through September 30, 2012, fewer than 4,000 vials had been returned as a result of these recalls, and the Company believes that the potential number of additional vials that will be returned is minimal. The costs related to the recalls are being recognized as selling, general and administrative expenses on the Company’s statement of operations as they are incurred. The charge to reduce the value of the inventory was recorded as a cost of product sales on the Company’s statement of operations during the period in which the impairment was taken.

The investigation into the particulate matter which resulted in these recalls has not been completed and the suspension of Baxter’s manufacturing of product remains in effect pending the completion of the investigation to determine the root cause of the particulate matter. In addition, until the investigation into the particulate matter has been completed, the Company has suspended its negotiations with Baxter regarding the plan to expand Baxter’s manufacturing capacity for OFIRMEV. As a result, the Company cannot reasonably estimate the cost of any such expansion at this time. However, under the Amended Supply Agreement, the Company would be required to fund all capital equipment and facility improvements included in the plan. The amount of time that will be required to complete the investigation is uncertain. Although the Company does not presently believe it is probable, it is reasonably possible that the manufacturing concerns may not be resolved in a timely manner, or at all. If this should occur, the Company’s estimate that it would recover the carrying amount of its equipment from future operations could change and it may be required to record an impairment charge to reduce the carrying value of its manufacturing assets, as well as certain manufacturing equipment and facility construction assets in process. In addition, if the manufacturing concerns are resolved, but the Company does not complete the planned

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

capacity expansion in a timely manner, or at all, it may still be required to record an impairment charge to reduce the carrying value of manufacturing equipment and facility construction assets in processes and record early-termination liabilities, if any. At September 30, 2012, the carrying value of the manufacturing assets on the Company’s balance sheet was $5,148,000 and the manufacturing equipment and facility construction assets in process was $4,251,000.

For the year ended December 31, 2011, the Company had reimbursed Baxter approximately $262,000 for facility improvements pursuant to the Amended Supply Agreement, including $53,000 and $213,000 during the three and nine months ended September 30, 2011, respectively. No reimbursements under the Amended Supply Agreement were made during the three and nine months ended September 30, 2012.

The initial term of the Amended Supply Agreement will terminate on November 1, 2015, and will automatically renew for successive one-year periods thereafter, unless either party provides at least two years prior written notice of termination to the other party. In addition, either party may terminate the Amended Supply Agreement (1) within 90 days, after written notice in the event of a material uncured breach by the other party or (2) immediately, upon the filing of a petition of bankruptcy by the other party. The Company may also terminate the Amended Supply Agreement, effective 30 days after providing written notice, in the event that Baxter does not agree to the Company’s assignment of the agreement to a competitor of Baxter. Baxter has agreed that, for the initial term and any renewals or extensions of the Agreement, neither it nor any of its affiliates will develop or commercially produce, for itself or for any third party, any intravenous formulation of a product containing acetaminophen for distribution or sale in the United States.

If the Amended Supply Agreement with Baxter is terminated, except as a result of a material uncured breach or bankruptcy by Baxter, the Company will reimburse Baxter for all materials ordered prior to termination that are not cancelable without cost to Baxter. Upon termination of the Amended Supply Agreement and subject to certain exceptions, the Company will purchase from Baxter all undelivered products manufactured or packaged under a purchase order from the Company, at the price in effect at the time the purchase order was placed. The Company is also obligated to reimburse Baxter for reasonable costs incurred in returning all Company-owned equipment and for restoring Baxter’s manufacturing facility to its condition prior to the installation of OFIRMEV-related improvements, other than restoration costs for changes that Baxter reasonably agrees are usable by Baxter at the time of removal of the Company-owned equipment. However, until the Company completes the capacity expansion negotiations with Baxter under the Amended Supply Agreement, which are currently suspended, the Company is not able to reasonably estimate the cost and the timing of the restoration expenses or the fair value of the retirement obligation.

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

In accordance with multiple-element arrangement guidance, the Company determined both the data license and consulting service deliverables were separate units of accounting, each having value on a standalone basis. The Company estimated the fair value of the data license based upon similar proposals from third parties and internal costs incurred in developing the data and obtaining similar rights. The value of the consulting services was based on contracts the Company had engaged with third parties for similar services. The Company allocated the value of the payment received on a relative fair value basis and will recognize the consideration allocated to the data license upon delivery and the consideration allocated to the consulting services as such services are rendered. There is no right of return or similar refund provisions in the data license agreement. During 2011, the Company transferred the data and related information to Terumo and provided a portion of the consulting hours and in April 2011, the Company recognized $5,210,000 of licensing revenue pursuant to the agreement for the data transfer and consulting hours provided. During the nine months ended September 30, 2012, the Company recognized an additional $33,000 of licensing revenue for consulting hours rendered by the Company during the periods. No licensing revenue was recognized for the three months ended September 30, 2011 or 2012. The remaining balance of the payment of $86,000 reflects the value of the outstanding consulting hours the Company is obligated to provide under the terms of the contract through November 2012. The Company has recorded the balance of the payment as deferred revenue on the Company’s balance sheet at September 30, 2012 and December 31, 2011, and will recognize the balance as revenue as the consulting services are rendered or the contract term expires. Any milestones or royalties received from potential sales of the product candidate will be recognized as revenue in the period earned.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

Legal Matters

In August 2011, the Company and Pharmatop filed suit in the United States District Court for the District of Delaware against Paddock Laboratories, Inc., Perrigo Company and Paddock Laboratories, LLC (collectively, “Paddock”) and against Exela Pharma Sciences, LLC, Exela PharmaSci, Inc. and Exela Holdings, Inc. (collectively, “Exela”). The lawsuit follows the notices that the Company received in July 2011 from each of Paddock and Exela concerning their filings of Abbreviated New Drug Applications, or ANDAs, containing a “Paragraph IV” patent certification with the FDA for a generic version of OFIRMEV. In the lawsuit the Company alleges that Paddock and Exela have each infringed U.S. Patent Nos. 6,028,222 (the “‘222 patent”), and 6,992,218 (the “‘218 patent”), by filing their respective ANDAs seeking approval from the FDA to market a generic version of OFIRMEV prior to the expiration of these patents. The ‘222 and the ‘218 patents are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). The intellectual property lawsuit was filed within 45 days of receipt of the pertinent notice letters, thereby triggering a stay of FDA approval of the Paddock ANDA and the Exela ANDA until the earlier of the expiration of a 30-month period, the expiration of the ‘222 and ‘218 patents, the entry of a settlement order or consent decree stating that the ‘222 and ‘218 patents are invalid or not infringed, a decision in the case concerning infringement or validity that is favorable to Paddock or Exela, or such shorter or longer period as the Court may order. Each of Paddock and Exela has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, and has also filed counterclaims. On August 22, 2012, after comprehensive briefing and oral argument, Judge Leonard P. Stark issued an order adopting the Company’s proposed patent term constructions with respect to a majority of the disputed issues. Judge Stark’s ruling is available on the District Court’s website at http://www.ded.uscourts.gov/judges-info/opinions. A date for the bench trial in this case has been tentatively scheduled for May 2013. In addition, in May 2012, Exela informed the Court that it filed suit in the United States District Court for the Eastern District of Virginia against the United States Patent and Trademark Office (“USPTO”), for declaratory judgment seeking a reversal of the decision by the USPTO refusing to act on a petition by Exela to vacate the USPTO’s April 2003 order reviving the international application for the ‘218 patent. The lawsuit followed the USPTO’s rejection of Exela’s petition to the USPTO filed in November 2011, which sought to vacate the April 23, 2003 order granting Pharmatop’s petition to revive the ‘218 patent. The USPTO determined that Exela lacks standing to seek such relief. Exela also seeks declaratory judgment that the USPTO’s rules and regulations that allow for revival of abandoned, international patent applications under the “intentional” standard are invalid, and similar relief in connection with one or more counterclaims it has filed in the Delaware litigation. The Court denied the USPTO’s motion to dismiss Exela’s lawsuit. A decision by the Court in favor of Exela could result in the invalidation of the ‘218 patent.

Regardless of the outcome of any litigation, no ANDA can receive final approval from the FDA before expiration of the regulatory exclusivity period for OFIRMEV. Specifically, the FDA has granted OFIRMEV three years of regulatory exclusivity, which expires November 2, 2013. The Company intends to vigorously enforce its intellectual property rights relating to OFIRMEV to prevent the marketing of infringing generic products prior to the expiration of its patents. The ‘222 patent expires August 5, 2017 (or February 5, 2018 if pediatric exclusivity is granted) and the ‘218 patent expires June 6, 2021 (or December 6, 2021 if pediatric exclusivity is granted). However, given the unpredictability inherent in litigation, the Company cannot predict the outcome of this matter or any other litigation. At this time, the Company is unable to estimate possible losses or ranges of losses for current litigation, and it has not accrued any amounts for current litigation other than ongoing attorney’s fees.

12.	Stockholders’ Equity

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

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

Private Placement

In February 2009, the Company issued 12,039,794 shares of its common stock at a purchase price of $7.13 per share pursuant to a private placement. In addition to the shares of the Company’s common stock, warrants to purchase up to 6,019,897 additional shares of the Company’s common stock were also issued as part of the transaction at a price of $0.125 per warrant. Each warrant is immediately exercisable and has a five-year term. The warrants may be exercised through either cash or net exercise for one share of common stock at a price of $7.84 and have been accounted for as permanent equity. As of September 30, 2012, all warrants related to the private placement were outstanding.

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

Shipments to wholesalers representing approximately 10% or more of total product revenue for the periods presented were as follows (as a percentage of total gross product revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cardinal Health, Inc.	33%	39%	34%	37%
AmerisourceBergen Corporation	34%	31%	33%	33%
McKesson Corporation	26%	25%	26%	24%

14.	Income Taxes

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 2004 and forward are subject to examination by the Federal and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest and/or penalties related to income tax matters in the Company’s balance sheets at September 30, 2012 and December 31, 2011, and has recognized no interest and/or penalties in the Company’s statement of operations for the three and nine months ended September 30, 2012 and 2011. Further, as of September 30, 2012, the Company had not recorded any unrecognized tax benefits.

Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. The Company has not completed this analysis regarding the limitation and therefore has removed the (1) deferred tax assets for net operating losses of approximately $123,436,000 and (2) research and development credits of approximately $6,562,000 generated through 2011 from its deferred tax asset schedule. Further, the Company has recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its deferred tax asset and valuation allowance accordingly. The Company expects to complete this analysis within the next

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

six months and, as a result, the Company may have a change in the unrecognized tax benefits that are recorded. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion may contain forward-looking statements that involve risks and uncertainties. As used herein, the terms “we,” “us,” or “our” refer to Cadence Pharmaceuticals, Inc., a Delaware corporation. Our actual results could differ materially from those anticipated in any forward-looking statements as a result of many factors, including those set forth below under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2011 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission, or SEC, on March 13, 2012.

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

In executing our business strategy, we have incurred significant net losses since our inception and have financed our operations primarily through the sale of equity securities in both public and private offerings. Most recently, we sold 21.8 million shares of common stock in a public offering in November 2011 and received aggregate net proceeds of approximately $77.3 million (after underwriting discounts and offering costs). From inception through September 30, 2012, we have received net proceeds of approximately $443.7 million from the sale of our preferred stock, common stock and warrants to purchase common stock. Additionally, we have entered into multiple loan and security agreements with Oxford Finance LLC, Silicon Valley Bank and General Electric Capital Corporation to provide us with growth capital. As of September 30, 2012, the principal balance outstanding on our current facility with this loan syndicate was $30.0 million.

We were incorporated under the laws of the State of Delaware in May 2004. Our principal executive offices are located at 12481 High Bluff Drive, Suite 200, San Diego, California 92130 and our telephone number is (858) 436-1400. Information about us is also available on our website at www.cadencepharm.com, which includes links to reports we have filed with the SEC which are available free of charge. The contents of our website are not incorporated by reference in this Quarterly Report on Form 10-Q.

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

Product Revenue

In January 2011, we launched commercial sales of OFIRMEV and began shipping product to independent wholesalers, which sell OFIRMEV to hospitals and other end-user customers. Our initial focus for revenue growth was to promote rapid hospital formulary adoption of the product and, as of September 30, 2012, OFIRMEV had received formulary acceptance at over 2,000 institutions. During the second half of 2011, our sales force placed additional emphasis on generating pull-through hospital sales of OFIRMEV from these institutions. During 2012, we have continued our focus on generating pull-through sales by actively promoting the product through a variety of marketing programs to inform customers about OFIRMEV.

As a result of these campaigns, nearly 3,500 unique accounts had ordered OFIRMEV as of September 30, 2012, which represents an increase of approximately 10% from June 30, 2012, and 54% from December 31, 2011. Further, our customers have increased the frequency with which they place orders and the average size of their orders. Specifically, the average frequency of customer orders was approximately 11% higher for the third quarter of 2012 than for the fourth quarter of 2011, and the average size of customer orders for the third quarter of 2012 was over 30% higher than for the fourth quarter of 2011.

The impact of the growth in these metrics is evident in our net product revenue growth. Specifically, our net product revenue for the nine months ended September 30, 2012 increased $27.4 million, or nearly five times, to $33.0 million, from the comparable period in 2011. Furthermore, our quarterly net product revenue has grown over 135% over the past three quarters, from $5.9 million for the fourth quarter of 2011 to $13.9 million for the third quarter of 2012.

We intend to continue our marketing strategies to promote OFIRMEV for the foreseeable future and we believe that there are substantial growth opportunities through continued promotion of the product.

License Revenue

In November 2010 we entered into a data license agreement with Terumo and SCR Pharmatop S.A., or Pharmatop. As part of the data license agreement, we provided to Terumo certain data and information resulting from our clinical development program for OFIRMEV for Terumo’s use in seeking regulatory approval for and commercializing the same intravenous formulation of acetaminophen in Japan. Further, we are obligated to provide to Terumo, without charge, up to 500 hours of technical assistance and consulting services in relation to the licensed technical information, data and know-how in order to assist Terumo in seeking regulatory approval and manufacturing capacity for the product. In April 2011, we received an upfront payment of $5.3 million under the terms of the data license agreement and during the nine months ended September 30, 2011, we recognized $5.2 million of the payment as revenue for data provided and consulting hours incurred. During the nine months ended September 30, 2012, less than $0.1 million of revenue was recognized for additional consulting hours we provided to Terumo. No consulting revenue was recognized for the three months ended September 30, 2012 or 2011, respectively. As of September 30, 2012, the remaining payment balance of less than $0.1 million remains on our balance sheet as deferred revenue and reflects the value of the outstanding consulting hours we are obligated to provide under the terms of the contract through November 2012.

If Terumo is successful in its efforts to obtain regulatory approval for and commercialize the product in Japan, we may be entitled to an additional lump-sum payment upon the first commercial sale of the product and royalty payments upon any commercial sales of the product in Japan. However, as these payments are dependent upon future regulatory approval and commercial success, we are unable to estimate with any certainty if, or when, such payments would be received.

Cost of Sales

Our cost of sales consists primarily of our third-party manufacturing costs, indirect and personnel overhead costs, freight, excess or obsolete inventory adjustment charges and, if applicable, internal manufacturing overhead and the cost of purchasing the active pharmaceutical ingredient for OFIRMEV, acetaminophen. Further, cost of sales includes the royalties due under our license agreement with BMS, which range from the mid-teens to the mid-twenties, depending on the aggregate amount of net sales we record per contract year. The cost of sales we report for the quarterly and annual periods are primarily driven by sales volume, however, they are also impacted by production volumes of our product, manufacturing efficiencies during the production of our product, price variances of our manufacturing input costs and any inventory adjustment charges we may record.

The finished product, OFIRMEV, may be supplied to us by two third-party manufacturers, Baxter Healthcare Corporation, or Baxter, and Bristol-Myers Squibb Srl, or BMS Anagni. In February 2012, we temporarily suspended production of OFIRMEV by Baxter due to the investigation into unidentified particulate matter observed during routine product stability testing. Production at Baxter remained suspended through September 30, 2012, and we are uncertain when Baxter will be able to resume production. We continue to incur certain manufacturing costs related to Baxter during this suspension, which are included in cost of sales for the three and nine months ended September 30, 2012, and will continue to recognize these costs as period expenses until the related investigation is complete and manufacturing is resumed by Baxter. We placed certain inventory produced by Baxter on indefinite hold in February 2012 as a result of our February 2012 voluntary recall of product manufactured by Baxter. We decided to destroy that product inventory as a result of a second voluntary recall of product manufactured by Baxter. The suspension of production by Baxter remains in effect, pending the completion of our investigation to determine the root cause of the particulate matter. The amount of time that will be required to complete the investigation is uncertain. Although we do not presently believe it is probable, it is reasonably possible that the manufacturing concerns may not be resolved timely, or at all. If this should occur, our estimate that we would recover the carrying amount of the equipment from future cash flows could change and we may be required to record an impairment to reduce the carrying value of our manufacturing assets and our manufacturing equipment and facility construction assets in process. In addition, if the manufacturing concerns are resolved, but we do not complete our planned capacity expansion at the Baxter facility timely, or at all, we may still be required to record an impairment charge to reduce the carrying value of our manufacturing equipment and facility construction assets in process and record early-termination liabilities, if any. At September 30, 2012, the carrying value of the manufacturing assets on our balance sheet was $5.1 million and the manufacturing equipment and facility construction assets in process was $4.3 million.

During this suspension of production by Baxter, we have transitioned our supply of OFIRMEV to BMS Anagni, which is presently acting as our sole supplier for the product. As a result of this transition, and in an effort to minimize any potential short-term supply disruption, we incurred expedited freight costs on certain shipments of OFIRMEV during the first half of 2012. These expedited freight costs have mostly been recognized through the sale of the related inventory and we do not anticipate further impact from these shipments on our costs of sales in future periods. No further supply shortages are anticipated as a result of suspending production at Baxter, as we continue to distribute product manufactured by BMS Anagni.

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

Research and Development Expenses

Our research and development expenses consist of salaries and related employee benefits for our research and development team, manufacturing development activities, costs associated with clinical trials, and costs associated with non-clinical activities, such as expenses related to regulatory submissions. Our research and development expenses in 2011 were significantly lower than in 2010 because fewer resources were being utilized by the program since we received approval for OFIRMEV in November 2010. In addition, in November 2011, we implemented a restructuring of our workforce to focus our resources on the commercialization of OFIRMEV and reduce program costs that were not directly related to such efforts. This action resulted in a reduction in force of twelve employees in research and development, which has led to reduced research and development costs in 2012. However, we expect to incur additional research and development expenses related to OFIRMEV in future periods, specifically related to an FDA required post-approval clinical trial for OFIRMEV in pediatric patients under two years of age. We began enrolling patients in this clinical trial during the third quarter of 2012. However, it is difficult to anticipate the scope and magnitude of our future research and development expenses related to this trial and we may conduct additional clinical studies to expand the indications for OFIRMEV. Moreover, any product candidates we may in-license or acquire in the future may require significant research and development resources. Therefore, we are unable to estimate with any certainty the costs we will incur in completing our development efforts for OFIRMEV or any other product candidate we might acquire or in-license.

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

Our selling, general and administrative costs increased significantly following the approval of OFIRMEV in November 2010 as we hired our sales force and related personnel to support the commercial efforts for OFIRMEV and we continue to incur these costs. Further, we have incurred additional legal costs in 2012 related to our intellectual property litigation and we will continue to incur these costs as we enforce our intellectual property rights. Therefore, we expect to continue to incur significant selling, general and administrative expenses as we continue to execute our marketing and sales strategies for OFIRMEV, enforce our intellectual property rights and operate our business.

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

Our current loan and security agreement had a principal balance of $30.0 million as of September 30, 2012 and we are currently making interest-only payments on the outstanding balance of this facility, which will continue through December 2012. In January 2013, we will begin making equal monthly principal and interest payments to fully amortize the balance over a 30-month term. This facility has a fixed interest rate of 10.99% and, as we begin making principal payments, we anticipate that our interest expense will decline.

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

As of December 31, 2011, we had federal and state net operating loss carryforwards of approximately $306.5 million and $310.0 million, respectively. If not utilized, the net operating loss carryforwards will begin expiring in 2024 for federal purposes and 2014 for state purposes. Additionally, we had both federal and state research and development tax credit carryforwards of approximately $4.8 million and $2.8 million, respectively. The federal tax credits will begin expiring in

2024 unless previously utilized and the state tax credits carryforward indefinitely. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards and development tax credit carryforwards that could be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the utilization of the net operating losses and tax credits before they expire. We have not completed a Section 382/383 study to determine the impact ownership changes have had on our carryforwards, but expect to complete the analysis within the next six months. When the Section 382/383 study is completed, we may be required to change the unrecognized tax benefits recorded in our financial statements. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recognized any federal or state income tax benefit in our statement of operations and, due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

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

Revenue Recognition

We sell OFIRMEV to wholesalers and directly to hospitals and other end-user customers. Our primary distribution channel for OFIRMEV involves our third party logistics distributor, which distributes the product to independent wholesalers, which in turn distribute the product directly to hospitals and other end-user customers. We also sell the product directly to hospitals and other end-user customers, and we have contracted with group purchasing organizations which, along with our sales representatives, increase awareness of, and reduce market barriers for, OFIRMEV.

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

Our inventory costs consist primarily of our third-party manufacturing fees, indirect and personnel overhead costs, freight-in, and, if applicable, internal manufacturing overhead, as well as the cost of purchasing acetaminophen, the active pharmaceutical ingredient for OFIRMEV. Fixed production overheads are allocated to the unit production costs based upon normal production capacity. Unallocated overhead costs incurred during periods of abnormally low production or unplanned facility downtime are recognized as expense in the period in which they are incurred.

In February 2012, we placed certain inventory produced by Baxter on indefinite hold and temporarily suspended production of OFIRMEV by Baxter pending the outcome of an investigation into unidentified particulate matter observed during routine product stability testing. We recorded charges of $5.6 million for the fourth quarter of 2011 and $0.2 million for the first quarter of 2012 in cost of sales to fully write-down the value of this inventory. In July 2012, we decided to destroy this product as a result of a second voluntary recall of product manufactured by Baxter. The suspension of Baxter’s production remains in effect, pending the completion of the investigation into the root cause of the particulate matter. During this suspension, we transitioned the supply of OFIRMEV to BMS Anagni, which is presently acting as our sole supplier for the product. No supply shortages are anticipated as a result of suspending production at Baxter as we continue to distribute product manufactured by BMS Anagni.

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

Long-Lived Assets

A substantial portion of our capital assets are associated with our manufacturing equipment at Baxter, our initial third-party manufacturer. In building these assets and creating additional capacity, we have entered into agreements whereby we fund specified improvements to the facilities and the construction of the manufacturing equipment to be used for the production of OFIRMEV. During the build-out of the facility and construction of our equipment, we accrue for costs incurred based on factors such as estimates of work performed, milestones achieved and experience with similar contracts. As actual costs become known, we adjust our accruals accordingly.

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

In February 2012, we temporarily suspended production of OFIRMEV by Baxter due to our investigation into unidentified particulate matter in the product, which was observed during routine product stability testing. Production by Baxter remained suspended through September 30, 2012, and we are uncertain when Baxter will be able to resume production. The amount of time that will be required to complete the investigation is uncertain. Although we do not presently believe it is probable, it is reasonably possible that the manufacturing concerns may not be resolved timely, or at all. If this should occur, our estimate that we would recover the carrying value of the equipment from future operations could change and we may be required to record an impairment charge to reduce the carrying value of our manufacturing assets and our manufacturing equipment and facility construction assets in process. In addition, if the manufacturing concerns are resolved, but we do not complete our planned capacity expansion at the Baxter facility timely, or at all, we may still be required to record an impairment charge to reduce the carrying value of our manufacturing equipment and facility construction assets in process and record early-termination liabilities, if any. At September 30, 2012, the carrying value of the manufacturing assets on our balance sheet was $5.1 million and the manufacturing equipment and facility construction assets in process was $4.3 million.

Results of Operations

Three-Month Periods Ended September 30, 2012 and 2011

Revenue

During the three months ended September 30, 2012, we recognized $13.9 million of net revenue from the sale of OFIRMEV to hospitals and other end-users, an increase of $10.4 million, or approximately 300%, from the $3.5 million recognized during the three months ended September 30, 2011. This increase was primarily due to continued growth in our customer base since the launch of OFIRMEV in January 2011, an increase in the utilization of the product by these customers and the effect of a price increase in July 2012.

Cost and Expenses

Cost of Sales. Our cost of sales for the three months ended September 30, 2012, was $6.1 million, or 44% of net product revenue, as compared to $2.3 million, or 65% of net product revenue, for the comparable period in 2011. The increase in the total cost of sales for the three months ended September 30, 2012, was primarily due to our increased sales during the current period as compared to the 2011 period. As a percentage of net product revenue, our costs of sales during the 2012 period declined as we realized economies of scale on increased sales volume. Further, we realized additional margin on sales as a result of our July 2012 price increase. However, the efficiencies and price increase impact realized during the three months ended September 30, 2012 were partially offset by unabsorbed manufacturing costs that we continued to incur related to our Baxter manufacturing assets. Our costs of sales for the three months ended September 30, 2011, were negatively impacted by inefficiencies in our manufacturing operations and an accrual for minimum royalty obligations.

Research and Development Expenses. Research and development expenses increased $0.5 million for the three months ended September 30, 2012, to $2.2 million, from $1.7 million for the three months ended September 30, 2011. This increase was primarily due to severance obligations related to the departure of two officers. The severance obligations related to these terminations, which were consistent with the Company’s current focus on commercialization rather than new product development, included approximately $0.3 million of non-cash stock-based compensation expense for the three months ended September 30, 2012.

We began enrollment in our FDA required post-approval clinical trial for OFIRMEV in pediatric patients under two years of age during the three months ended September 30, 2012, resulting in approximately $0.2 million of incremental expenses related to this trial.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.1 million, to $20.0 million, for the three months ended September 30, 2012, compared to $19.9 million for the comparable period in 2011. This increase was mostly attributable to additional legal expenses incurred during the 2012 period related to our intellectual property litigation as compared to the 2011 period. These additional costs were mostly offset by a reduction in selling-related costs, primarily from a reduction in marketing program expenditures incurred during the three months ended September 30, 2012 as compared to the 2011 period.

Nine-Month Periods Ended September 30, 2012 and 2011

Revenue

During the nine months ended September 30, 2012, we recognized $33.0 million of net product revenue from the sale of OFIRMEV to hospitals and other end-users, an increase of $27.4 million from the $5.6 million recognized during the nine months ended September 30, 2011. This increase was primarily related to the continued growth in our customer base and the increase in utilization by these customers since we launched the product in January 2011.

During the nine months ended September 30, 2011, we also recognized $5.2 million of revenue related to our data license agreement with Terumo, for which data was provided and consulting hours were incurred pursuant to the terms of the agreement. During the nine months ended September 30, 2012, less than $0.1 million of revenue related to this agreement was recognized for additional consulting hours rendered during the period and as of September 30, 2012, we continued to record less than $0.1 million of deferred revenue on our balance sheet related to un-recognized consulting revenue.

Cost and Expenses

Cost of Sales. Our cost of sales for the nine months ended September 30, 2012, was $16.1 million, or 49% of net product revenue, as compared to $3.6 million, or 64% of net product revenue, for the comparable period in 2011. The increase in the total cost of sales for the nine months ended September 30, 2012 was primarily due to the increased sales during the current period as compared to the 2011 period. As a percentage of net product revenue, our costs of sales were lower during the 2012 period as we realized economies of scale on increased sales volume. However, the efficiencies realized in 2012 were partially offset by higher freight costs related to our supply disruption during the first quarter of the year, unabsorbed manufacturing costs and an inventory write-down. These excess costs were mostly related to our suspension of production by Baxter in connection with an ongoing investigation into the cause of unidentified particulate matter observed in the product during routine product stability testing. More specifically, as a result of this investigation, we placed certain inventory produced by Baxter on indefinite hold and fully wrote-down the value of that inventory. We also incurred expedited freight costs on certain shipments of OFIRMEV from BMS Anagni in order to meet demand for OFIRMEV following the temporary suspension of manufacturing at Baxter’s facility, and we continue to incur certain fixed manufacturing costs at the Baxter manufacturing site.

Research and Development Expenses. Research and development expenses decreased $1.6 million for the nine months ended September 30, 2012, to $5.4 million, from $7.0 million for the nine months ended September 30, 2011. This decrease was primarily due to a reduction in labor related costs as a result of a reduction in force implemented in the fourth quarter of 2011, partially offset by severance related costs incurred during the third quarter of 2012 related to the departure of two officers, a significant portion of which was related to non-cash stock-based compensation charges. These departures were made in connection with our current focus on commercialization, rather than new product development. The reduction in force implemented in 2011 mostly impacted our research and development group as we reallocated our resources to focus on the commercialization of OFIRMEV and reduce program costs that were not directly related to such efforts.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.8 million, to $66.8 million, for the nine months ended September 30, 2012, compared to $61.0 million for the comparable period in 2011. This increase was mostly attributable to higher legal expenses incurred related to our intellectual property litigation and increased commissions earned by our hospital sales force in 2012 as a result of our increased revenue during the current year.

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

In developing products we acquire or in-license, we may incur substantial capital resource outlays, which we may not recover quickly, or at all. For example, we have incurred over $44.3 million in research and development costs through September 30, 2012, specific to the OFIRMEV development program. However, our total investment in the OFIRMEV program is significantly higher, as these costs do not include a substantial portion of our internal costs, such as salaries and related personnel costs, which are not tracked on a project basis, as well as the up-front fee and milestone payments that we have already paid and that are potentially due in the future periods. In January 2011, we commenced sales of OFIRMEV, and as of September 30, 2012, we have realized over $44.0 million in total net revenue from OFIRMEV. However, we continue to operate at a loss and will remain in a loss position until we can generate a sufficient amount of revenue from sales of OFIRMEV to cover our costs, if ever.

We have incurred significant net losses since our inception and, as of September 30, 2012, we had accumulated a deficit of $426.2 million. A significant portion of these costs have been incurred in connection with research and development activities, including license fees, costs of clinical trial activities associated with our product candidates, our commercial operations and infrastructure, manufacturing development activities and general and administrative expenses. We have continued to incur operating losses in connection with our commercial launch of OFIRMEV, including the marketing and sales efforts for the product. Further, we could incur additional expenses, which may be significant, if we acquire or in-license additional products, technologies or businesses that are complementary to our own.

Since inception, our operations have been financed primarily through the sale of equity securities, in both public and private offerings. From our inception through September 30, 2012, we have received net proceeds of approximately $443.7 million from the sale of our preferred stock, common stock and warrants to purchase common stock. Through September 30, 2012, the sales of shares of our preferred stock, common stock and warrants were as follows:

•

from July 2004 to September 2012 (excluding our initial public offering, our February 2008 registered direct offering, our February 2009 private placement and our 2010 and 2011 public offerings), we issued and sold a total of 3,109,084 shares of common stock to our founders, employees, directors and consultants for aggregate net proceeds of $2.7 million;

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

Additionally, we have obtained growth capital through loans with Oxford Finance LLC, Silicon Valley Bank and General Electric Capital Corporation. As of September 30, 2012, the current secured credit facility with this syndicate had an outstanding principal balance of $30.0 million and we had no further credit available under this facility. We are currently making interest-only payments on the outstanding balance of this facility, which will continue through December 2012. In January 2013, we will begin making equal monthly principal and interest payments to fully amortize the balance over a 30-month term. In connection with the establishment of our loan agreements, we have issued warrants to the lenders to purchase shares of our stock. As of September 30, 2012, 63,079 shares of common stock had been issued from the exercise of such warrants. Warrants to purchase an additional 50,331 common shares at $12.67 per share, 254,793 common shares at $7.0645 per share and 158,311 common shares at $3.79 per share, remain outstanding from our loan agreements at September 30, 2012.

Liquidity

As of September 30, 2012, we had $69.4 million in cash and cash equivalents, a decrease of $13.2 million from $82.6 million at December 31, 2011. This decrease was primarily due to the cash used to fund our operations during the nine months ended September 30, 2012 of $51.3 million, $39.5 million of which was funded through net maturities of our marketable securities during the period. In addition, we used $1.5 million of cash for the purchase of property and equipment and received proceeds from stock option exercises of $0.1 million during the nine months ended September 30, 2012.

The $51.3 million of cash used in operations during the nine months ended September 30, 2012, represents a decrease of $9.5 million from the $60.8 million of cash used in operations during the nine months ended September 30, 2011. This reduced cash burn is primarily due to our reduced operating loss, combined with a reduction in our working capital requirements for the nine month ended September 30, 2012, as compared to the 2011 period. For example, during the nine months ended September 30, 2012, we recorded a net loss of $59.6 million, a decrease of $5.8 million from the $65.4 million recorded during the comparable period in 2011, primarily due to increased revenue during the 2012 period. Moreover, during the nine months ended September 30, 2012, we consumed approximately $1.6 million to support our working capital requirements, a reduction of $3.7 million from the approximately $5.3 million used during the same period in 2011. This reduction in cash expenditures primarily relates to the additional cash used in establishing our initial inventory levels during 2011, whereas during the 2012 period we spent fewer resources in maintaining an adequate supply of product as we transitioned between suppliers.

Due to our increased revenue in 2012 as compared to 2011, we have also experienced a corresponding increase in our accounts receivable balance. As of September 30, 2012, our accounts receivable balance was $6.8 million, an increase of $4.1 million from December 31, 2011. Despite this increase in our accounts receivable balance, however, our days sales outstanding, as calculated by wholesaler shipments, has remained low at approximately 36 days. Furthermore, we have not incurred bad debt expense on any customer through September 30, 2012. Similarly, our accounts payable and accrued expenses balances have also increased, from a consolidated balance of $14.7 million at December 31, 2011, to $18.6 million at September 30, 2012, or an increase of $3.9 million.

Our net property and equipment balance at September 30, 2012, decreased $0.6 million to $10.0 million from $10.6 million as of December 31, 2011, primarily due to depreciation taken during the nine months ended September 30, 2012, partially offset by purchases of manufacturing equipment. These capital purchases were mostly related to our plans to expand the manufacturing capacity at Baxter, which would include our funding of all capital and facility improvements, however, until the investigation into the cause of the particulate matter found in stability testing samples of product manufactured by Baxter is completed, we have suspended negotiations with Baxter regarding this expansion. As a result, we cannot reasonably estimate the cost, or timing, of any such expansion at this time.

As of September 30, 2012, our investments in marketable securities balance was $5.2 million, a decrease of $39.4 million from $44.6 million at December 31, 2011. The decrease was due to maturities of our investments which were used to support our operations during the nine months ended September 30, 2012.

Capital Resources

Our cash, cash equivalents and short-term investment balances and the revenue we generate from the sale of OFIRMEV are our primary source of liquidity and currently the only sources available to us. We believe that these sources will provide us with sufficient financial resources to fund our operations and service our existing debt, at a minimum, for the next twelve months. However, our future funding requirements will depend on many factors, including, but not limited to:

•	our ability to successfully market and sell OFIRMEV;

•

our capacity to manage our commercial infrastructure and related expenses, including our sales and marketing personnel and our agreements with third parties for warehousing, distribution, cash collection and related commercial activities;

•	our execution of acquisition, in-licensing, co-promotion, or similar agreements for new products, and the timing of payments we may make or receive under these arrangements;

•	variations in the level of expenses related to our development programs for any future product candidates;

•	costs associated with our ongoing intellectual property lawsuits related to OFIRMEV, and any product liability or other litigation in which we may become involved;

•	costs associated with any product recall or investigation into quality concerns;

•	regulatory developments affecting OFIRMEV or the products or product candidates of our competitors;

•	the level of underlying hospital demand for OFIRMEV and wholesalers’ buying patterns; and

•	any determination to acquire any other product or product candidates, including the exercise of our option to acquire Incline.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2012.

Recent Accounting Pronouncements

See Note 3 to the Notes to Condensed Financial Statements in Item 1 above for further discussion of recent accounting pronouncements.

Caution on Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, includes forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Forward-looking statements discuss matters that are not historical facts, and include, but are not limited to discussions regarding our business, prospects, regulatory and commercialization strategies, growth strategy, future revenue, projected costs, competition, industry, regulatory environment, economic conditions, financial condition, liquidity and capital resources and results of operations. In this Quarterly Report, for example, we make forward-looking statements regarding: the possibility that the manufacturing concerns with Baxter may not be resolved in a timely manner, or at all, and the prospect that this or the associated delay in the manufacturing capacity expansion could lead to carrying value impairments; statements regarding storage and destruction fees for the recalled lots of OFIRMEV and the potential for additional vials to be returned under the recall of Baxter-manufactured OFIRMEV; our expectation that no supply shortages or additional expedited freight charges will result from the recall of Baxter-manufactured OFIRMEV; our expectations regarding the sufficiency of our capital resources to fund our operations; the potential for us to ultimately acquire Incline or other products or product candidates; the potential for us to commercialize OFIRMEV in Canada; and our ability to execute our strategies for acquiring, in-licensing, developing and commercializing proprietary products principally for use in the hospital setting. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words, “believe,” “may,” “might,” “can,” “could,” “will,” “would,” “should,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” or similar expressions.

While we believe that the expectations reflected in this Quarterly Report are reasonable, the inclusion of any forward-looking statements should not be regarded as a representation that any of our plans will be achieved. Our actual results may differ from those anticipated in our forward looking statements as a result of various factors, including those set forth below under the caption “Part II, Item 1A — Risk Factors” and the differences may be material. These risk factors include, but are not limited to: our dependence on the successful commercialization of OFIRMEV, which is our only product; our ability to achieve broad market acceptance and generate revenues from sales of OFIRMEV; our dependence on our contract manufacturers and our ability to ensure an adequate and continued supply of OFIRMEV to meet market demand, including timely resolution of our investigation and implementation of any necessary corrective and preventive actions related to the Baxter manufacturing process; our ability to successfully enforce our marketing exclusivities and intellectual property rights, and to defend the patents covering OFIRMEV, including in current intellectual property litigation with the parties that have submitted abbreviated new drug applications (“ANDAs”) for generic versions of OFIRMEV; the potential that we may be required to continue intellectual property litigation for substantial lengths of time or file additional lawsuits to defend our patent rights from challenges by companies that have submitted ANDAs for generic versions of OFIRMEV, and the substantial costs associated with such lawsuits; the potential introduction of generic competition to OFIRMEV in the event we are unsuccessful in current or future intellectual property litigation; our dependence on our licensors for the maintenance and enforcement of our intellectual property rights; the potential product liability exposure associated with pharmaceutical products such as OFIRMEV and other products we may in-license or acquire; our ability to fully comply with numerous federal, state and local laws and regulatory requirements that apply to our commercial activities; public concern regarding the safety of drug products such as OFIRMEV, which could result in the implementation by regulatory agencies of new requirements, including unfavorable information in the labeling for OFIRMEV; the risk that we may not be able to raise sufficient capital when needed, or at all; and other risks detailed below under Part II — Item 1A — Risk Factors and in our periodic public filings with the SEC; and other risks detailed below under Part II — Item 1A — Risk Factors and in our periodic public filings with the SEC. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. All forward-looking statements are qualified in their entirety by this cautionary statement and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof. This caution is made under the safe harbor provisions of Section 21E of the Private Securities Litigation Reform Act of 1995.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our cash equivalents and short-term investments are classified as available-for-sale. As of September 30, 2012, our holdings consisted of investments in money market funds, corporate debt obligations, debt obligations of municipalities and certificates of deposit. These investments were made in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.

We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe our cash, cash equivalents and investment securities have significant risk of default or illiquidity. We made this determination based on discussions with our investment advisors and a review of our holdings. While we believe our cash, cash equivalents and investment securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. All of our investments are held at fair value. The following table shows the fair value of our cash equivalents and investments as of September 30, 2012 (in thousands):

	Amortized Cost Basis	Fair Value
Cash equivalents	$67,812	$67,812
Short-term investments	$5,159	$5,159

Debt

Our current loan and security agreement has a fixed interest rate. Consequently, we do not have significant interest rate cash flow exposure on our debt. The principal balance of the loan under the agreement at September 30, 2012 was $30.0 million, and is collateralized by substantially all of our assets (excluding intellectual property). Under the terms of the agreement, we are precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and are subject to various non-financial covenants and prepayment penalties. We believe we were in compliance will all such covenants under the agreement as of September 30, 2012.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of disclosure controls and procedures. As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In August 2011, we and SCR Pharmatop S.A., or Pharmatop, filed suit in the United States District Court for the District of Delaware against Paddock Laboratories, Inc., Perrigo Company and Paddock Laboratories, LLC, collectively referred to herein as Paddock, and against Exela Pharma Sciences, LLC, Exela PharmaSci, Inc. and Exela Holdings, Inc., collectively referred to herein as Exela. The lawsuit follows the notices that we received in July 2011 from each of Paddock and Exela concerning their filings of Abbreviated New Drug Applications, or ANDAs, containing a “Paragraph IV” patent certification with the FDA for a generic version of OFIRMEV. In the lawsuit, we allege that Paddock and Exela have each infringed U.S. Patent Nos. 6,028,222, or the ‘222 patent, and 6,992,218, or the ‘218 patent, by filing their respective ANDAs seeking approval from the FDA to market a generic version of OFIRMEV prior to the expiration of these patents. The ‘222 and the ‘218 patents are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. The intellectual property lawsuit was filed within 45 days of receipt of the pertinent notice letters, thereby triggering a stay of FDA approval of the Paddock ANDA and the Exela ANDA until the earlier of the expiration of a 30-month period, the expiration of the ‘222 and ‘218 patents, the entry of a settlement order or consent decree stating that the ‘222 and ‘218 patents are invalid or not infringed, a decision in the case concerning infringement or validity that is favorable to Paddock or Exela, or such shorter or longer period as the Court may order. Each of Paddock and Exela has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, and has also filed counterclaims. On August 22, 2012, after comprehensive briefing and oral argument, Judge Leonard P. Stark issued an order adopting our proposed patent term constructions with respect to a majority of the disputed issues. Judge Stark’s ruling is available on the District Court’s website at http://www.ded.uscourts.gov/judges-info/opinions. A date for the bench trial in this case has been tentatively scheduled for May 2013. In addition, in May 2012, Exela informed the Court that it filed suit in the United States District Court for the Eastern District of Virginia against the United States Patent and Trademark Office, or USPTO, for declaratory judgment seeking a reversal of the decision by the USPTO refusing to act on a petition by Exela to vacate the USPTO’s April 2003 order reviving the international application for the ‘218 patent. The lawsuit followed the USPTO’s rejection of Exela’s petition to the USPTO filed in November 2011, which sought to vacate the April 23, 2003 order granting Pharmatop’s petition to revive the ‘218 patent. The USPTO determined that Exela lacks standing to seek such relief. Exela also seeks declaratory judgment that the USPTO’s rules and regulations that allow for revival of abandoned, international patent applications under the “intentional” standard are invalid, and similar relief in connection with one or more counterclaims it has filed in the Delaware litigation. The Court denied the USPTO’s motion to dismiss Exela’s lawsuit. A decision by the Court in favor of Exela could result in the invalidation of the ‘218 patent. Regardless of the outcome of any litigation, no ANDA can receive final approval from the FDA before expiration of the regulatory exclusivity period for OFIRMEV. Specifically, the FDA has granted OFIRMEV three years of regulatory exclusivity, which expires November 2, 2013. We intend to vigorously enforce our intellectual property rights relating to OFIRMEV to prevent the marketing of infringing generic products prior to the expiration of our patents. The ‘222 patent expires August 5, 2017 (or February 5, 2018 if pediatric exclusivity is granted) and the ‘218 patent expires June 6, 2021 (or December 6, 2021 if pediatric exclusivity is granted). However, given the unpredictability inherent in litigation, we cannot predict the outcome of this matter or any other litigation. Regardless of how this litigation is ultimately resolved, this matter may be costly, time-consuming and distracting to our management, which could have a material adverse effect on our business. At this time, we are unable to estimate possible losses or ranges of losses for current litigation, and we have not accrued any amounts for current litigation other than ongoing attorney’s fees.

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

Further, in July 2012, we announced a second voluntary recall of product manufactured at Baxter’s facility due to the presence of unidentified, visible particles in a limited number of vials from one lot of the product, which were detected during routine stability testing. Although we have received no adverse event reports associated with the particulate matter, and no product complaints involving similar particulate matter have been received, we decided to recall all remaining lots of OFIRMEV manufactured by Baxter as a precautionary measure. All of the 41 recalled lots had expired as of September 30, 2012, and, as of that date, fewer than 4,000 vials from these lots had been returned. The suspension of Baxter’s manufacturing of the product remains in effect pending our investigation to determine the root cause of the particulate matter.

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

Competitors may seek to develop alternative formulations of intravenous acetaminophen for our targeted indications that do not directly infringe our in-licensed patent rights. The commercial opportunity for OFIRMEV could be significantly harmed if competitors are able to develop alternative formulations outside the scope of our in-licensed patents. In August 2011, we and Pharmatop filed suit in the United States District Court for the District of Delaware against Paddock and Exela alleging that each has infringed the ‘222 and ‘218 patents, which are listed in the Orange Book for OFIRMEV, by filing their respective ANDA seeking approval from the FDA to market a generic version of OFIRMEV prior to the expiration of these patents. The intellectual property lawsuit was filed within 45 days of receipt of the pertinent notice letters, thereby triggering a stay of FDA approval of the Paddock ANDA and the Exela ANDA. Regardless of the outcome of any litigation, no ANDA can receive final approval from the FDA before expiration of the regulatory exclusivity period for OFIRMEV. We intend to vigorously enforce our intellectual property rights relating to OFIRMEV to prevent the marketing of infringing generic products prior to the expiration of our patents. However, given the unpredictability inherent in litigation, we cannot predict the outcome of this matter or guarantee the outcome of any litigation. In addition, we are aware of several third-party U.S. and Canadian patents and patent applications directed to various potential injectable formulations of acetaminophen, including intravenous formulations, as well as methods of making and using these potential formulations. Compared to us, many of our potential competitors have substantially greater:

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

•

we may incur unexpected costs in order to ensure a sufficient supply of OFIRMEV from our contract manufacturers in order to meet customer demand, including any replacement of product or write down of inventory related to any product recall or other quality issue, or we may be required to pay fees based on minimum purchase obligations; and

•

we may be required to file lawsuits to defend our patent rights or regulatory exclusivities from challenges by companies seeking to market generic versions of intravenous acetaminophen, such as our intellectual property litigation, including any such costs we may be required to expend if our licensors are unwilling or unable to do so.

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

We believe we have sufficient financial resources to fund our projected operating requirements, at a minimum, for the next twelve months. This estimate does not reflect any exercise of our right to acquire Incline or participation in other strategic transactions. We have based this estimate on assumptions that may prove to be wrong and we could spend our available financial resources faster than we currently expect. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to reduce the scope of or eliminate some or all of our sales, marketing and commercialization efforts for OFIRMEV, or we may not be able to adequately fund our intellectual property litigation, which could decrease sales of this product and have a material adverse effect on our financial condition, stock price and operations.

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

For example, as a condition of the approval of OFIRMEV, we are required to complete an efficacy, pharmacokinetic and pharmacodynamic study of OFIRMEV in pediatric patients under two years of age, and to submit the final results of this clinical trial to the FDA. Depending on the outcome of this study, we may be unable to expand the indications for OFIRMEV or we may be required to include specific warnings or limitations on dosing this product, which could negatively impact our sales of OFIRMEV. Enrollment in this study began in the third quarter of 2012.

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

We are subject to new legislation, regulatory proposals and healthcare payor initiatives that may increase our costs of compliance and adversely affect our ability to market our products, obtain collaborators and raise capital.*

In March 2010, the President signed the Patient Protection and Affordable Care Act, or PPACA, which makes extensive changes to the delivery of health care in the U.S. The PPACA includes numerous provisions that affect pharmaceutical companies, some of which became effective immediately and others of which will be taking effect over the next several years. For example, the PPACA seeks to expand health care coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The PPACA will also impose substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit, an annual fee imposed on all manufacturers of brand prescription drugs in the U.S., and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics. The PPACA also contains cost containment measures that could reduce reimbursement levels for health care items and services generally, including pharmaceuticals. It also will require reporting and public disclosure of payments and other transfers of value provided by pharmaceutical companies to physicians and teaching hospitals. We cannot predict what effect the PPACA or other healthcare reform initiatives that may be adopted in the future will have on our business. Several lawsuits were filed challenging the constitutionality of provisions of the PPACA, with varying results. Although the U.S. Supreme Court recently upheld most of the PPACA, it remains unclear whether there will be any changes made to provisions of the PPACA or other health care laws through acts of Congress in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care services to contain or reduce costs of health care could result in decreased net revenues from our pharmaceutical products and decrease potential returns from our development efforts. Although there is some uncertainty as to the exact extent of the requirements and definitive guidance has not yet been provided by the government, it is currently anticipated that data collection requirements will begin no earlier than January 1, 2013. In addition, pharmaceutical and device manufacturers will also be required to report and disclose investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties for payments, transfers of value or ownership or investment interests not reported in an annual submission. Compliance with the PPACA and state laws with similar provisions is difficult and time consuming, and companies that do not comply with these state laws face civil penalties. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We may never receive approval outside of the U.S. to commercialize OFIRMEV or any other products or product candidates we may acquire.*

Our rights to OFIRMEV include Canada, as well as the U.S. In order to market OFIRMEV, and any other products or product candidates we may acquire, in Canada or other jurisdictions outside of the U.S., we must comply with numerous and varying regulatory requirements of other countries regarding non-clinical testing, manufacturing, clinical safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. For example, in July 2012, we filed a New Drug Submission for OFIRMEV with Health Canada which was accepted for review in August 2012. We are currently evaluating the commercial prospects and partnering opportunities for the product in Canada and anticipate that the product would not be approved by Canadian regulatory authorities for at least 18 months after this submission, if at all. The regulatory approval process in other countries may include all of the risks detailed above as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the U.S. As described above, such effects include the risks that OFIRMEV and any other products may not be approved for all indications requested, which could limit the uses of our products and have an adverse effect on product sales and potential royalties, and that any regulatory approvals we may obtain may be subject to limitations on the indicated uses for which our products may be marketed or require us to perform costly, post-marketing follow-up studies.

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

If the government or third-party payors fail to provide coverage and adequate coverage and payment rates for OFIRMEV or any future products we may license or acquire, if any, or if hospitals choose to use therapies that are less expensive, our revenue and prospects for profitability will be limited.*

In both domestic and foreign markets, our anticipated sales of OFIRMEV or any future products will depend in part upon the availability of coverage and reimbursement from third-party payors. Such third-party payors include government health programs such as Medicare, managed care providers, private health insurers and other organizations. In particular, many U.S. hospitals receive a fixed reimbursement amount per procedure for certain surgeries and other treatment therapies they perform. Because this amount may not be based on the actual expenses the hospital incurs, hospitals may choose to use therapies which are less expensive when compared to our products. In addition, some third-party payors are emphasizing the substitution of branded pharmaceuticals with less expensive generic equivalents. An increase in the sales of generic pharmaceutical products could result in a decrease in revenues of branded pharmaceuticals. While there are no generic equivalents competing with OFIRMEV at this time, in the future we could face generic competition. In August 2011, we and Pharmatop filed suit in the United States District Court for the District of Delaware against Paddock and Exela alleging that each has infringed the ‘222 and ‘218 patents, which are listed in the Orange Book for OFIRMEV, by filing their respective ANDA seeking approval from the FDA to market a generic version of OFIRMEV prior to the expiration of these patents. The intellectual property lawsuit was filed within 45 days of receipt of the pertinent notice letters, thereby triggering a stay of FDA approval of the Paddock ANDA and the Exela ANDA. Regardless of the outcome of any litigation, no ANDA can receive final approval from the FDA before expiration of the regulatory exclusivity period for OFIRMEV. We intend to vigorously enforce our intellectual property rights relating to OFIRMEV to prevent the marketing of infringing generic products prior to the expiration of our patents. However, given the unpredictability inherent in litigation, we cannot predict the outcome of this matter or guarantee the outcome of any litigation.

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

As of September 30, 2012, we had approximately 215 employees. The commercial launch of OFIRMEV in January 2011 required us to substantially expand our managerial, commercial, financial and other personnel resources, particularly in sales and marketing positions. Additionally, beginning in November 2011, we implemented a reduction in force of 17 employees, or approximately 7% of our total work force at that time, primarily in our development and general and administrative areas. This action was taken in order to focus our resources on commercialization activities for OFIRMEV and to reduce programmatic costs not directly associated with such efforts. Despite these efforts, our management, personnel, systems and facilities currently in place may not be adequate to support our commercially-focused organization, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses. The failure to do so could have a significant negative impact on our future product revenues and business results.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the expertise of our senior management, particularly Theodore R. Schroeder, our President and Chief Executive

Officer, William R. LaRue, our Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary, and Scott A. Byrd, our Senior Vice President and Chief Commercial Officer. If we lose one or more of these key employees, our ability to successfully implement our business strategy could be seriously harmed. Replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel. Although we have employment agreements with Mr. Schroeder, Mr. LaRue and Mr. Byrd, these agreements are terminable at will at any time with or without notice and, therefore, we may not be able to retain their services as expected. During the third quarter of 2012, our former Executive Vice President and Chief Medical Officer departed in connection with our current focus on commercialization, rather than new product development. Any attempt to develop new products in the future could be limited unless we were able to hire a suitable replacement.

In addition, we have scientific and clinical advisors who assist us in product development and clinical strategies. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us, or may have arrangements with other companies to assist in the development of products that may compete with ours.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our drug development programs. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability and our operations may be set back.

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

Two third-parties have challenged, and additional third parties may challenge, the patents covering OFIRMEV, which could result in the invalidation or unenforceability of some or all of the relevant patent claims. For example, if a third party files an ANDA for a generic drug product containing acetaminophen and relies in whole or in part on studies conducted by or for us, the third party will be required to certify to the FDA that, in the opinion of that third party, the patent listed in the Orange Book for a branded product is invalid, unenforceable, or will not be infringed by the manufacture, use or sale of the third party’s generic drug product. A third party certification that the new product will not infringe the Orange Book-listed patents for OFIRMEV, or that such patents are invalid, is called a Paragraph IV patent certification. If the third party submits a Paragraph IV patent certification to the FDA, a notice of the Paragraph IV patent certification must also be sent to us once the third-party’s ANDA is accepted for filing by the FDA. A lawsuit may then be initiated to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of the receipt of notice of a Paragraph IV patent certification automatically prevents the FDA from approving the ANDA until the earlier of the expiration of a 30-month period, the expiration of the patents, the entry of a settlement order stating that the patents are invalid or not infringed, a decision in the infringement case that is favorable to the ANDA applicant, or such shorter or longer period as the court may order. If a patent infringement lawsuit is not initiated within the required 45-day period, the third-party’s ANDA will not be subject to the 30-month stay.

In August 2011, we and Pharmatop filed suit in the United States District Court for the District of Delaware against Paddock and Exela alleging that each has infringed the ‘222 and ‘218 patents, which are listed in the Orange Book for OFIRMEV, by filing their respective ANDA seeking approval from the FDA to market a generic version of OFIRMEV prior to the expiration of these patents. The intellectual property lawsuit was filed within 45 days of receipt of the pertinent notice letters, thereby triggering a stay of FDA approval of the Paddock ANDA and the Exela ANDA. Regardless of the outcome of any litigation, no ANDA can receive final approval from the FDA before expiration of the regulatory exclusivity period for OFIRMEV. We intend to vigorously enforce our intellectual property rights relating to OFIRMEV to prevent the marketing of infringing generic products prior to the expiration of our patents. However, given the unpredictability inherent in litigation, we cannot predict the outcome of this matter or guarantee the outcome of any litigation.

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

Patent applications in the U.S. are maintained in confidence for at least 18 months after their earliest effective filing date. Consequently, we cannot be certain that our licensors were the first to invent or the first to file patent applications on our products or product candidates. In the event that a third party has also filed a U.S. patent application relating to our products or product candidates or a similar invention, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention in the U.S. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect our drug market.

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

Risks Related to Our Finances and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.*

We began generating revenues from the commercialization of OFIRMEV in January 2011. Prior to that time, we focused primarily on in-licensing and developing OFIRMEV and our former product candidate, omiganan pentahydrochloride, with the goal of supporting regulatory approval for these product candidates. We have incurred losses in each year since our inception in May 2004, including net losses of $93.0 million, $56.6 million and $45.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of September 30, 2012, we had an accumulated deficit of $426.2 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and our working capital. For example, while our development expenses decreased in 2011 and 2010 due to the completion of our clinical development program for OFIRMEV and the discontinuation of our development program for our omiganan pentahydrochloride product candidate in 2009, we have incurred increased commercialization and marketing expenses since 2010 in connection with our launch of OFIRMEV. Further, since the launch of OFIRMEV, we have also incurred significant increased sales, marketing and outsourced manufacturing expenses. In addition, we are required to pay a minimum annual royalty under our license agreement for OFIRMEV and we have minimum purchase obligations under our supply agreements with our contract manufacturers for OFIRMEV. If our sales of OFIRMEV are insufficient to meet our minimum annual royalty obligations, we will be required to make larger royalty payments than would have otherwise been required based on sales of OFIRMEV alone. As a result, we expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

The use of our net operating loss carryforwards and research tax credits may be limited.*

Our net operating loss carryforwards and research and development tax credits may expire and not be used. As of December 31, 2011, we had generated federal and state net operating loss carryforwards of approximately $306.5 million and $310.0 million, respectively. We also had federal and state research and development tax credit carryforwards of approximately $4.8 million and $2.8 million, respectively. Our net operating loss carryforwards will begin expiring in 2024 for federal purposes and 2014 for state purposes if we have not used them prior to that time. Our federal tax credits will begin expiring in 2024 unless previously used and our state tax credits carryforward indefinitely. Additionally, under Internal Revenue Code Sections 382 and 383, the annual use of our net operating loss carryforwards and research tax credits will be limited in the event a cumulative change in our ownership occurs within a three-year period. We expect to complete an analysis as to whether such a change of ownership has occurred in the next six months, and in such an event, we may be limited to the amount of net operating loss carryforwards and research tax credits that could be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. In addition, certain states have suspended the use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. Currently, California allows companies to utilize their net operating losses, however, new legislation could suspend the use of those losses in the future. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our operating results and financial condition.

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

The trading prices for our common stock during the 52 weeks ending September 30, 2012 ranged from a high of $6.99 to a low of $2.56. The market price of our common stock is likely to continue to be highly volatile and may fluctuate substantially due to many factors, including:

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

As of September 30, 2012, our executive officers and directors and their affiliates together controlled approximately 30% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets, and might affect the prevailing market price of our common stock.

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

CADENCE PHARMACEUTICALS, INC.

Dated: November 6, 2012	By:	/S/ WILLIAM R. LARUE
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