Form 10-Q
period 2013-03-31
CADENCE PHARMACEUTICALS INC
filed 2013-05-03
CIK 1333248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of April 30, 2013, there were 85,801,664 shares of the registrant’s Common Stock outstanding.

CADENCE PHARMACEUTICALS, INC.

1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CADENCE PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,495	$58,327
Investments in marketable securities	3,745	3,745
Restricted cash	640	640
Accounts receivable, net	8,908	6,152
Inventory	6,083	6,498
Prepaid expenses	1,955	1,064
Other current assets	86	90

Total current assets	81,912	76,516
Property and equipment, net	1,905	1,967
Intangible assets, net	11,754	12,090
Other assets	90	7,106

Total assets	$95,661	$97,679

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,808	$5,796
Accrued liabilities	12,532	12,969
Deferred revenue	-	2,234
Current debt, less discount of $93 and $—, respectively	2,552	-

Total current liabilities	20,892	20,999
Long-term debt, less current portion and discount of $967 and $1,182, respectively	26,388	28,818
Other liabilities	233	51

Total liabilities	47,513	49,868

Commitments and contingencies (Note 11)

Stockholders’ equity :
Common stock, $0.0001 par value; 200,000,000 shares authorized, 85,683,981 shares and 85,668,668 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	9	9
Additional paid-in capital	497,158	495,458
Accumulated other comprehensive income	-	-
Accumulated deficit	(449,019)	(447,656)

Total stockholders’ equity	48,148	47,811

Total liabilities and stockholders’ equity	$95,661	$97,679

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Product revenue, net	$23,612	$8,004

Total revenues	23,612	8,004

Costs and expenses:
Cost of product sales	8,167	4,246
Amortization of patent license	336	336
Research and development	1,363	1,511
Selling, general and administrative	21,635	23,531
Other	50	-

Total costs and expenses	31,551	29,624

Loss from operations	(7,939)	(21,620)

Other (expense) income:
Interest income	22	36
Interest expense	(1,100)	(1,099)
Other income	7,654	10

Total other income (expense), net	6,576	(1,053)

Net loss	$(1,363)	$(22,673)

Basic and diluted net loss per share	$(0.02)	$(0.27)

Shares used to compute basic and diluted net loss per share	85,672	85,519

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Net loss	$(1,363)	$(22,673)

Other comprehensive income (loss):
Net unrealized loss on securities available for sale	-	(1)

Other comprehensive income (loss)	-	(1)

Comprehensive loss	$(1,363)	$(22,674)

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net loss	$(1,363)	$(22,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	89	411
(Gain) on disposal of assets	(7,654)	-
Inventory write-down	-	163
Stock-based compensation	1,647	2,870
Non-cash interest expense	4	7
Amortization of intangible assets	336	336
Amortization of discount on note payable	122	135
Amortization of premiums (accretion of discounts) on available-for-sale securities	(1)	(10)
Changes in operating assets and liabilities:
Accounts receivable	(2,756)	(493)
Inventory	415	(1,336)
Prepaid expenses and other assets	(875)	(323)
Accounts payable	12	1,336
Deferred revenue	(2,234)	304
Accrued liabilities and other liabilities	(255)	1,028

Net cash used in operating activities	(12,513)	(18,245)

Investing activities
Maturities and sales of marketable securities	-	22,050
Proceeds from the sale of Incline option and preferred shares	14,654	-
Purchases of property and equipment	(26)	(446)

Net cash provided by investing activities	14,628	21,604

Financing activities
Proceeds from issuance of common stock, net	53	89

Net cash provided by financing activities	53	89

Net increase in cash and cash equivalents	2,168	3,448
Cash and cash equivalents at beginning of period	58,327	82,609

Cash and cash equivalents at end of period	$60,495	$86,057

Supplemental disclosures
Property and equipment purchases in accounts payable and accrued expenses at period end	$338	$1,023
Unrealized loss on investment securities	$-	$(1)
Cash paid for interest and fees	$785	$641

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	The Company

Cadence Pharmaceuticals, Inc. (the “Company”) was incorporated in the state of Delaware in May 2004. The Company is a biopharmaceutical company focused on acquiring, in-licensing, developing and commercializing proprietary products principally for use in the hospital setting. In March 2006, the Company in-licensed the exclusive U.S. and Canadian rights to OFIRMEV® (acetaminophen) injection, an intravenous formulation of acetaminophen, from Bristol-Myers Squibb Company (“BMS”). In November 2010, the Food and Drug Administration (“FDA”) approved the Company’s New Drug Application (“NDA”) for OFIRMEV for the management of mild to moderate pain, the management of moderate to severe pain with adjunctive opioid analgesics, and the reduction of fever in adults and children two years of age and older. In January 2011, the Company commenced commercial sales of the product in the U.S.

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

These condensed financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2012, as included in the Company’s 2012 Annual Report on Form 10-K filed with the SEC on March 8, 2013.

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence that an arrangement exists, title has passed, collection is reasonably assured and the price is fixed or determinable. It sells OFIRMEV mostly to wholesalers who, in-turn, sell the product to hospitals and other end-user customers. Sales to wholesalers provide for selling prices that are fixed on the date of sale, although the Company offers discounts to certain group purchasing organizations, end-user hospitals, and government programs. The wholesalers take title to the product, bear the risk of loss of ownership, and have economic substance to the inventory. Further, the Company has no significant obligations for future performance to generate pull-through sales, however, it does allow wholesalers to return product that is damaged or received in error. In addition, the Company allows for product to be returned beginning six months prior to, and ending twelve months following, product expiration.

OFIRMEV, which was launched in January 2011, is the Company’s first and only commercially available product. Because the Company initially had limited product return data, it deferred the recognition of revenue on sale to wholesalers and, instead, recognized revenue at the time that product was sold by a wholesaler to an end-user customer. Shipments of product that were not recognized as revenue were treated as deferred revenue. However, as of January 1, 2013, the Company determined that it had obtained sufficient product return history to reasonably estimate future wholesaler returns. Since that time, the Company has recognized revenue at the time product is sold to a wholesaler. As a result of this change, the Company recorded a one-time adjustment during the three months ended March 31, 2013, to recognize revenue that had previously been deferred, resulting in additional net revenue of $2,616,000 and cost of sales of $919,000 during the period. The corresponding impact of this one-time adjustment was a reduction of $1,697,000 in both the Company’s loss from continuing operations and net loss for the three months ended March 31, 2013. The per share net impact of the adjustment for the three months ended March 31, 2013, was a reduction in net loss of $0.02 per share.

The Company records certain sales reserves and allowances as a reduction to gross revenue. These reserves and allowances include distribution service fees, a prompt payment discount, a group purchasing discount and administrative service fee, discounts to certain end-user customers and governmental programs and a reserve for estimated product returns based on historical return rates, as applicable. Distribution service fees arise from contractual agreements the Company has with certain wholesalers for distribution services they provide with respect to OFIRMEV. These fees are generally a fixed percentage of the price of the product purchased by these wholesalers. The Company offers a prompt payment discount to certain wholesalers as an incentive to meet certain payment terms. It accounts for these cash discounts at the time the sale is made to the wholesalers and reduces its accounts receivable accordingly. The group purchasing discount and chargeback reserve is based upon contracted discounts the Company provides to members of certain purchasing groups. The Company estimates the sales through its wholesalers to these group purchasing organizations and accrues for the chargebacks it anticipates from its wholesalers for the difference between the current retail price and the reduced price paid by the members of the group purchasing organizations. An administrative service fee the Company incurs for these transactions is also recorded at the time of sale. The Company also provides government programs a predetermined discount that is recorded at the time of sale.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

Accounts Receivable

The Company extends credit to its customers in the normal course of business based upon an evaluation of the customer’s credit history, financial condition and other factors. Trade accounts receivable are recorded on gross sales to wholesalers, net of allowances for prompt payment and other discounts, wholesaler fees, chargebacks and doubtful accounts. Estimates of allowances for doubtful accounts are determined by evaluating individual customer circumstances, historical payment patterns, length of time past due and economic and other factors. At March 31, 2013 and December 31, 2012, the Company’s allowance for uncollectible receivables was $13,000 and $56,000, respectively. During the three months ended March 31, 2013, past due accounts totaling $40,000 that were previously reserved were written off. No charges were incurred to reserve or write-off past due accounts during the three months ended March 31, 2012.

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

The following table summarizes the weighted average estimates the Company used in the Black-Scholes option-pricing model during the periods presented, to determine the fair value of employee and non-employee director stock options granted during each period:

	Three Months Ended March 31,
	2013	2012
Risk-free interest rates	1.1%	1.3%
Expected life in years	6.1 years	5.9 years
Expected dividend yield	0.0%	0.0%
Expected volatility	66.1%	70.6%

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

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of product sales	$71	$110
Research and development	166	536
Selling, general and administrative	1,410	2,224

Total stock-based compensation expense included in loss from operations	$1,647	$2,870

Fair Value Reporting

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, restricted cash, trade receivables and payables, accrued liabilities and long-term debt. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash and cash equivalents, restricted cash, trade receivables and payables and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. Further, based on the borrowing rates currently available to the Company for loans with similar terms, the Company believes the fair value of long-term debt approximates its carrying value. The fair value of marketable securities is based upon market prices quoted on the last day of the fiscal period.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

The following tables present further detail of the financial instruments carried at fair value on the Company’s balance sheets as of March 31, 2013 and December 31, 2012. The tables do not include assets and liabilities that are measured at historical cost or on any basis other than fair value (in thousands):

Description	Balance at March 31, 2013	Fair Value Measurements as of March 31, 2013
		Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$58,745	$58,745	$-	$-
Investments in marketable securities – short-term:
Debt instruments – Corporate debt obligations	1,400	-	1,400	-
Debt instruments – Municipal debt obligations	1,345	-	1,345	-
Certificates of deposit	1,000	-	1,000	-

Assets at fair value	$62,490	$58,745	$3,745	$-

Description	Balance at December 31, 2012	Fair Value Measurements as of December 31, 2012
		Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$55,736	$55,736	$-	$-
Investments in marketable securities – short-term:
Debt instruments – Corporate debt obligations	1,398	-	1,398	-
Debt instruments – Municipal debt obligations	1,347	-	1,347	-
Certificates of deposit	1,000	-	1,000	-

Assets at fair value	$59,481	$55,736	$3,745	$-

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

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-01, Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities. ASU 2013-01 clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11, Disclosures About Offsetting Assets and Liabilities. Under ASC 2013-01, instruments or transactions subject to disclosure include recognized derivative instruments accounted for in accordance with ASC 815, Derivative Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions, to the extent they are offset in the financial statements or subject to an enforceable master netting agreement or similar agreement. Further, such disclosures are required irrespective of whether the transactions are offset in the statement of financial position. The Company applies the offsetting principle to certain assets and liabilities, however it does not hold instruments, and has not had transactions involving such instruments, which would be subject to the disclosure requirements. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company adopted this standard on January 1, 2013, which did not impact the Company’s financial results or disclosures for the current period and is not expected to have an impact on the Company’s annual financial results or disclosures.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company adopted this standard on January 1, 2013, which did not impact the Company’s financial results or disclosures for the current period and is not expected to have an impact on the Company’s annual financial results or disclosures.

4.	Net Loss Per Share

Net loss per share is presented as basic and diluted net loss per share. Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options, restricted stock units and warrants are considered to be common stock equivalents, however, are not included in the calculations of diluted net loss per share for the periods presented as their effect would be anti-dilutive. Additionally, the unvested restricted stock units outstanding during 2012 and 2013 have been excluded from the basic net loss calculation as these units do not include dividend rights and therefore are not considered to be participating securities.

The actual net loss per share amounts for the three months ended March 31, 2013 and 2012, were computed based on the weighted average shares of common stock outstanding during the respective periods. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at March 31, 2013 and 2012, stock options, restricted stock units, and warrants totaling 18,079,000 and 16,568,000 shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

5.	Inventory

Inventories, stated at the lower of cost or market, consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Inventory:
Raw material	$83	$83
Finished goods	6,000	6,415

Total	$6,083	$6,498

During the three months ended March 31, 2012, the Company recorded a charge for inventory losses of $163,000 in cost of sales to write-down certain inventory manufactured to its estimated net realizable value. The product in question had been placed on indefinite hold due to an investigation into unidentified particulate matter observed during routine product stability testing. No similar charges were recorded in the three months ended March 31, 2013. See “Supply Agreements” in Note 11 below for further information.

6.	Property and Equipment

Property and equipment for operations were as follows (in thousands):

	March 31, 2013	December 31, 2012
Property and equipment:
Manufacturing equipment	$2,999	$2,999
Leasehold improvements	1,639	1,639
Computer equipment and software	1,496	1,489
Furniture and fixtures	478	478
Construction-in-process	744	724

	7,356	7,329
Less accumulated depreciation	(5,451)	(5,362)

Total	$1,905	$1,967

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of December 31, 2012, the Company impaired the value of its manufacturing equipment and construction-in-process due to the termination of its supply agreement with Baxter Healthcare Corporation (“Baxter”). These assets were reduced to their estimated fair market value and the Company stopped depreciating the manufacturing assets during the three months ended March 31, 2013. See “Supply Agreements” in Note 11 below for further information.

For the three months ended March 31, 2013 and 2012, the Company incurred depreciation expense of $89,000 and $411,000, respectively.

7.	Investments in Marketable Securities

In accordance with the Company’s investment policy, it has invested funds in marketable securities. The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

At March 31, 2013	Amortized Cost Basis	Other-than- temporary Impairments	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
Debt instruments – Corporate debt obligations	$1,400	$-	$-	$-	$1,400
Debt instruments – Municipal debt obligations	1,345	-	-	-	1,345
Certificates of deposit	1,000	-	-	-	1,000

	$3,745	$-	$-	$-	$3,745

At December 31, 2012	Amortized Cost Basis	Other-than- temporary Impairments	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
Debt instruments – Corporate debt obligations	$1,398	$-	$-	$-	$1,398
Debt instruments – Municipal debt obligations	1,347	-	-	-	1,347
Certificates of deposit	1,000	-	-	-	1,000

	$3,745	$-	$-	$-	$3,745

Investments by contractual maturity are as follows (in thousands):

	March 31, 2013		December 31, 2012
	Cost	Fair Value	Cost	Fair Value
Due or callable in one year or less	$3,745	$3,745	$3,745	$3,745
Due after one year	$-	$-	$-	$-

No gains or losses were realized on the sale of marketable securities using the specific identification method during the three months ended March 31, 2013 and 2012. Further, as of March 31, 2013 and December 31, 2012, there were no investments in unrealized loss positions.

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

        In December 2012, the Company and Incline entered into a Waiver, Consent and Option Termination Agreement (the “Waiver Agreement”) pursuant to which the Company agreed to the buy-out and termination of its Option, contingent upon the closing of a separate agreement and plan of merger between Incline and The Medicines Company whereby The Medicines Company agreed to acquire Incline (the “Incline Acquisition”). In January 2013, The Medicines Company completed its acquisition of Incline. As consideration for entering into the Waiver Agreement and relinquishing its Option, the Company received a payment of $13,125,000 upon the closing of the Incline Acquisition. The Company also received an additional payment of $1,529,000 as consideration for the 500,000 shares of Incline Series A preferred stock held by the Company, and it could receive future milestone payments related to potential future licensing, regulatory approval and sales of the product candidate. Such milestones, if any, will be recorded as they are earned.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

At the time the Option Agreement was entered into, the Company determined that Incline was a variable interest entity (“VIE”). However, because it would not absorb a disproportionate amount of Incline’s expected losses or receive a disproportionate amount of Incline’s expected residual returns, the Company was not the primary beneficiary of this entity. Further, the Company did not have oversight of the day-to-day operations of Incline, nor did it have sufficient rights or voting representation to influence the operating or financial decisions of Incline, and the Company was not a founder of Incline and had no additional equity or funding requirements in future financings or otherwise. As such, the Company did not consolidate Incline into its financial statements. Alternatively, it valued its investment in the option, and the shares received from the due diligence, using the cost method and classified these investments as Level 3 in the fair value hierarchy with a carrying value of $7,000,000. No adjustments were made to the carrying value of these assets prior to the closing of the Incline Acquisition in January 2013, and, as a result, the Company recorded a gain of $7,654,000 in other income during the three months ended March 31, 2013. No similar gain was recorded during the three months ended March 31, 2012.

9.	Restructuring and Impairment Charges

In February 2012, the Company observed particulate matter during routine product stability testing of OFIRMEV that was manufactured at one of its third-party manufacturers, Baxter. As a result, the Company decided to temporarily suspend further production by Baxter. In March 2013, the Company and Baxter mutually agreed to terminate the supply agreement for OFIRMEV. As a result, the Company reduced the carrying value of its manufacturing assets and its manufacturing equipment and facility construction assets in process to their current estimated fair value as of December 31, 2012, resulting in an impairment charge of $6,973,000 during the year. The fair value of these assets was determined through a third-party valuation assessment based upon research of market prices for similar equipment and the Company’s prior experience with asset disposals. The determination of the fair value of the manufacturing assets was considered a Level 3 measurement. The Company also fully impaired the retirement obligation asset related to the removal of the equipment as of December 31, 2012, resulting in a charge of $750,000 during the year. See “Supply Agreements” in Note 11 below for further information.

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

	Three Months Ended March 31,
	2013	2012
Beginning restructuring liability	$-	$931
Severance and termination charges incurred	-	-
Severance and termination disbursements	-	(885)

Ending restructuring liability	$-	$46

10.	Loan and Security Agreement

In December 2012, the Company entered into a First Amendment to Second Amended and Restated Loan and Security Agreement (the “2012 Amendment”) with Oxford Finance LLC, Silicon Valley Bank and General Electric Capital Corporation (collectively, the “Lenders”), which amends and restates the Company’s previous Second Amended and Restated Loan and Security Agreement entered into in December 2011 (the “2011 Amendment”). Pursuant to the terms of the 2012 Amendment, the Company will make interest-only payments through December 2013, and in January 2014, will begin to make equal monthly principal and interest payments to fully amortize the balance over the remaining 30-month term. The stated interest rate under the 2012 Amendment is 10.9545% and the Company will be required to make a final payment of 6% of the total advance at the termination of the loan.

At the time of closing the 2012 Amendment, the Company made a term loan final payment of $752,000 in accordance with the terms of the 2011 Amendment, which had been amortized over the term of the 2011 Amendment, and paid customary closing fees and expenses of $18,000 in connection with the closing of the 2012 Amendment. Additionally, the Company issued warrants to purchase 154,638 shares of the Company’s common stock, as detailed below, to the Lenders in connection with the 2012 Amendment at an exercise price $3.88 per share. The warrants are immediately exercisable, and excluding certain mergers or acquisitions, will expire on the seven-year anniversary of the date of issuance. The Company determined the relative fair value of these warrants, as detailed below, and has classified the warrants as equity, recognizing the cost as a discount on the loan issuance.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

The credit facility contains customary default and acceleration provisions and is secured by the Company’s assets, excluding intellectual property. Further, the Company was required to make a negative pledge of its intellectual property, which generally prohibits the Company from granting liens on its intellectual property. Under the terms of the 2012 Amendment, the Company may be precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and is subject to prepayment penalties and certain financial and non-financial covenants, including the maintenance of minimum quarterly product revenue of at least $12,500,000. Upon the occurrence of an event of default, including a Material Adverse Change (as defined in 2011 Amendment), the lenders may declare all outstanding amounts due and payable under the 2012 Amendment. As of March 31, 2013, the Company was in compliance with all covenants under the 2012 Amendment.

The Company determined that the terms of the 2012 Amendment were not substantially different than the 2011 Amendment and has accounted for the transaction as a loan modification. As such, the fair value of the warrants issued in connection with the 2012 Amendment and the carrying value of the issuance costs and discount related to the 2011 Amendment were aggregated and are being amortized to interest expense throughout the life of the 2012 Amendment using an effective interest rate of 15.30%. Prior to the 2012 Amendment, the Company had been amortizing the 2011 Amendment using an effective interest rate of 15.31%.

Warrants

In connection with the establishment of the Company’s credit facilities and related amendments, including the 2012 Amendment, the Company has issued warrants to the Lenders to purchase shares of the Company’s common stock. The table below summarizes the issuances of such warrants currently outstanding, including the Black-Scholes valuation model assumptions used to determine the fair value of the warrants:

	Date of Issuance
	December 2012	December 2011	June 2010	November 2007
Aggregate shares pursuant to warrants issued	154,638	158,311	254,793	50,331
Per share exercise price of warrants issued	$3.88	$3.79	$7.0645	$12.67
Fair value of warrants issued	$416,000	$390,000	$1,237,000	$474,000
Expiration date of warrants	December 9, 2019	December 22, 2018	June 18, 2017	November 30, 2014
Black-Scholes valuation inputs:
Expected volatility	70.17%	72.40%	76.50%	70.00%
Risk-free interest rate	1.02%	1.40%	2.70%	3.64%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term	7 years	7 years	7 years	7 years

As of March 31, 2013, all of the aforementioned warrants to purchase 618,073 shares of the Company’s common stock were outstanding.

11.	Commitments and Contingencies

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

As security for the initial lease, a letter of credit in the initial amount of $1,581,000 was required by the landlord. The letter of credit is collateralized by a certificate of deposit in the same amount that is classified as restricted cash in the Company’s balance sheet. The required amount subject to the letter of credit and corresponding certificate of deposit was eligible to be reduced by 22% on each of the first four anniversaries of the commencement of the lease and as of March 31, 2013, the letter of credit had been reduced by $1,391,000 in accordance with the agreement and the related restricted cash had been adjusted by a like amount. The value of the letter of credit and corresponding certificate of deposit, classified as restricted cash on the Company’s balance sheet at March 31, 2013 and December 31, 2012, was $190,000.

The Company also leases certain office equipment under capital and operating leases. Its current capital lease has a term of four years and expires in 2016. As of March 31, 2013 and December 31, 2012, the assets under this current capital lease had a gross value of $56,000 and during the three months ended March 31, 2013, the Company recorded amortization expense of $4,000. No similar expense was recorded during the three months ended March 31, 2012. The remaining obligation under its capital lease at March 31, 2013 is recorded on the Company’s balance sheet in accrued expenses and other long-term liabilities at $12,000 and $41,000, respectively.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

Rent expense for operating leases is recorded on a straight-line basis over the life of the lease term. If a lease has a fixed and determinable escalation clause, the difference between the rent expense and rent paid is recorded as deferred rent. Rent expense under the Company’s lease agreements for the three months ended March 31, 2013 and 2012 was $168,000 and $236,000, respectively.

Corporate Credit Card

In 2009, the Company entered into a pledge agreement pursuant to the establishment of a corporate credit card program whereby the Company pledged $150,000 in a certificate of deposit as collateral. During 2011, the Company increased its pledged amount to $450,000 related to an increase in its credit limit. At March 31, 2013, the Company maintained the pledge agreement and the funds under the agreement are classified as restricted cash on the Company’s balance sheet at March 31, 2013 and December 31, 2012.

Supply Agreements

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

Pursuant to the terms of the Supply Agreement, the Company pays Lawrence Laboratories a set price for each unit of Product purchased, based upon the aggregate quantity of Product the Company has specified that it intends to order during a calendar year, and whether Lawrence Laboratories has implemented certain agreed-upon manufacturing capacity increase improvements. The Company is obligated to purchase a minimum number of units each year, or pay Lawrence Laboratories an amount equal to the shortfall between the minimum purchase requirement and the number of units of Product actually ordered during such year, multiplied by a pre-set amount that also varies depending upon whether Lawrence Laboratories has implemented certain agreed-upon manufacturing capacity increase improvements. The Company is obligated to purchase at least 75% of its annual Product requirements from Lawrence Laboratories each contract year. The Supply Agreement also requires the Company to pay Lawrence Laboratories for additional services requested by the Company at a specified hourly rate and for any validation batches that may be required by the Company, not to exceed a specified rate. All amounts payable under the Supply Agreement are paid in U.S. dollars.

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

If the Supply Agreement is terminated by the Company for its convenience or by Lawrence Laboratories due to the Company’s material breach of the Supply Agreement, the Company will reimburse Lawrence Laboratories for: (1) any Product ordered under a firm order and received by the Company, and (2) any inventory of materials used to manufacture the Product that are specific to the Product and that Lawrence Laboratories is unable to reasonably utilize. Additionally, the Company’s minimum purchase requirement for the year in which the termination takes effect will be reduced proportionally, and the Company will not be required to fulfill the minimum purchase requirement for any subsequent contract year. If the Supply Agreement is terminated for any reason other than by the Company for its convenience or by Lawrence Laboratories due to the Company’s material breach of the Supply Agreement, the Company will not be required to reimburse Lawrence Laboratories for any inventory of materials used to manufacture the Product, and will have no obligation to purchase the minimum purchase requirement for the year in which the termination takes effect, or for any subsequent contract year.

Grifols

In March 2013, the Company entered into an agreement with Laboratorios Grifols, S.A. (“Grifols”), a division of Grifols, S.A., a global healthcare company headquartered in Barcelona, Spain, for the development, manufacture and supply of commercial quantities of OFIRMEV in flexible IV bags. Grifols has supplied IV acetaminophen in flexible plastic bags to BMS for distribution in certain markets outside of the U.S. and Canada since 2010. The Company plans to submit a supplemental NDA (“sNDA”) to the FDA in the second half of 2013, seeking approval of the product to be manufactured by Grifols.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

Pursuant to the terms of the agreement, the Company will pay Grifols a set price for the OFIRMEV it purchases, which may be adjusted annually by Grifols, subject to specified limitations. In addition, the Company will be obligated to pay Grifols a reservation fee, in lieu of any minimum purchase commitment, calculated by multiplying the shortfall between the annual production capacity it has reserved with Grifols and the amount of product actually ordered during that year by a fixed amount. Pending review and subsequent approval of the submission by the FDA, the agreement will terminate on the sixth anniversary of the approval by the FDA of the product manufactured by Grifols, unless it is terminated sooner by the Company upon the termination of its license agreement for the product with BMS, or after 60 days’ written notice following the discontinuation of the distribution of the product by the Company. In addition, either party may terminate the agreement after 60 days’ written notice in the event of a material uncured breach of the agreement by the other party (or 30 days in the case of a payment default), or immediately upon an insolvency event.

Baxter Healthcare Corporation

In July 2007, the Company entered into a development and supply agreement (the “Baxter Supply Agreement”) with Baxter for the completion of pre-commercialization manufacturing development activities and the manufacture of commercial supplies of the finished drug product for OFIRMEV with an initial term of five years. In January 2011, the Company amended and restated the Baxter Supply Agreement (the “Amended Supply Agreement”) in connection with a plan to expand the manufacturing capacity for OFIRMEV at Baxter.

In February 2012, the Company announced a voluntary recall of a single lot of OFIRMEV that was manufactured at Baxter’s facility due to the presence of an unidentified, visible particle in that lot during routine stability testing. The Company also placed certain finished product inventory of OFIRMEV manufactured by Baxter on indefinite hold and decided to temporarily suspend further production by Baxter. In July 2012, the Company announced a second voluntary recall of the remaining 41 unexpired lots of OFIRMEV manufactured at Baxter’s facility due to the presence of unidentified, visible particles in a limited number of vials from one lot of the product, which were detected during routine stability testing. Although the Company received no adverse event reports associated with the particulate matter, and no product complaints involving similar particulate matter have been received, the Company decided to recall the remaining lots of OFIRMEV manufactured by Baxter as a precautionary measure. All of the 41 recalled lots, which were manufactured between January and March 2011, had expired by December 31, 2012. In March 2013, the Company and Baxter mutually agreed to terminate the Amended Supply Agreement for OFIRMEV. As part of the settlement and termination with Baxter, the Company agreed that it would be responsible for the removal of the equipment, which the Company has estimated will cost approximately $750,000. Accordingly, it has recorded this retirement obligation on its balance sheet at December 31, 2012 as the conditions existed under the terms of the Amended Supply Agreement at that time. Further, as of December 31, 2012, the Company fully impaired this retirement obligation asset and recognized a charge of $750,000 in its statement of operations for the year ended December 31, 2012. No further charges were incurred during the three months ended March 31, 2013, for the retirement obligation, and the balance of the obligation on the Company’s balance sheet in accrued liabilities at March 31, 2013, was $698,000. Also pursuant to the settlement, a previously accrued liability of $317,000 was canceled, which was recorded in cost of sales during the three months ended March 31, 2013.

As a result of the initial recall, the Company recorded charges of $5,574,000 for the fourth quarter of 2011 and $163,000 for the first quarter of 2012 to fully write-down the value of the inventory placed on hold. As a result of the second recall, the Company decided to destroy the product that was previously placed on hold and, as of March 31, 2013, accrued for estimated destruction charges, recording $290,000 during the fourth quarter of 2012 and $50,000 during the first quarter of 2013 in other operating expenses for the respective periods. In addition, the Company has incurred costs associated with these recalls, including administration costs, of approximately $300,000 through March 31, 2013, and the Company will continue to incur storage fees for the quarantined product until the time of its destruction. Through March 31, 2013, approximately 6,000 vials have been returned as a result of these recalls, and the Company believes that the potential number of additional vials that will be returned is minimal. The costs related to the recalls are being recognized as selling, general and administrative expenses on the Company’s statement of operations as they are incurred. The charge to reduce the value of the inventory was recorded as a cost of product sales on the Company’s statement of operations during the period in which the impairment was taken. As of March 31, 2013, $340,000 of the accrued destruction charges remained on the Company’s balance sheet in accrued liabilities.

Additionally, due to the termination of the Amended Supply Agreement with Baxter, the Company reduced the carrying value of its manufacturing assets and its manufacturing equipment and facility construction assets in process to their current estimated fair value, resulting in an impairment charge of $6,973,000 for the year ended December 31, 2012. The fair value of these assets was determined through a third-party valuation assessment and market prices for similar assets. Additionally, in December 2012, the Company sold a construction-in-process asset resulting in a loss on the disposal of $858,000. As a result, the carrying value of the manufacturing assets on the Company’s balance sheet at December 31, 2012 was $975,000, and the value of manufacturing equipment and facility construction assets in process was $357,000. These assets were classified as held and used at December 31, 2012, as a formal plan to sell the assets, or otherwise dispose of them, had not been implemented at that time. The Company continues to assess the classification of these assets and has determined that, based upon relevant guidance, the assets continue to be considered held and used at March 31, 2013.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

No reimbursements under the Amended Supply Agreement were made during the three months ended March 31, 2013, and 2012.

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

In accordance with multiple-element arrangement guidance, the Company determined both the data license and consulting service deliverables were separate units of accounting, each having value on a standalone basis. The Company estimated the fair value of the data license based upon similar proposals from third parties and internal costs incurred in developing the data and obtaining similar rights. The value of the consulting services was based on contracts the Company had engaged with third parties for similar services. The Company allocated the value of the payment received on a relative fair value basis and will recognize the consideration allocated to the data license upon delivery and the consideration allocated to the consulting services as such services are rendered. There is no right of return or similar refund provisions in the data license agreement. During 2011, the Company transferred the data and related information to Terumo and provided a portion of the consulting hours and in April 2011, the Company recognized $5,210,000 of licensing revenue pursuant to the agreement for the data transfer and consulting hours provided. As of December 31, 2012, the remaining balance of $119,000 had been recognized as licensing revenue. No licensing revenue was recognized for the three months ended March 31, 2013 and 2012. Any milestones or royalties received from potential sales of the product candidate will be recognized as revenue in the period earned.

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

The Company settled with Perrigo and the case against Perrigo was dismissed on November 30, 2012. In connection with the settlement and license agreements entered into in November 2012, Perrigo Company, or Perrigo, has been granted the exclusive right of first refusal to negotiate an agreement with us to market an authorized generic version of OFIRMEV in the U.S. in the event that the Company elects to launch an authorized generic version of the product. The license agreement also provides that, if the Company enters into an agreement for Perrigo to market an authorized generic version of OFIRMEV during the license period, Perrigo would purchase the product exclusively from us. The Company would receive product costs plus an administrative fee, as well as a royalty payment based on the net profits achieved by Perrigo from the sale of the authorized generic product. Additionally, the Company has granted Perrigo the non-exclusive right to market a generic intravenous acetaminophen product in the U.S. under Perrigo’s ANDA after December 6, 2020, or earlier under certain circumstances. The Federal Trade Commission, or FTC, or the Department of Justice, or DOJ, could seek to challenge the Company’s settlement with Perrigo, or a competitor, customer or other third-party could initiate a private action under antitrust or other laws challenging the Company’s settlement with Perrigo.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

In September 2012, an unidentified third party filed with the USPTO a Request for Ex Parte Reexamination of the ‘222 patent. In December 2012, the Company received notice that the USPTO had granted the Request for Reexamination. The reexamination process is provided for by law and requires the USPTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third party or the USPTO. Because the Company and Pharmatop believe that the scope and validity of the patent claims in this patent are appropriate and that the USPTO’s prior issuance of the patent was correct, the Company, in conjunction with Pharmatop, will vigorously defend this patent. The Company cannot predict whether it and Pharmatop ultimately will succeed in maintaining the scope and validity of the claims of this patent during reexamination. If any of the patent claims in this patent ultimately are narrowed during prosecution before the USPTO, the extent of the patent coverage afforded to OFIRMEV could be impaired, which could potentially harm the Company’s business and operating results.

In April 2012, Exela filed suit against David J. Kappos and the USPTO in the United States District Court for the Eastern District of Virginia for declaratory judgment seeking a reversal of the USPTO’s decision not to act on a petition by Exela to vacate the USPTO’s April 2003 order reviving the international application for the ‘218 patent. The lawsuit followed the USPTO’s rejection of Exela’s petition to the USPTO filed in November 2011, which sought to vacate the April 23, 2003 order granting Pharmatop’s petition to revive the ‘218 patent. The USPTO determined that Exela lacks standing to seek such relief. Exela also seeks declaratory judgment that the USPTO’s rules and regulations that allow for revival of abandoned, international patent applications under the “unintentional” standard are invalid, and similar relief in connection with one or more counterclaims it has filed in the Delaware litigation. The Company’s motion to intervene in this lawsuit was granted in October 2012. In December 2012, the district court dismissed the case with prejudice as barred by the applicable statute of limitations. In February 2013, Exela appealed the district court’s decision to the Court of Appeals for the Federal Circuit. A decision by the Court of Appeals in favor of Exela could result in the invalidation of the ‘218 patent.

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

In February 2013, the Company filed suit in the United States District Court for the Southern District of California and the District of New Jersey against Sandoz, Inc., or Sandoz. The lawsuits follow a December 2012 notice by Sandoz concerning its filing of an ANDA containing a Paragraph IV patent certification with the FDA for a generic version of OFIRMEV. In the lawsuits, the Company alleges that Sandoz has infringed the ‘222 patent and the ‘218 patent by filing its ANDA seeking approval from the FDA to market a generic version of OFIRMEV prior to the expiration of these patents. Sandoz has filed an answer in the Southern District of California that asserts, among other things, non-infringement and invalidity of the asserted patents, and has also filed counterclaims.

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

Regardless of the outcome of any litigation, no NDA or ANDA relying in whole or in part on studies conducted by or for the Company can receive final approval from the FDA before expiration of the regulatory exclusivity period for OFIRMEV. Specifically, the FDA has granted OFIRMEV three years of regulatory exclusivity, which expires November 2, 2013. The Company intends to vigorously enforce its intellectual property rights relating to OFIRMEV to prevent the marketing of infringing generic products prior to the expiration of its patents. The ‘222 patent expires August 5, 2017 (or February 5, 2018 if pediatric exclusivity is granted) and the ‘218 patent expires June 6, 2021 (or December 6, 2021 if pediatric exclusivity is granted). However, given the unpredictability inherent in litigation, the Company cannot predict the outcome of these matters or any other litigation. At this time, the Company is unable to estimate possible losses or ranges of losses for current litigation, and it has not accrued any amounts for current litigation other than ongoing attorney’s fees.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

12.	Stockholders’ Equity

Authorized Shares

In June 2012, following approval by the Company’s stockholders, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, which increased the number of authorized shares of common stock of the Company from 100,000,000 to 200,000,000.

Private Placement

In February 2009, the Company issued 12,039,794 shares of its common stock at a purchase price of $7.13 per share pursuant to a private placement. In addition to the shares of the Company’s common stock, warrants to purchase up to 6,019,897 additional shares of the Company’s common stock were also issued as part of the transaction at a price of $0.125 per warrant. Each warrant is immediately exercisable and has a five-year term. The warrants may be exercised through either cash or net exercise for one share of common stock at a price of $7.84 and have been accounted for as permanent equity. As of March 31, 2013, all warrants related to the private placement were outstanding.

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

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. The Company operates and manages its business as principally one segment. It sells its only product, OFIRMEV, primarily to established wholesale distributors in the pharmaceutical industry, including the nation’s three leading wholesale pharmaceutical distributors: Cardinal Health, Inc., AmerisourceBergen Corporation and McKesson Corporation.

Shipments to wholesalers representing 10% or more of total product revenue for the periods presented were as follows (as a percentage of total gross product revenue):

	Three Months Ended March 31,
	2013	2012
AmerisourceBergen Corporation	34%	32%
Cardinal Health, Inc.	32%	35%
McKesson Corporation	27%	26%

Related receivables from customers representing 10% or more of total product revenue for each period are as follows (as a percentage of total gross trade receivables):

	Three Months Ended March 31,
	2013	2012
AmerisourceBergen Corporation	33%	25%
Cardinal Health, Inc.	34%	43%
McKesson Corporation	26%	26%

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

14.	Income Taxes

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 2004 and forward are subject to examination by the Federal and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest and/or penalties related to income tax matters in the Company’s balance sheets at March 31, 2013 and December 31, 2012, and has recognized no interest and/or penalties in the Company’s statement of operations for the three months ended March 31, 2013 and 2012. Further, as of March 31, 2013, the Company had not recorded any unrecognized tax benefits.

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

Introduction

This discussion may contain forward-looking statements that involve risks and uncertainties. As used herein, the terms “we,” “us,” or “our” refer to Cadence Pharmaceuticals, Inc., a Delaware corporation. Our actual results could differ materially from those anticipated in any forward-looking statements as a result of many factors, including those set forth below under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2012 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission, or SEC, on March 8, 2013.

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

In 2006, we in-licensed the exclusive U.S. and Canadian rights to OFIRMEV an intravenous formulation of acetaminophen, from Bristol-Myers Squibb Company, or BMS, which currently markets the product in Europe and several other markets under the brand name Perfalgan®. In November 2010, OFIRMEV was approved by the U.S. Food and Drug Administration, or FDA, and we commercially launched OFIRMEV in the U.S. in January 2011. Our initial focus during the launch of OFIRMEV was to ensure formulary adoption, which we believe was an important first step to obtain broad market acceptance for the product, and as of March 31, 2013, OFIRMEV had been successfully placed on formulary at approximately 2,200 institutions. Our current focus is educating doctors, pharmacists and other healthcare professionals on the appropriate use of OFIRMEV and effective approaches to utilizing multimodal analgesia. We continue to see a positive impact from this strategy as our revenue has consistently grown each quarter since launch. More specifically, the net product revenue we reported for the quarter ended March 31, 2013, was $23.6 million, which included the one-time recognition of $2.6 million in deferred revenue on previously shipped product. This recognition of previously deferred revenue had no impact on our cash balances. Excluding the recognition of previously deferred revenue, our net product revenue was $21.0 million for the quarter ended March 31, 2013, which represents an increase of more than 160% from the first quarter of 2012.

We have established a sales force of hospital sales specialists who promote OFIRMEV through a variety of marketing programs, including direct-to-physician promotional materials, peer-to-peer educational programs, medical journal advertising, and participation in targeted medical convention programs. The manufacturing of the finished product, OFIRMEV, is outsourced to third-party manufacturers. Currently, OFIRMEV is supplied to us in glass vials by Lawrence Laboratories, an operating division of Swords Laboratories, and a member of the BMS group of companies. Bristol-Myers Squibb Srl, or BMS Anagni, an indirect subsidiary of BMS located in Anagni, Italy, manufactures the product on behalf of Lawrence Laboratories. We have also entered into an agreement with Laboratorios Grifols, S.A., or Grifols, a division of Grifols, S.A., for the development, manufacture and supply of commercial quantities of OFIRMEV in flexible IV bags. We plan to submit a supplemental New Drug Application, or NDA, to the FDA in the second half of 2013 seeking approval of the product to be manufactured by Grifols. Previously, Baxter Healthcare Corporation, or Baxter, also manufactured OFIRMEV for us, however, in February 2012, we temporarily suspended production of OFIRMEV by Baxter, and in March 2013, we and Baxter mutually agreed to terminate the supply agreement.

In executing our business strategy, we have incurred significant net losses since our inception, and we continue to incur losses despite the growth in our revenue. We have financed our operations primarily through the sale of equity securities in both public and private offerings. Most recently, we sold 21.8 million shares in a public offering in the fourth quarter of 2011 and received aggregate net proceeds of approximately $77.3 million (after underwriting discounts and offering costs). From inception through March 31, 2013, we have received total net proceeds of approximately $444.1 million from the sale of our preferred stock, common stock and warrants to purchase common stock. Additionally, we have entered into multiple loan and security agreements with Oxford Finance LLC, Silicon Valley Bank and General Electric Capital Corporation to provide us with growth capital, and as of March 31, 2013, the outstanding principal balance on our current facility with this loan syndicate was $30.0 million.

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

We own or have rights to various trademarks, copyrights and tradenames used in our business, including the following: Cadence®, OFIRMEV® and the OFIRMEV logo. This report also contains trademarks of other companies, including IONSYS™, a registered trademark of Incline Therapeutics, Inc., or Incline, Perfalgan®, a registered trademark of BMS, and Caldolor® a registered trademark of Cumberland Pharmaceuticals, Inc.

Revenue

Our primary source of revenue is from the sale of OFIRMEV, which we launched in January 2011. We sell the product to independent wholesalers, which in-turn sell the product to hospitals and other end-user customers. Our initial focus for revenue growth during our launch was to promote rapid hospital formulary adoption of the product. During the second half of 2011, our sales force began placing additional emphasis on generating pull-through hospital sales of OFIRMEV from these institutions, and we have continued this focus by actively promoting the product through a variety of marketing programs to inform customers about OFIRMEV. As a result of these programs, over 4,000 unique accounts had ordered OFIRMEV as of March 31, 2013. Further, these customers have, on average, increased the average size of their orders. The impact of the continued growth in these metrics is evident in our net product revenue. Specifically, our net product revenue for the first quarter of 2013 was $23.6 million, which includes the one-time recognition of $2.6 million in deferred revenue on previously shipped product. Excluding the recognition of previously deferred revenue, our net product revenue for the three months ended March 31, 2013, was $21.0 million, which is approximately 160% more than the $8.0 million reported for the first quarter of 2012. See Critical Accounting Policies and Estimates — Revenue Recognition for further discussion of our revenue recognition policy and the change in our estimate for product returns.

We intend to continue our marketing strategies to promote OFIRMEV for the foreseeable future and we believe that there are substantial growth opportunities through continued promotion of the product.

Cost of Sales

Our cost of sales consists primarily of our third-party manufacturing fees, freight, indirect costs, and personnel overhead costs. Further, cost of sales includes the royalties due under our license agreement with BMS, which range from the mid-teens to the mid-twenties, depending on the aggregate amount of net sales we record per contract year. The cost of sales we report for the quarterly and annual periods are primarily driven by sales volume, however, they are also impacted by production volumes of our product, manufacturing price variances, variances in freight costs, variances of our overhead costs and any inventory adjustment charges we may record. Our cost of sales as a percentage of net revenue has steadily decreased since the launch of OFIRMEV as we gain efficiencies from higher production volumes and take steps to reduce costs. We had also been incurring unabsorbed period costs related to our Baxter supply agreement, which we terminated in March 2013. As a result, our gross margin for the three months ended March 31, 2013, improved to 65%, as compared to 47% for the first quarter of 2012.

OFIRMEV is currently supplied to us by BMS Anagni in glass vials and we have entered into an agreement with Grifols for the supply of commercial quantities of OFIRMEV in flexible IV bags, subject to approval by the FDA. Previously, Baxter also manufactured OFIRMEV for us, however, in February 2012, we temporarily suspended production of OFIRMEV by Baxter, and in March 2013, we and Baxter mutually agreed to terminate our supply agreement for OFIRMEV. During the Baxter suspension, we continued to incur certain manufacturing costs, which were included in cost of sales for the year ended December 31, 2012, and we are obligated to pay the cost to remove our equipment located at Baxter’s facility. We have estimated that this retirement obligation will cost approximately $0.7 million, which we recorded during the fourth quarter of 2012. Further, we placed certain inventory produced by Baxter on indefinite hold in February 2012, fully impairing the value of such inventory as of December 31, 2012. We decided to destroy this product and accrued $0.3 million for the destruction costs during the fourth quarter of 2012. Moreover, due to the termination of the supply agreement with Baxter, we reduced the carrying value of our manufacturing assets and manufacturing equipment and facility construction assets in process to their current estimated fair value as of December 31, 2012. See Critical Accounting Policies and Estimates — Long-Lived Assets for further discussion of this impairment.

During the suspension of production by Baxter, we transitioned our supply of OFIRMEV to BMS Anagni, which is presently acting as our sole supplier for the product. As a result of this transition, and in an effort to minimize any potential short-term supply disruption, we incurred expedited freight costs on certain shipments of OFIRMEV during the first half of 2012. These expedited freight costs were recognized through the sale of the related inventory throughout 2012 and we do not anticipate further impact from these shipments on our costs of sales in future periods. No further supply shortages are anticipated as a result of the termination of the Baxter agreement as we continue to distribute product manufactured by BMS Anagni.

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

Research and Development Expenses

Our research and development expenses relate predominantly to the development of product candidates, including OFIRMEV. These expenses have consisted of salaries and related employee benefits for our research and development team, license fees paid to our licensors prior to approval of our drug candidates, pre-commercialization manufacturing development activities, costs associated with clinical trials, and costs associated with non-clinical activities, such as expenses related to regulatory submissions. We have expensed these charges as the costs were incurred in developing, testing and seeking marketing approval of our product candidates. We received marketing approval for OFIRMEV from the FDA in November 2010 and have since reduced our research and development expenses. However, we expect to continue to incur research and development expenses related to OFIRMEV in future periods, although it is difficult to anticipate the scope and magnitude of our future research and development expenses. For example, we began enrolling patients in an FDA-required post-approval clinical trial for OFIRMEV in pediatric patients under two years of age during the third quarter of 2012 and that trial is on-going. We may also conduct additional clinical studies to expand the indications for OFIRMEV. Moreover, any product candidates we may in-license or acquire in the future would likely require significant research and development resources. Therefore, we are unable to estimate with any certainty the costs we will incur in completing our development efforts for OFIRMEV or any other product candidate we might acquire or in-license.

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

Our selling, general and administrative costs increased significantly following the approval of OFIRMEV in November 2010 as we hired our sales force and related personnel to support the commercial efforts for OFIRMEV and we continue to incur these costs. Further, we began to incur additional legal costs in 2012 related to our intellectual property litigation and we continue to incur these costs as we enforce our intellectual property rights. Therefore, we expect to continue to incur significant selling, general and administrative expenses as we continue to execute our marketing and sales strategies for OFIRMEV, enforce our intellectual property rights and operate our business.

Interest and Other Income and Expense

Our interest income consists primarily of interest earned on our cash, cash equivalents and short-term investments. Interest expense consists of the interest we incur under our loan and security agreements and the amortization of debt issuance costs. Other income and expense includes gains or losses recognized on transactions denominated in foreign currencies and other transactions not related to our operations, including the waiver and termination of our option to purchase Incline and the sale of the Incline stock we held in January 2013.

Our current loan and security agreement had a principal balance of $30.0 million as of March 31, 2013 and we are currently making interest-only payments on the outstanding balance of this facility, which will continue through December 2013. In January 2014, we will begin making equal monthly principal and interest payments to fully amortize the balance over a 30-month term. This facility has a stated interest rate of 10.9545% that is fixed and, as we begin making principal payments, we anticipate that our interest expense will decline.

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

Our most critical accounting estimates include the recognition of revenue; the valuation of our inventory, which impacts gross margin; stock-based compensation, which impacts operating expenses; and the assessment of recoverability of long-lived assets, which primarily impacts operating expenses when we impair assets or accelerate depreciation. We review our estimates, judgments, and assumptions used in our accounting practices periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable, however, our actual results may differ from these estimates.

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

Our wholesaler agreements provide selling prices that are fixed on the date of sale, although we offer discounts to certain group purchasing organizations, end-user hospitals and government programs. The wholesalers take title to the product, bear the risk of loss of ownership and have economic substance to the inventory. Further, we have no significant obligations for future performance to generate pull-through sales, however, we do allow our wholesalers to return product that is damaged or received in error. Additionally, we allow for product to be returned beginning six months prior to, and ending twelve months following, product expiration.

OFIRMEV, which was launched in January 2011, is our first and only commercially available product. Because we initially had limited product return data, we deferred the recognition of revenue on sales to wholesalers and, instead, recognized revenue at the time that product was sold by a wholesaler to an end-user customer. Shipments of product that were not recognized as revenue were treated as deferred revenue. However, as of January 1, 2013, we determined that we had obtained sufficient product return history to reasonably estimate future wholesaler returns. Since that time, we have recognized revenue at the time product is sold to a wholesaler consistent with other companies with products at this stage of commercialization. As a result of this change, we recorded a one-time adjustment during the three months ended March 31, 2013, to recognize revenue that had previously been deferred, resulting in additional net revenue of $2.6 million and cost of sales of $0.9 million during the period. The corresponding impact of this one-time adjustment was a reduction of $1.7 million in both our loss from continuing operations and net loss for the three months ended March 31, 2013. The per share net impact of the adjustment for the three months ended March 31, 2013, was a reduction in net loss of $0.02 per share.

        We record certain fees, sales reserves and allowances as a reduction to gross revenue and deferred revenue, as applicable. These reserves and allowances include distribution service fees, a prompt payment reserve, a group purchasing discount and administrative service fee, discounts to certain end-user hospitals and governmental programs and a reserve for estimated product returns based on historical return rates, as applicable. Distribution service fees arise from contractual agreements between us and certain wholesalers for distribution services they provide with respect to OFIRMEV. These fees are generally a fixed percentage of the price of the product purchased by these wholesalers. The prompt payment reserve is based upon cash discounts we offer certain wholesalers as an incentive to meet certain payment terms. We account for these cash discounts at the time the sale is made to the wholesalers. The group purchasing discount and administrative service fee is based upon contracted discounts we provide to members of certain purchasing groups. We estimate the sales through our wholesalers to the group purchasing organization members and accrue for the chargebacks we anticipate from such sales based on the difference between the current retail price and the reduced price paid by the group purchasing organization members. A group purchasing organization administrative fee that we incur in exchange for administrative services provided by the group purchasing organizations for these transactions is also accrued at the time of sale. We also provide government programs and certain customers a predetermined discount that is recorded at the time of sale.

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

Our inventory costs consist primarily of our third-party manufacturing fees, indirect and personnel overhead costs, freight-in, and other direct costs, if any. Fixed production overheads are allocated to the unit production costs based upon normal production capacity. Unallocated overhead costs incurred during periods of abnormally low production or unplanned facility downtime are recognized as expense in the period in which they are incurred.

In February 2012, we placed certain inventory produced by Baxter on indefinite hold and temporarily suspended production of OFIRMEV by Baxter. Production by Baxter remained suspended through December 31, 2012, and in March 2013, we and Baxter mutually agreed to terminate our supply agreement for OFIRMEV. We recorded charges of $5.6 million for the fourth quarter of 2011 and $0.2 million for the first quarter of 2012 in cost of sales to fully write-down the value of this inventory. Further, we decided to destroy this product as a result of a second voluntary recall of product manufactured by Baxter and have accrued for those costs as of December 31, 2012. During the suspension, we transitioned the supply of OFIRMEV to BMS Anagni, which is presently our sole supplier for the product. No supply shortages are anticipated as a result of the termination of our supply agreement with Baxter as we continue to distribute product manufactured by BMS Anagni.

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

Long-Lived Assets

We evaluate our long-lived assets for impairment of their carrying value when events or circumstances indicate that the carrying value may not be recoverable. Factors we consider in deciding when to perform an impairment review include significant negative industry or economic trends, significant changes or planned changes in our use of the assets, technological obsolescence, or other changes in circumstances which indicate the carrying value of the assets may not be recoverable. If such an event occurs, we evaluate whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If this is the case, we recognize an impairment loss to the extent that carrying value exceeds fair value. Fair value is determined based on market prices or discounted cash flow analysis, depending on the nature and planned use of the asset and the availability of market data. Any estimate of future cash flows is inherently uncertain. The factors we take into consideration in making estimates of future cash flows include product life cycles, pricing trends, future capital needs, cost trends, product development costs, competitive factors and technology trends as they each affect cash inflows and outflows. If an asset is written down to fair value, that value becomes the asset’s new carrying value and is depreciated over the remaining useful life of the asset.

A substantial portion of our capital assets are associated with our previous supply agreement with Baxter. As part of the agreement, which was terminated in March 2013, we agreed to fund specified improvements to the facilities and the construction of the manufacturing equipment to be used for the production of OFIRMEV. During the build-out of the facility and construction of our equipment, we accrued for costs incurred based on factors such as estimates of work performed, milestones achieved and experience with similar contracts. As actual costs became known, we adjusted our accruals accordingly. In February 2012, we suspended production of OFIRMEV by Baxter, and in March 2013, we and Baxter mutually terminated our supply agreement for OFIRMEV. As a result, we reduced the carrying value of our manufacturing assets and manufacturing equipment and facility construction assets in process to their current estimated fair value, resulting in an impairment charge of $7.0 million for the year ended December 31, 2012. Moreover, we fully impaired the retirement obligation asset associated with the supply agreement, resulting in a charge of $0.7 million as of December 31, 2012. The carrying value on our balance sheet of the manufacturing assets located at Baxter at March 31, 2013 and December 31, 2012 was $1.0 million, and the value of the manufacturing equipment and facility construction assets in process was $0.4 million. The balance of our accrued asset retirement obligation, included in accrued liabilities, at March 31, 2013 and December 31, 2012, was $0.7 million.

Results of Operations

Three-Month Periods Ended March 31, 2013 and 2012

Revenue

During the three months ended March 31, 2013, we recognized $23.6 million of net product revenue from the sale of OFIRMEV to hospitals and other end-users, which represents an increase of $15.6 million, or 195%, from the $8.0 million reported for the comparable period in 2012. Included in net revenue for the three months ended March 31, 2013, is $2.6 million of net revenue recognized during the period on shipments of product that had previously been deferred as a result of a change in our accounting estimate for revenue recognition.

The increase in our net product revenue in 2013 is primarily attributable to the continued expansion of our end-user customer base and increased use of OFIRMEV in surgical settings. For example, unique end-user accounts increased to over 4,000 at March 31, 2013, from approximately 2,200 at January 1, 2012. Further, this growing customer base has increased the average frequency with which they order the product as well as their average order size. For example, the average order size for end-user customers for the first quarter of 2013 increased more than 28%, as compared to the average order size for the first quarter of 2012.

The net revenue reported for the three months ended March 31, 2013, was also positively impacted by price increases for OFIRMEV implemented in July 2012 and January 2013. The impact of the higher average net selling price during the three months ended March 31, 2013, as compared to the same period in 2012 was approximately $2.6 million based on the difference between the average net selling prices between the two periods.

Costs and Expenses

Cost of Product Sales. Our cost of product sales for the three months ended March 31, 2013, was $8.2 million, or 35% of net product revenue, compared to $4.2 million, or 53% of net product revenue, for the comparable period in 2012. The improvement in our costs of sales as a percentage of net product revenue during the first three months of 2013 was primarily due to higher freight costs incurred during the first quarter of 2012 as a result of a temporary supply disruption during that period that were not incurred in 2013. More specifically, we incurred expedited freight costs on certain shipments of OFIRMEV from BMS Anagni in order to meet demand for OFIRMEV following the suspension of manufacturing at Baxter’s facility in February 2012, and we expedited certain shipments to our wholesalers during this period. We also sustained unabsorbed manufacturing costs due to fixed costs that we incurred during the temporary suspension of production by Baxter, and incurred a loss from an inventory write-down during the three months ended March 31, 2012. Our costs of product sales for the three months ended March 31, 2013 were impacted by a credit we recorded of $0.3 million during the period pursuant to the cancellation of a previously accrued liability with Baxter, which was partially offset by a $0.1 million charge we incurred for product that had spoiled during the period.

Patent Amortization. As a result of the approval of our NDA for OFIRMEV in the fourth quarter of 2010, we made a milestone payment of $15.0 million in the fourth quarter of 2010, which we recorded as an intangible asset and are amortizing over the estimated useful life of the licensed patents. During each of the three months ended March 31, 2013 and 2012, we incurred $0.3 million of non-cash expense related to the amortization of this intangible asset.

Research and Development Expenses. Research and development expenses decreased $0.1 million, or 10%, for the three months ended March 31, 2013, to $1.4 million, compared to $1.5 million for the comparable period in 2012. This decrease was primarily due to lower personnel costs, mostly offset by costs incurred on our FDA-required post-approval clinical trial for OFIRMEV in pediatric patients under two years of age, which we began enrolling during the third quarter of 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.9 million, or 8%, for the three months ended March 31, 2013, to $21.6 million, compared to $23.5 million for the comparable period in 2012. This decrease was mostly attributable to the timing of educational and marketing programs during the year, as we had front-loaded the timing of these programs in 2012. Additionally, we incurred lower personnel costs for our hospital sales specialists during the first quarter of 2013, as compared to 2012. Partially offsetting these reductions, however, were higher legal expenses incurred during the first three months of 2013, as compared to the same period in 2012, related to our ongoing intellectual property litigation.

Other Income and Expenses, Net

Net other income for the three months ended March 31, 2013, was $6.6 million, representing an increase of $7.7 million from the net expense of $1.1 million incurred during the comparable period in 2012. This change is due to the $13.5 million we received from the waiver and termination of our Incline option and the $1.5 million we received from the sale of our Incline stock. We had recorded these assets using the cost method with a combined value of $7.0 million and as a result of the transaction, recorded a gain of $7.7 million during three months ended March 31, 2013. No similar gain was recorded during the same period in 2012.

Our interest expense during the three months ended March 31, 2013, of $1.1 million was consistent with our interest expense for the comparable period in 2012 as the outstanding principal balance on our debt remained constant at $30.0 million.

Liquidity and Capital Resources

As a biopharmaceutical company focused on acquiring, in-licensing, developing and commercializing proprietary products principally for use in the hospital setting, we enter into agreements to acquire commercial products and the right to develop and commercialize product candidates, which requires a significant amount of resources. Further, these agreements and related development programs may not result in commercially successful products that generate significant revenue and, for product candidates, even if a commercial product is developed, it could take a substantial amount of time to recover the investment in the program, if at all. For example, we obtained the exclusive patent rights and know-how for OFIRMEV, which is currently our only product, for the U.S. and Canada pursuant to our license agreement with BMS. Under this agreement, we have paid a total of $40.0 million in up-front fees and milestone payments, and we may be required to make two future milestone payments totaling up to $25.0 million upon the achievement of certain levels of net sales of the product in addition to royalties on the net sales of OFIRMEV. Further, in developing OFIRMEV, we have incurred approximately $45.0 million in research and development costs through March 31, 2013 specific to the product. However, our total investment in the OFIRMEV program is significantly more, as these costs exclude a substantial portion of our internal costs, such as salaries and related personnel costs, which are not tracked on a project basis. In January 2011, we commenced sales of OFIRMEV, however, we have yet to recover our investment in the drug product and development program. For example, as of March 31, 2013, we had realized approximately $41.0 million in gross profit on sales of OFIRMEV and we continued to operate at a loss.

OFIRMEV is currently our only product and we have no ongoing development programs for other product candidates. If we acquire, in-license or develop other drug products or drug candidates, it will likely require substantial capital resources. We previously entered into an option agreement with Incline whereby we had the option to acquire Incline. However, in December 2012, we entered into a waiver, consent and option termination agreement with Incline pursuant to which we agreed to the buy-out and termination of our option. In January 2013, under the terms of the waiver agreement, we relinquished our option for consideration of $13.1 million in cash. Additionally, we received $1.5 million for the shares of Incline stock we sold as part of the transaction.

Since inception, our operations have been financed primarily through the sale of equity securities, in both public and private offerings. From our inception through March 31, 2013, we have received net proceeds of approximately $444.1 million from the sale of our preferred stock, common stock and warrants to purchase common stock. Through March 31, 2013, the sales of shares of our preferred stock, common stock and warrants were as follows:

•

from July 2004 to March 2013 (excluding our initial public offering, our February 2008 registered direct offering, our February 2009 private placement and our 2010 and 2011 public offerings), we issued and sold a total of 3,233,196 shares of common stock to our founders, employees, directors and consultants for aggregate net proceeds of $3.1 million;

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

Additionally, we have obtained growth capital through loans with Oxford Finance LLC, Silicon Valley Bank and General Electric Capital Corporation. As of March 31, 2013, the current secured credit facility with this syndicate had an outstanding principal balance of $30.0 million and we had no further available credit. We are currently making interest-only payments on the outstanding balance of this facility, which will continue through December 2013. In January 2014, we will begin making equal monthly principal and interest payments to fully amortize the balance over a 30-month term. In connection with the establishment of our loan agreements, we have issued warrants to the lenders to purchase shares of our stock. As of March 31, 2013, 63,079 shares of common stock had been issued from the exercise of such warrants. Warrants to purchase an additional 50,331 common shares at $12.67 per share, 254,793 common shares at $7.0645 per share, 158,311 common shares at $3.79 per share and 154,638 common shares at $3.88 per share, remain outstanding at March 31, 2013 from our loan agreements.

Liquidity

As of March 31, 2013, we had $60.5 million in cash and cash equivalents, compared to $58.3 million at December 31, 2012. This $2.2 million increase in our cash and cash equivalent balance during the first quarter of 2013 was primarily due to the $13.1 million we received for the waiver and termination of our Incline option and the $1.5 million we received from the sale of our Incline stock, which was mostly offset by our use of cash in operations. During the three months ended March 31, 2013, this use of cash was $12.5 million, which represents a decrease of $5.7 million from the $18.2 million used in operations during the comparable period in 2012. The reduction in our use of cash from operations during the current period was mostly due to the increase in our revenue. However, the impact of our increased revenue was partially offset by an increase in our working capital requirements during the first quarter of 2013. More specifically, during the three months ended March 31, 2013, we used $0.9 million for prepaying certain expenses. Further, our accounts receivable balance increased $2.7 million during the three months ended March 31, 2013 to $8.9 million, from $6.2 million at December 31, 2012. Despite this increase in our accounts receivable balance, however, our collection period at March 31, 2013, remained relatively constant at approximately 32 days based on our calculation of days sales outstanding.

We used less than $0.1 million of cash for purchases of property and equipment during the three months ended March 31, 2013, and our net property and equipment balance remained relatively constant at approximately $1.9 million. These assets, however, are mostly manufacturing-related assets, including machinery, construction-in-process assets and an asset retirement obligation, related to our supply agreement with Baxter that we terminated in March 2013. As of March 31, 2013, our manufacturing equipment remained in the Baxter facility and we are responsible for the removal of the equipment, which must occur within 180 days of the termination of the agreement. As of December 31, 2012, we had fully accrued for the estimated $0.7 million asset retirement obligation, and as of March 31, 2013, $0.7 million remained outstanding. Moreover, we accrued $0.3 million for the estimated destruction costs for inventory manufactured by Baxter as of December 31, 2012. As of March 31, 2013, a liability of $0.3 million remains on our balance sheet in accrued liabilities for this destruction.

We made no principal payments under our debt agreements during the first quarter of 2013 and our outstanding principal balance remained at $30.0 million as of March 31, 2013. Pursuant to the terms of our amended credit facility, we are currently making interest-only payments through December 31, 2013.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2013.

Recent Accounting Pronouncements

See Note 3 to the Notes to Condensed Financial Statements in Item 1 above for further discussion of recent accounting pronouncements.

Caution on Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, includes forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Forward-looking statements discuss matters that are not historical facts, and include, but are not limited to discussions regarding our business, prospects, regulatory and commercialization strategies, growth strategy, future revenue, projected costs, competition, industry, regulatory environment, economic conditions, financial condition, liquidity and capital resources and results of operations. In this Quarterly Report, for example, we make forward-looking statements regarding: our plans to submit a supplemental NDA to the FDA for OFIRMEV in flexible plastic bags in the second half of 2013; our estimate of the cost to remove equipment from Baxter’s facility and the destruction costs for the recalled lots of OFIRMEV manufactured by Baxter; our expectations regarding the sufficiency of our capital resources to fund our operations; the potential for us to acquire other products or product candidates; the potential for us to commercialize OFIRMEV in Canada; and our ability to execute our strategies for acquiring, in-licensing, developing and commercializing proprietary products principally for use in the hospital setting. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words, “believe,” “may,” “might,” “can,” “could,” “will,” “would,” “should,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” or similar expressions.

        While we believe that the expectations reflected in this Quarterly Report are reasonable, the inclusion of any forward-looking statements should not be regarded as a representation that any of our plans will be achieved. Our actual results may differ from those anticipated in our forward looking statements as a result of various factors, including those set forth below under the caption “Part II, Item 1A — Risk Factors” and the differences may be material. These risk factors include, but are not limited to: our dependence on the successful commercialization of OFIRMEV, which is our only product; our ability to achieve broad market acceptance and generate revenues from sales of OFIRMEV; our dependence on our contract manufacturers and our ability to ensure an adequate and continued supply of OFIRMEV to meet market demand; our ability to successfully enforce our marketing exclusivities and intellectual property rights, and to defend the patents covering OFIRMEV, including in current intellectual property litigation with the parties that have submitted abbreviated new drug applications (“ANDAs”) for generic versions of OFIRMEV; the potential that we may be required to continue intellectual property litigation for substantial lengths of time or file additional lawsuits to defend our patent rights from challenges by companies that have submitted ANDAs for generic versions of OFIRMEV, and the substantial costs associated with such lawsuits; the potential introduction of generic competition to OFIRMEV in the event we are unsuccessful in current or future intellectual property litigation; our dependence on our licensors for the maintenance and enforcement of our intellectual property rights; the potential product liability exposure associated with pharmaceutical products such as OFIRMEV and other products we may in-license or acquire; our ability to fully comply with numerous federal, state and local laws and regulatory requirements that apply to our commercial activities; public concern regarding the safety of drug products such as OFIRMEV, which could result in the implementation by regulatory agencies of new requirements to include unfavorable information in the labeling for OFIRMEV; the risk that we may not be able to raise sufficient capital when needed, or at all; and other risks detailed below under Part II — Item 1A — Risk Factors and in our periodic public filings with the SEC; and other risks detailed below under Part II — Item 1A — Risk Factors and in our periodic public filings with the SEC. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. All forward-looking statements are qualified in their entirety by this cautionary statement and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof. This caution is made under the safe harbor provisions of Section 21E of the Private Securities Litigation Reform Act of 1995.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2013, our cash equivalents and short-term investment holdings consisted of investments in money market funds, debt obligations of municipalities, commercial paper and certificates of deposit. These investments were made in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.

We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe our cash, cash equivalents and investment securities have significant risk of default or illiquidity. We made this determination based on discussions with our investment advisors and a review of our holdings. While we believe our cash, cash equivalents and investment securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. All of our cash, cash equivalents and investment securities are held at fair value. The following table shows the fair value of our cash equivalents and investment securities as of March 31, 2013 (in thousands):

	Amortized Cost Basis	Fair Value
Cash equivalents	$58,745	$58,745
Available-for-sale marketable securities	$3,745	$3,745

Debt

Our current loan and security agreement has a fixed interest rate. Consequently, we do not have significant interest rate cash flow exposure on our debt. The outstanding principal balance of the loan and security agreement at March 31, 2013, was $30.0 million, and is collateralized by substantially all of our assets (excluding intellectual property). Under the terms of our current agreement, we must maintain minimum quarterly product revenue of at least $12.5 million, are precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and are subject to prepayment penalties and various non-financial covenants. We believe we were in compliance with all such covenants under the agreement as of March 31, 2013.

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

Changes in internal control over financial reporting. As of January 1, 2013, we began to recognize revenue and estimate returns on sales of our product to wholesale customers. Prior to this time, we deferred the recognition of revenue until the time that the product had been sold by the wholesaler to a hospital or other end-user customer because the lack of historical product return data did not allow us to reasonably estimate returns on sales to the wholesalers. However, based upon product return history gathered since the commercial launch of our product in January 2011, we determined that we have sufficient data to reasonably estimate a return rate as of January 1, 2013. As a result, we changed our product return estimate and are now recognizing revenue on sales to wholesalers. The implementation of this change in our product return estimate resulted in the implementation of new controls, as well as changes to existing controls, systems and procedures that affect our internal control over financial reporting.

There were no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We settled with Perrigo and the case against Perrigo was dismissed on November 30, 2012. In connection with the settlement and license agreements entered into in November 2012, Perrigo has been granted the exclusive right of first refusal to negotiate an agreement with us to market an authorized generic version of OFIRMEV in the U.S. in the event that we elect to launch an authorized generic version of the product. The license agreement also provides that, if we enter into an agreement for Perrigo to market an authorized generic version of OFIRMEV, during the license period, Perrigo would purchase the product exclusively from us. We would receive product costs plus an administrative fee, as well as a royalty payment based on the net profits achieved by Perrigo from the sale of the authorized generic product. Additionally, we have granted Perrigo the non-exclusive right to market a generic intravenous acetaminophen product in the U.S. under Perrigo’s ANDA after December 6, 2020, or earlier under certain circumstances. The Federal Trade Commission, or FTC, or the Department of Justice, or DOJ, could seek to challenge our settlement with Perrigo, or a competitor, customer or other third-party could initiate a private action under antitrust or other laws challenging our settlement with Perrigo.

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

In April 2012, Exela filed suit against David J. Kappos and the USPTO in the United States District Court for the Eastern District of Virginia for declaratory judgment seeking a reversal of the USPTO’s decision not to act on a petition by Exela to vacate the USPTO’s April 2003 order reviving the international application for the ‘218 patent. The lawsuit followed the USPTO’s rejection of Exela’s petition to the USPTO filed in November 2011, which sought to vacate the April 23, 2003 order granting Pharmatop’s petition to revive the ‘218 patent. The USPTO determined that Exela lacks standing to seek such relief. Exela also seeks declaratory judgment that the USPTO’s rules and regulations that allow for revival of abandoned, international patent applications under the “unintentional” standard are invalid, and similar relief in connection with one or more counterclaims it has filed in the Delaware litigation. Our motion to intervene in this lawsuit was granted in October 2012. In December 2012, the district court dismissed the case with prejudice as barred by the applicable statute of limitations. In February 2013, Exela appealed the district court’s decision to the Court of Appeals for the Federal Circuit. A decision by the Court of Appeals in favor of Exela could result in the invalidation of the ‘218 patent.

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

In February 2013, we filed suit in the United States District Court for the Southern District of California and the District of New Jersey against Sandoz, Inc., or Sandoz. The lawsuits follow a December 2012 notice by Sandoz concerning its filing of an ANDA containing a Paragraph IV patent certification with the FDA for a generic version of OFIRMEV. In the lawsuits, we allege that Sandoz has infringed the ‘222 patent and the ‘218 patent by filing its ANDA seeking approval from the FDA to market a generic version of OFIRMEV prior to the expiration of these patents. Sandoz has filed an answer in the Southern District of California that asserts, among other things, non-infringement and invalidity of the asserted patents, and has also filed counterclaims.

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

We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2012.

Risks Related to Our Business and Industry

Our success depends on the commercial success of our only product, OFIRMEV.

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

OFIRMEV was launched in January 2011. Since that time, we have continued to expend significant time and resources to provide effective promotional materials to our sales force and medical and scientific support materials for our medical affairs staff for their use in communicating about OFIRMEV with physicians, nurses, hospitals and other customers, and to ensure that a consistent and appropriate message about OFIRMEV is being delivered to our potential customers. The effectiveness of our promotional and medical communication materials about OFIRMEV is critically important to our efforts to inform and educate potential customers about the benefits and risks of OFIRMEV and its proper administration, and the continued success of our commercialization activities for the product.

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

In March 2013, we entered into an agreement with Laboratorios Grifols, S.A., or Grifols, a division of Grifols, S.A., for the development, manufacture and supply of commercial quantities of OFIRMEV in flexible plastic bags. We plan to submit a supplemental NDA to the FDA in the second half of 2013 seeking approval of the product to be manufactured by Grifols, but Grifols will not be able to supply us with OFIRMEV until FDA approval is granted, if ever.

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

For example, in February 2012, we announced a voluntary recall of a single lot of OFIRMEV that was manufactured by our previous contract manufacturer, Baxter Healthcare Corporation, or Baxter, and in July 2012, we announced a second voluntary recall of product manufactured at Baxter’s facility due to the presence of unidentified, visible particles in a limited number of vials of the product, which were detected during routine stability testing. Although we received no adverse event reports associated with the particulate matter or product complaints involving similar particulate matter, as a precautionary measure we suspended production by Baxter in connection with the initial recall and decided to recall all remaining lots of OFIRMEV manufactured by Baxter in connection with the second recall. As a result of the first recall, during the first quarter of 2012, some of our customers experienced short-term supply delays due to the temporary suspension of shipments from Baxter before we were able to expedite sufficient shipments of OFIRMEV from BMS Anagni. In addition, during that time we incurred higher freight costs to expedite shipments of OFIRMEV from BMS Anagni in order to meet demand for the product following the temporary suspension at Baxter’s facility. We also continued to incur unabsorbed manufacturing costs due to fixed costs that accrued under our supply agreement with Baxter during the time that Baxter’s manufacturing of the product was suspended.

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

If OFIRMEV does not achieve sufficient market acceptance, the revenues that we generate from its sales will be limited.*

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

Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Further, the recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity can now be found guilty of fraud or false claims under PPACA without actual knowledge of the statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Possible sanctions for violation of these anti-kickback laws include monetary fines, civil and criminal penalties, exclusion from Medicare, Medicaid and other government programs and forfeiture of amounts collected in violation of such prohibitions. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, results of operations and financial condition.

The PPACA also imposes new reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. In addition, device and drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Manufacturers will be required to begin data collection on August 1, 2013, and report such data to CMS by March 31, 2014, and by the 90th day of every calendar year for the reporting period of the previous year.

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

Other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. On March 1, 2013, the President signed an executive order implementing sequestration, and on April 1, 2013, the 2% Medicare payment reductions went into effect. The ATRA, among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws, as well as legislative and regulatory proposals that may be adopted from time to time in the future, may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations. The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care services to contain or reduce costs of health care could result in decreased net revenues from our pharmaceutical products and decrease potential returns from our development efforts.

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

We may experience difficulties in managing the growth of our organization.*

As of March 31, 2013, we had approximately 204 employees. The commercial launch of OFIRMEV in January 2011 required us to substantially expand our managerial, commercial, financial and other personnel resources, particularly in sales and marketing positions. Additionally, beginning in November 2011, we implemented a reduction in force of 17 employees, or approximately 7% of our total work force at that time, primarily in our development and general and administrative areas. This action was taken in order to focus our resources on commercialization activities for OFIRMEV and to reduce programmatic costs not directly associated with such efforts. Despite these efforts, our management, personnel, systems and facilities currently in place may not be adequate to support our commercially-focused organization, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses. The failure to do so could have a significant negative impact on our future product revenues and business results.

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

Risks Related to Intellectual Property

The patent rights that we have in-licensed covering OFIRMEV are limited to a specific intravenous formulation of acetaminophen. As a result, our market opportunity for this product may be limited by the lack of patent protection for the active ingredient itself and other formulations of intravenous acetaminophen may be developed by competitors.*

The active ingredient in OFIRMEV is acetaminophen. Patent protection is not available for the acetaminophen molecule itself in the territories licensed to us, which include the U.S. and Canada. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredient as OFIRMEV so long as the competitors do not infringe any process or formulation patents that we have in-licensed from BMS and its licensor, Pharmatop. We are the exclusive licensee of two U.S. patents and two issued Canadian patents owned by Pharmatop, under BMS’s license to these patents from Pharmatop. U.S. Patent No. 6,028,222, or the ‘222 patent (Canadian patent number 2,233,924), covers the formulation of OFIRMEV, and this patent expires in August 2017. U.S. Patent No. 6,992,218, or the ‘218 patent (Canadian patent number 2,415,403), covers the process used to manufacture OFIRMEV, and this patent expires in June 2021. We plan to complete a pediatric clinical trial of OFIRMEV within the period agreed on with the FDA, which is August 2015, and, upon timely completion and the acceptance by the FDA of the data from this study, we expect that OFIRMEV will be eligible for an additional six months of marketing exclusivity in the U.S.

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

Four third-parties have challenged, and additional third parties may challenge, the patents covering OFIRMEV, which could result in the invalidation or unenforceability of some or all of the relevant patent claims. If a third party files an ANDA for a generic drug product containing acetaminophen and relies in whole or in part on studies conducted by or for us, the third party will be required to certify to the FDA that, in the opinion of that third party, the patent listed in the Orange Book for a branded product is invalid, unenforceable, or will not be infringed by the manufacture, use or sale of the third party’s generic drug product. A third party certification that the new product will not infringe the Orange Book-listed patents for OFIRMEV, or that such patents are invalid, is called a Paragraph IV patent certification. If the third party submits a Paragraph IV patent certification to the FDA, a notice of the Paragraph IV patent certification must also be sent to us once the third-party’s ANDA is accepted for filing by the FDA. A lawsuit may then be initiated to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of the receipt of notice of a Paragraph IV patent certification automatically prevents the FDA from approving the ANDA until the earlier of the expiration of a 30-month period, the expiration of the patents, the entry of a settlement order stating that the patents are invalid or not infringed, a decision in the infringement case that is favorable to the ANDA applicant, or such shorter or longer period as the court may order. If a patent infringement lawsuit is not initiated within the required 45-day period, the third-party’s ANDA will not be subject to the 30-month stay. Regardless of the outcome of any litigation, no ANDA or NDA relying in whole or in part on studies conducted by or for us can receive final approval from the FDA before expiration of the regulatory exclusivity period for OFIRMEV in November 2013.

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

In January 2013, we and Pharmatop filed suit in the United States District Court for the Southern District of California and the Northern District of Illinois against Fresenius Kabi USA, LLC, or Fresenius. In February 2013, we filed suit in the United States District Court for the Southern District of California and the District of New Jersey against Sandoz, Inc., or Sandoz. In these cases, we have alleged that each of Fresenius and Sandoz has each infringed the ‘222 and ‘218 patents by filing their respective NDA, in the case of Fresenius, or ANDA, in the case of Sandoz, seeking approval from the FDA to market a generic version of OFIRMEV prior to the expiration of our patents for OFIRMEV. Both the Fresenius and Sandoz lawsuits were filed within 45 days of receipt of the respective notice letters, thereby triggering a stay of FDA approval of the Fresenius NDA and the Sandoz ANDA until the earlier of the expiration of a 30-month period, the expiration of the ‘222 and ‘218 patents, the entry of a settlement order or consent decree stating that the ‘222 and ‘218 patents are invalid or not infringed, a decision in the case concerning infringement or validity that is favorable to Fresenius and/or Sandoz, or such shorter or longer period as the courts may order. Fresenius and Sandoz have both filed answers in the Southern District of California that assert, among other things, non-infringement and invalidity of the asserted patents, and have also filed counterclaims.

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

Additionally, in September 2012, an unidentified third party filed with the USPTO a Request for Ex Parte Reexamination of the ‘222 patent. In December 2012, we received notice that the USPTO had granted the Request for Reexamination. The reexamination process is provided for by law and requires the USPTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third party or the USPTO. Because we and Pharmatop believe that the scope and validity of the patent claims in this patent are appropriate and that the USPTO’s prior issuance of the patent was correct, we, in conjunction with Pharmatop, will vigorously defend this patent. We cannot predict whether we and Pharmatop ultimately will succeed in maintaining the scope and validity of the claims of this patent during reexamination. If any of the patent claims in this patent ultimately are narrowed, or canceled during prosecution before the USPTO, the extent of the patent coverage afforded to OFIRMEV could be impaired, which could potentially harm our business and operating results.

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

Risks Related to Our Finances and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.*

We began generating revenues from the commercialization of OFIRMEV in January 2011. Prior to that time, we focused primarily on in-licensing and developing OFIRMEV and our former product candidate, omiganan pentahydrochloride, with the goal of supporting regulatory approval for these product candidates. We have incurred losses in each year since our inception in May 2004, including net losses of $81.0 million, $93.0 million and $56.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of March 31, 2013, we had an accumulated deficit of $449.0 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and our working capital. For example, while our development expenses have decreased since 2010 due to the completion of our clinical development program for OFIRMEV, we have incurred increased commercialization and marketing expenses since that time in connection with our launch of OFIRMEV. Further, since the launch of OFIRMEV, we have also incurred significant increased sales, marketing and outsourced manufacturing expenses. In addition, we are required to pay a minimum annual royalty under our license agreement for OFIRMEV and we have minimum purchase obligations under our supply agreements with our contract manufacturers for OFIRMEV. If our sales of OFIRMEV are insufficient to meet our minimum annual royalty obligations, we will be required to make larger royalty payments than would have otherwise been required based on sales of OFIRMEV alone. As a result, we expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

The trading prices for our common stock during the 52 weeks ending March 31, 2013 ranged from a high of $6.85 to a low of $2.56. The market price of our common stock is likely to continue to be highly volatile and may fluctuate substantially due to many factors, including:

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

Our executive officers and directors and their affiliates may exercise control over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.*

As of March 31, 2013, our executive officers and directors and their affiliates together controlled approximately 28% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets, and might affect the prevailing market price of our common stock.

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

10.1

Amended and Restated Supply Agreement, dated February 22, 2013, by and between the Company and Lawrence Laboratories, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on February 28, 2013

10.2±*	Settlement and Termination Agreement, dated March 5, 2013, by and between the Company and Baxter Healthcare Corporation

10.3±*	Manufacturing and Supply Agreement, dated March 4, 2013, by and between the Company and Laboratorios Grifols, S.A.

31.1±	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2±	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32±	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS±†	XBRL Instance Document

101.SCH±†	XBRL Taxonomy Extension Schema Document

101.CAL±†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF±†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB±†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE±†	XBRL Taxonomy Extension Presentation Linkbase Document

±	Included in this Report.
*	Confidential treatment has been requested as to certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.
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

CADENCE PHARMACEUTICALS, INC.

Dated: May 3, 2013	By:	/S/ WILLIAM R. LARUE
William R. LaRue
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.1

Amended and Restated Supply Agreement, dated February 22, 2013, by and between the Company and Lawrence Laboratories, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on February 28, 2013

10.2±*	Settlement and Termination Agreement, dated March 5, 2013, by and between the Company and Baxter Healthcare Corporation

10.3±*	Manufacturing and Supply Agreement, dated March 4, 2013, by and between the Company and Laboratorios Grifols, S.A.

31.1±	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2±	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32±	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS±†	XBRL Instance Document

101.SCH±†	XBRL Taxonomy Extension Schema Document

101.CAL±†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF±†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB±†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE±†	XBRL Taxonomy Extension Presentation Linkbase Document

±	Included in this Report.
*	Confidential treatment has been requested as to certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.
†

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.