Form 10-Q
period 2013-06-30
CADENCE PHARMACEUTICALS INC
filed 2013-08-02
CIK 1333248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of July 31, 2013, there were 86,067,220 shares of the registrant’s Common Stock outstanding.

CADENCE PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CADENCE PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,477	$58,327
Investments in marketable securities	2,346	3,745
Restricted cash	640	640
Accounts receivable, net	8,962	6,152
Inventory	7,318	6,498
Prepaid expenses	1,659	1,064
Other current assets	752	90

Total current assets	76,154	76,516
Property and equipment, net	1,894	1,967
Intangible assets, net	11,418	12,090
Other assets	86	7,106

Total assets	$89,552	$97,679

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,769	$5,796
Accrued liabilities	13,398	12,969
Deferred revenue	-	2,234
Current portion of long-term debt, less discount of $167 and $—, respectively	5,197	-

Total current liabilities	26,364	20,999
Long-term debt, less current portion and discount of $769 and $1,182, respectively	23,867	28,818
Other liabilities	417	51

Total liabilities	50,648	49,868

Commitments and contingencies (Note 11)

Stockholders’ equity :
Common stock, $0.0001 par value; 200,000,000 shares authorized, 85,910,674 shares and 85,668,668 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	9	9
Additional paid-in capital	499,789	495,458
Accumulated other comprehensive income	-	-
Accumulated deficit	(460,894)	(447,656)

Total stockholders’ equity	38,904	47,811

Total liabilities and stockholders’ equity	$89,552	$97,679

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Product revenue, net	$24,674	$11,075	$48,286	$19,079
License revenue	-	33	-	33

Total revenues	24,674	11,108	48,286	19,112

Costs and expenses:
Cost of product sales	8,294	5,756	16,461	10,002
Amortization of patent license	336	336	672	672
Research and development	1,680	1,700	3,043	3,211
Selling, general and administrative	25,698	23,241	47,333	46,772
Other	(545)	1	(495)	1

Total costs and expenses	35,463	31,034	67,014	60,658

Loss from operations	(10,789)	(19,926)	(18,728)	(41,546)

Other (expense) income:
Interest income	18	27	40	63
Interest expense	(1,111)	(1,110)	(2,211)	(2,209)
Other income	7	20	7,661	30

Total other (expense) income, net	(1,086)	(1,063)	5,490	(2,116)

Net loss	$(11,875)	$(20,989)	$(13,238)	$(43,662)

Basic and diluted net loss per share	$(0.14)	$(0.25)	$(0.15)	$(0.51)

Shares used to compute basic and diluted net loss per share	85,804	85,553	85,738	85,536

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(11,875)	$(20,989)	$(13,238)	$(43,662)

Other comprehensive income (loss):
Net unrealized loss on securities available for sale	-	(1)	-	(2)

Other comprehensive loss	-	(1)	-	(2)

Comprehensive loss	$(11,875)	$(20,990)	$(13,238)	$(43,664)

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net loss	$(13,238)	$(43,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	127	826
Loss on disposal of assets	-	1
Gain on sale of investment	(7,654)	-
Inventory write-down	-	163
Stock-based compensation	3,499	4,752
Non-cash interest expense	9	14
Amortization of intangible assets	672	672
Amortization of discount on note payable	246	272
Amortization of premiums (accretion of discounts) on available-for-sale securities	(1)	(13)
Changes in operating assets and liabilities:
Accounts receivable	(2,810)	(2,265)
Inventory	(820)	(3,103)
Prepaid expenses and other assets	(1,246)	81
Accounts payable	1,973	4,442
Deferred revenue	(2,234)	386
Accrued liabilities and other liabilities	803	2,087

Net cash used in operating activities	(20,674)	(35,347)

Investing activities
Maturities and sales of marketable securities	1,400	40,850
Proceeds from the sale of Incline option and preferred shares	14,654	-
Purchases of property and equipment	(62)	(1,222)
Proceeds from the sale of property and equipment	-	1

Net cash provided by investing activities	15,992	39,629

Financing activities
Proceeds from issuance of common stock, net	832	96

Net cash provided by financing activities	832	96

Net increase in cash and cash equivalents	(3,850)	4,378
Cash and cash equivalents at beginning of period	58,327	82,609

Cash and cash equivalents at end of period	$54,477	$86,987

Supplemental disclosures
Property and equipment purchases in accounts payable and accrued expenses at period end	$385	$224
Unrealized loss on investment securities	$-	$(2)
Cash paid for interest and fees	$1,607	$1,465

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	The Company

Cadence Pharmaceuticals, Inc. (the “Company”) was incorporated in the state of Delaware in May 2004. The Company is a biopharmaceutical company focused on acquiring, in-licensing, developing and commercializing proprietary products principally for use in the hospital setting. In March 2006, the Company in-licensed the exclusive U.S. and Canadian rights to OFIRMEV® (acetaminophen) injection, an intravenous (“IV”) formulation of acetaminophen, from Bristol-Myers Squibb Company (“BMS”). In November 2010, the Food and Drug Administration (“FDA”) approved the Company’s New Drug Application (“NDA”) for OFIRMEV for the management of mild to moderate pain, the management of moderate to severe pain with adjunctive opioid analgesics, and the reduction of fever in adults and children two years of age and older. In January 2011, the Company commenced commercial sales of the product in the U.S.

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

OFIRMEV, which was launched in January 2011, is the Company’s first and only commercially available product. Because the Company initially had limited product return data, it deferred the recognition of revenue on sales to wholesalers and, instead, recognized revenue at the time that product was sold by a wholesaler to an end-user customer. Shipments of product that were not recognized as revenue were treated as deferred revenue. However, as of January 1, 2013, the Company determined that it had obtained sufficient product return history to reasonably estimate future wholesaler returns. Since that time, the Company has recognized revenue at the time product is sold to a wholesaler. As a result of this change, the Company recorded a one-time adjustment to recognize revenue that had previously been deferred, resulting in additional net revenue of $2,616,000 and cost of sales of $919,000 for the six months ended June 30, 2013. The corresponding impact of this one-time adjustment was a reduction of $1,697,000 in both the Company’s loss from continuing operations and net loss for the six months ended June 30, 2013, and the per share net impact of the adjustment was a reduction in net loss of $0.02 per share for the period. There was no similar impact on the reported revenue, cost of sales or loss per share for the three months ended June 30, 2013, or the three or six months ended June 30, 2012.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

The Company records certain sales reserves and allowances as a reduction to gross revenue. These reserves and allowances include distribution service fees, a prompt payment discount, a group purchasing discount and administrative service fee, discounts to certain end-user customers and governmental programs and a reserve for estimated product returns based on historical return rates, as applicable. Distribution service fees arise from contractual agreements the Company has with certain wholesalers for distribution services they provide with respect to OFIRMEV. These fees are generally a fixed percentage of the price of the product purchased by these wholesalers. The Company offers a prompt payment discount to certain wholesalers as an incentive to meet certain payment terms. It accounts for these cash discounts at the time the sale is made to the wholesalers and reduces its accounts receivable accordingly. The group purchasing discount and chargeback reserve is based upon contracted discounts the Company provides to members of certain purchasing groups. The Company estimates the sales from its wholesalers to these group purchasing organizations and accrues for the chargebacks it anticipates from its wholesalers for the difference between the current retail price and the reduced price paid by the members of the group purchasing organizations. An administrative service fee the Company incurs for these transactions is also recorded at the time of sale. The Company also provides government programs a predetermined discount that is recorded at the time of sale.

Accounts Receivable

The Company extends credit to its customers in the normal course of business based upon an evaluation of the customer’s credit history, financial condition and other factors. Trade accounts receivable are recorded on gross sales to wholesalers, net of allowances for prompt payment and other discounts, wholesaler fees, chargebacks and doubtful accounts. Estimates of allowances for doubtful accounts are determined by evaluating individual customer circumstances, historical payment patterns, length of time past due and economic and other factors. At June 30, 2013 and December 31, 2012, the Company’s allowance for uncollectible receivables was $14,000 and $56,000, respectively. During the three months ended June 30, 2013, charges of $1,000 were taken to reserve for past due accounts and no previously reserved accounts were written off. During the six months ended June 30, 2013, past due accounts totaling $40,000 that were previously reserved were written off. No charges were incurred to reserve or write-off past due accounts during the three and six months ended June 30, 2012.

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

The following table summarizes the weighted average estimates the Company used in the Black-Scholes option-pricing model during the periods presented, to determine the fair value of employee and non-employee director stock options granted during each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Risk free interest rates	1.2%	1.0%	1.1%	1.3%
Expected life in years	5.8 years	5.8 years	6.0 years	5.9 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	61.9%	71.6%	65.0%	70.7%

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

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of product sales	$68	$78	$139	$187
Research and development	196	350	362	886
Selling, general and administrative	1,588	1,453	2,998	3,679

Total stock-based compensation expense included in loss from operations	$1,852	$1,881	$3,499	$4,752

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

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following tables present further detail of the financial instruments carried at fair value on the Company’s balance sheets as of June 30, 2013 and December 31, 2012. The tables do not include assets and liabilities that are measured at historical cost or on any basis other than fair value (in thousands):

	Balance at	Fair Value Measurements as of June 30, 2013
Description	June 30, 2013	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$53,148	$53,148	$-	$-
Investments in marketable securities – short-term:
Debt instruments – Municipal debt obligations	1,346	-	1,346	-
Certificates of deposit	1,000	-	1,000	-

Assets at fair value	$55,494	$53,148	$2,346	$-

	Balance at	Fair Value Measurements as of December 31, 2012
Description	December 31, 2012	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$55,736	$55,736	$-	$-
Investments in marketable securities – short-term:
Debt instruments – Corporate debt obligations	1,398	-	1,398	-
Debt instruments – Municipal debt obligations	1,347	-	1,347	-
Certificates of deposit	1,000	-	1,000	-

Assets at fair value	$59,481	$55,736	$3,745	$-

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

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. The Company intends to adopt this guidance at the beginning of its first quarter of fiscal year 2014, and is currently evaluating the impact on its financial statements and disclosures.

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

The actual net loss per share amounts for the three and six months ended June 30, 2013 and 2012, were computed based on the weighted average shares of common stock outstanding during the respective periods. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at June 30, 2013 and 2012, stock options, restricted stock units, and warrants totaling 18,218,000 and 16,962,000 shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

5.	Inventory

Inventories, stated at the lower of cost or market, consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Inventory:
Raw material	$83	$83
Finished goods	7,235	6,415

Total	$7,318	$6,498

In June 2013, the Company recognized a gain of $551,000 from an insurance claim submitted for damaged product as all related contingencies for settlement had been resolved. The gain is included in other operating expenses for the three and six months ended June 30, 2013, on the Company’s statement of operations. No similar gain was recognized during the three or six months ended June 30, 2012.

6.	Property and Equipment

Property and equipment for operations were as follows (in thousands):

	June 30, 2013	December 31, 2012
Property and equipment:
Manufacturing equipment	$2,999	$2,999
Leasehold improvements	1,639	1,639
Computer equipment and software	1,515	1,489
Furniture and fixtures	478	478
Construction-in-process	752	724

	7,383	7,329
Less accumulated depreciation	(5,489)	(5,362)

Total	$1,894	$1,967

As of December 31, 2012, the Company impaired the value of its manufacturing equipment and construction-in-process to their estimated fair market value due to the termination of the Company’s supply agreement with Baxter Healthcare Corporation (“Baxter”). See “Supply Agreements” in Note 11 below for further information.

For the three months ended June 30, 2013 and 2012, the Company incurred depreciation expense of $38,000 and $414,000, respectively. For the six months ended June 30, 2013 and 2012, the Company incurred depreciation expense of $127,000 and $826,000, respectively.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

7.	Investments in Marketable Securities

In accordance with the Company’s investment policy, it has invested funds in marketable securities. The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

At June 30, 2013	Amortized Cost Basis	Other-than- temporary Impairments	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
Debt instruments – Municipal debt obligations	$1,346	$-	$-	$-	$1,346
Certificates of deposit	1,000	-	-	-	1,000

	$2,346	$-	$-	$-	$2,346

At December 31, 2012	Amortized Cost Basis	Other-than- temporary Impairments	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
Debt instruments – Corporate debt obligations	$1,398	$-	$-	$-	$1,398
Debt instruments – Municipal debt obligations	1,347	-	-	-	1,347
Certificates of deposit	1,000	-	-	-	1,000

	$3,745	$-	$-	$-	$3,745

Investments by contractual maturity are as follows (in thousands):

	June 30, 2013		December 31, 2012
	Cost	Fair Value	Cost	Fair Value
Due or callable in one year or less	$2,346	$2,346	$3,745	$3,745
Due after one year	$-	$-	$-	$-

No gains or losses were realized on the sale of marketable securities using the specific identification method during the three and six months ended June 30, 2013 and 2012. Further, as of June 30, 2013 and December 31, 2012, there were no investments in unrealized loss positions.

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

At the time the Option Agreement was entered into, the Company determined that Incline was a variable interest entity (“VIE”). However, because it would not absorb a disproportionate amount of Incline’s expected losses or receive a disproportionate amount of Incline’s expected residual returns, the Company was not the primary beneficiary of this entity. Further, the Company did not have oversight of the day-to-day operations of Incline, nor did it have sufficient rights or voting representation to influence the operating or financial decisions of Incline, and the Company was not a founder of Incline and had no additional equity or funding requirements in future financings or otherwise. As such, the Company did not consolidate Incline into its financial statements. Alternatively, it valued its investment in the option, and the shares received from the due diligence, using the cost method and classified these investments as Level 3 in the fair value hierarchy with a carrying value of $7,000,000. No adjustments were made to the carrying value of these assets prior to the closing of the Incline Acquisition in January 2013, and, as a result, the Company recorded a gain of $7,654,000 in other income during the six months ended June 30, 2013. No similar gains were recorded during the three months ended June 30, 2013, or during the three or six months ended June 30, 2012.

9.	Restructuring and Impairment Charges

In February 2012, the Company observed particulate matter during routine product stability testing of OFIRMEV that was manufactured at one of its third-party manufacturers, Baxter. As a result, the Company decided to suspend further production by

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

Baxter. In March 2013, the Company and Baxter mutually agreed to terminate the supply agreement for OFIRMEV. As a result, the Company reduced the carrying value of its manufacturing assets and its manufacturing equipment and facility construction assets in process to their current estimated fair value as of December 31, 2012, resulting in an impairment charge of $6,973,000 during the year. The fair value of these assets was determined through a third-party valuation assessment based upon research of market prices for similar equipment and the Company’s prior experience with asset disposals. The determination of the fair value of the manufacturing assets was considered a Level 3 measurement. The Company also fully impaired the retirement obligation asset related to the removal of the equipment as of December 31, 2012, resulting in a charge of $750,000 during the year. See “Supply Agreements” in Note 11 below for further information.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning restructuring liability	$-	$46	$-	$931
Severance and termination disbursements	-	(33)	-	(918)

Ending restructuring liability	$-	$13	$-	$13

10.	Loan and Security Agreement

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

The credit facility contains customary default and acceleration provisions and is secured by the Company’s assets, excluding intellectual property. Further, the Company was required to make a negative pledge of its intellectual property, which generally prohibits the Company from granting liens on its intellectual property. Under the terms of the 2012 Amendment, the Company may be precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and is subject to prepayment penalties and certain financial and non-financial covenants, including the maintenance of minimum quarterly product revenue of at least $12,500,000. Upon the occurrence of an event of default, including a Material Adverse Change (as defined in 2011 Amendment), the lenders may declare all outstanding amounts due and payable under the 2012 Amendment. As of June 30, 2013, the Company was in compliance with all covenants under the 2012 Amendment.

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

As of June 30, 2013, all of the aforementioned warrants to purchase 618,073 shares of the Company’s common stock were outstanding.

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

As security for the initial lease, a letter of credit in the initial amount of $1,581,000 was required by the landlord. The letter of credit is collateralized by a certificate of deposit in the same amount that is classified as restricted cash in the Company’s balance sheet. The required amount subject to the letter of credit and corresponding certificate of deposit was eligible to be reduced by 22% on each of the first four anniversaries of the commencement of the lease and as of June 30, 2013, the letter of credit had been reduced by $1,391,000 in accordance with the agreement and the related restricted cash had been adjusted by a like amount. The value of the letter of credit and corresponding certificate of deposit, classified as restricted cash on the Company’s balance sheet at June 30, 2013 and December 31, 2012, was $190,000.

The Company also leases certain office equipment under capital and operating leases. Its current capital lease has a term of four years and expires in 2016. As of June 30, 2013 and December 31, 2012, the assets under this current capital lease had a gross value of $56,000 and during the three and six months ended June 30, 2013, the Company recorded amortization expense of $3,000 and $7,000, respectively. No similar expense was recorded during the three and six months ended June 30, 2012. The remaining obligation under its capital lease at June 30, 2013 is recorded on the Company’s balance sheet in accrued expenses and other long-term liabilities at $12,000 and $37,000, respectively.

Rent expense for operating leases is recorded on a straight-line basis over the life of the lease term. If a lease has a fixed and determinable escalation clause, the difference between the rent expense and rent paid is recorded as deferred rent. Rent expense under the Company’s lease agreements for the three months ended June 30, 2013 and 2012 was $168,000 and $236,000, respectively. Rent expense under the Company’s lease agreements for the six months ended June 30, 2013 and 2012 was $336,000 and $473,000, respectively.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

Corporate Credit Card

In 2009, the Company entered into a pledge agreement pursuant to the establishment of a corporate credit card program whereby the Company pledged $150,000 in a certificate of deposit as collateral. During 2011, the Company increased its pledged amount to $450,000 related to an increase in its credit limit. At June 30, 2013, the Company maintained the pledge agreement and the funds under the agreement are classified as restricted cash on the Company’s balance sheet at June 30, 2013 and December 31, 2012.

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

The term of the Supply Agreement extends through December 31, 2018, unless extended by mutual agreement of the Company and Lawrence Laboratories, or unless the Supply Agreement is terminated sooner: (1) by the mutual agreement of the parties, (2) by either party for convenience following 24 months’ prior written notice of termination to the other party, (3) upon the termination of the Company’s license agreement for the Product with BMS, or (4) upon the dissolution or termination of the Company, other than in connection with or following the assignment of the Supply Agreement. In addition, either party may terminate the Supply Agreement: (a) within 60 days, after written notice in the event of a material uncured breach of the Supply Agreement by the other party, or (b) immediately, if the other party becomes insolvent or admits in writing its inability to pay its debts as they become due, files a petition for bankruptcy, makes an assignment for the benefit of its creditors or has a receiver or other court officer appointed for its properties or assets.

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

Grifols

In March 2013, the Company entered into an agreement with Laboratorios Grifols, S.A. (“Grifols”), a division of Grifols, S.A., a global healthcare company headquartered in Barcelona, Spain, for the development, manufacture and supply of commercial quantities of OFIRMEV in flexible IV bags. Grifols has supplied IV acetaminophen in flexible plastic bags to BMS for distribution in certain markets outside of the U.S. and Canada since 2010. The Company plans to submit a supplemental NDA to the FDA in the second half of 2013 seeking approval of the product to be manufactured by Grifols.

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

In February 2012, the Company announced a voluntary recall of a single lot of OFIRMEV that was manufactured at Baxter’s facility due to the presence of an unidentified, visible particle in that lot during routine stability testing. The Company also placed certain finished product inventory of OFIRMEV manufactured by Baxter on indefinite hold and decided to suspend further production by Baxter. In July 2012, the Company announced a second voluntary recall of the remaining 41 unexpired lots of OFIRMEV manufactured at Baxter’s facility due to the presence of unidentified, visible particles in a limited number of vials from one lot of the product, which were detected during routine stability testing. Although the Company received no adverse event reports associated with the particulate matter, and no product complaints involving similar particulate matter have been received, the Company decided to recall the remaining lots of OFIRMEV manufactured by Baxter as a precautionary measure. All of the 41 recalled lots, which were manufactured between January and March 2011, had expired by December 31, 2012. In March 2013, the Company and Baxter mutually agreed to terminate the Amended Supply Agreement for OFIRMEV. As part of the settlement and termination with Baxter, the Company agreed that it would be responsible for the removal of the equipment, which the Company has estimated would cost approximately $750,000. Accordingly, it recorded this retirement obligation on its balance sheet at December 31, 2012 as the conditions existed under the terms of the Amended Supply Agreement at that time. Further, as of December 31, 2012, the Company fully impaired this retirement obligation asset and recognized a charge of $750,000 in its statement of operations for the year ended December 31, 2012. No further charges were incurred during the six months ended June 30, 2013, for the retirement obligation, and the balance of the obligation on the Company’s balance sheet in accrued liabilities at June 30, 2013, was $157,000. Also pursuant to the settlement, a previously accrued liability of $317,000 was canceled, which was recorded in cost of sales during the first quarter of 2013.

As a result of the initial recall, the Company recorded charges of $5,574,000 for the fourth quarter of 2011 and $163,000 for the first quarter of 2012 to fully write-down the value of the inventory placed on hold. As a result of the second recall, the Company decided to destroy the product that was previously placed on hold and accrued for estimated destruction charges, recording $290,000 during the fourth quarter of 2012 and $50,000 during the first quarter of 2013 in other operating expenses for the respective periods. In addition, the Company incurred costs associated with these recalls, including administration costs, of approximately $300,000 through June 30, 2013. As of June 30, 2013, the recall had been substantially completed and future returns are expected to be minimal, if any. The costs related to the recalls are being recognized as selling, general and administrative expenses on the Company’s statement of operations as they are incurred. The charge to reduce the value of the inventory was recorded as a cost of product sales on the Company’s statement of operations during the period in which the impairment was taken. As of June 30, 2013, $30,000 of the accrued destruction charges remained on the Company’s balance sheet in accrued liabilities.

Additionally, due to the termination of the Amended Supply Agreement with Baxter, the Company reduced the carrying value of its manufacturing assets and its manufacturing equipment and facility construction assets in process to their current estimated fair value, resulting in an impairment charge of $6,973,000 for the year ended December 31, 2012. The fair value of these assets was determined through a third-party valuation assessment and market prices for similar assets. Additionally, in December 2012, the Company sold a construction-in-process asset resulting in a loss on the disposal of $858,000. As a result, the carrying value of the manufacturing assets on the Company’s balance sheet at December 31, 2012 was $975,000, and the value of manufacturing equipment and facility construction assets in process was $357,000. These assets were classified as held and used at December 31, 2012, as a formal plan to sell the assets, or otherwise dispose of them, had not been implemented at that time. The Company continues to assess the classification of these assets and has determined that, based upon relevant guidance, the assets continue to be considered held and used at June 30, 2013.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

License Agreements and Acquired Development and Commercialization Rights

In March 2006, the Company in-licensed the technology and the exclusive development and commercialization rights to OFIRMEV in the U.S. and Canada from BMS. BMS sublicensed these rights to the Company under a license agreement with SCR Pharmatop S.A. (“Pharmatop”) and the Company has the right to grant sublicenses to third parties. As consideration for the license, the Company paid a $25,000,000 up-front fee in March 2006 and, as a result of the approval of the Company’s NDA for OFIRMEV in the fourth quarter of 2010, the Company paid an additional milestone payment of $15,000,000 in the fourth quarter of 2010. The Company may be required to make future milestone payments totaling up to $25,000,000 upon the achievement of certain levels of net sales. In addition, the Company is obligated to pay a royalty on net sales of the licensed products which range from the mid-teens to the mid-twenties, depending on the aggregate amount of net sales, and is subject to annual minimum royalty obligations. The $25,000,000 up-front fee was recognized as research and development expense at the time the payment was made. The $15,000,000 milestone payment was recorded as an intangible asset on the Company’s balance sheets and is being amortized over the estimated useful life of the licensed patents. Royalty liabilities are recognized at the time the product is sold or, for minimum royalty obligations that are not anticipated to be met, over the period in which the minimum liability is incurred. In June 2013, Health Canada issued a Notice of Compliance that granted marketing approval for OFIRMEV in Canada. The Company has not determined the commercial feasibility of launching the product in Canada, either independently or in collaboration with a company with an existing Canadian commercial presence, because it has not yet received a pricing review from the Canadian Patented Medicine Prices Review Board.

In November 2010, the Company entered into a data license agreement among Terumo Corporation (“Terumo”), the Company and Pharmatop. Under the data license agreement, the Company provided to Terumo certain data and information resulting from the Company’s clinical development program for OFIRMEV for Terumo’s use in obtaining regulatory approval for, and commercialization of, the same IV formulation of acetaminophen in Japan. Further, the Company was to provide to Terumo, without charge, up to 500 hours of technical assistance and consulting services regarding the licensed technical information, data and know-how, as reasonably necessary to assist Terumo in obtaining regulatory approval and manufacturing capacity for the product candidate. In April 2011, the Company received an upfront payment of $5,329,000 under the terms of the data license agreement. In June 2013, the Company was notified that Terumo received regulatory approval for its IV acetaminophen from the Japanese Ministry of Health, Labour & Welfare. The Company will be entitled to receive a lump-sum payment upon the first commercial sale of the product by Terumo, and royalty payments on commercial sales of the product in Japan, however, the Company does not know when, if ever, Terumo plans to commercialize the product in Japan.

In accordance with multiple-element arrangement guidance, the Company determined both the data license and consulting service deliverables were separate units of accounting, each having value on a standalone basis. The Company estimated the fair value of the data license based upon similar proposals from third parties and internal costs incurred in developing the data and obtaining similar rights. The value of the consulting services was based on contracts the Company had engaged with third parties for similar services. The Company allocated the value of the payment received on a relative fair value basis and recognized the consideration allocated to the data license upon delivery and recognized the consideration allocated to the consulting services as such services were rendered. There is no right of return or similar refund provisions in the data license agreement. During 2011, the Company transferred the data and related information to Terumo and provided a portion of the consulting hours and in April 2011, the Company recognized $5,210,000 of license revenue pursuant to the agreement for the data transfer and consulting hours provided. As of December 31, 2012, the remaining balance of $119,000 had been recognized as license revenue. No license revenue was recognized for the three and six months ended June 30, 2013. License revenue of $33,000 was recognized for the three and six months ended June 30, 2012. Any milestones or royalties received from potential sales of the product will be recognized as revenue in the period earned.

Legal Matters

‘222 and ‘218 Patent Litigation: Exela Pharma Sciences, LLC and Paddock Laboratories, Inc. (Perrigo Company)

In August 2011, the Company and Pharmatop filed suit in the United States District Court for the District of Delaware against Paddock Laboratories, Inc., Perrigo Company and Paddock Laboratories, LLC, collectively referred to herein as Perrigo, and against Exela Pharma Sciences, LLC, Exela PharmaSci, Inc. and Exela Holdings, Inc., collectively referred to herein as Exela. The lawsuit followed the notices that the Company received in July 2011 from each of Perrigo and Exela concerning their filings of Abbreviated New Drug Applications, or ANDAs, containing a “Paragraph IV” patent certification with the FDA for a generic version of OFIRMEV. In the lawsuit, the Company alleged that Perrigo and Exela each infringed the ‘222 patent and the ‘218 patent by filing their respective ANDAs seeking approval from the FDA to market a generic version of OFIRMEV prior to the expiration of these

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

patents. The ‘222 and the ‘218 patents are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. The patent infringement lawsuit was filed within 45 days of receipt of the pertinent notice letters, thereby triggering a stay of FDA approval of the Perrigo ANDA and the Exela ANDA until the earlier of the expiration of a 30-month period, the expiration of the ‘222 and ‘218 patents, the entry of a settlement order or consent decree stating that the ‘222 and ‘218 patents are invalid or not infringed, a decision in the case concerning infringement or validity that is favorable to Perrigo or Exela, or such shorter or longer period as the Court may order. Each of Perrigo and Exela filed an answer in the case asserting, among other things, non-infringement and invalidity of the asserted patents, as well as certain counterclaims.

The Company settled with Perrigo and the case against Perrigo was dismissed on November 30, 2012. In connection with the settlement and license agreements entered into in November 2012, Perrigo was granted the exclusive right of first refusal to negotiate an agreement with the Company to market an authorized generic version of OFIRMEV in the U.S. in the event that the Company elects to launch an authorized generic version of the product. The license agreement also provides that, if the Company enters into an agreement for Perrigo to market an authorized generic version of OFIRMEV during the license period, Perrigo would purchase the product exclusively from the Company. The Company would receive product costs plus an administrative fee, as well as a royalty payment based on the net profits achieved by Perrigo from the sale of the authorized generic product. Additionally, the Company granted Perrigo the non-exclusive right to market a generic IV acetaminophen product in the U.S. under Perrigo’s ANDA after December 6, 2020, or earlier under certain circumstances. The Federal Trade Commission, or FTC, or the Department of Justice, or DOJ, could seek to challenge the Company’s settlement with Perrigo, or a competitor, customer or other third-party could initiate a private action under antitrust or other laws challenging the Company’s settlement with Perrigo.

A bench trial for the lawsuit with Exela was held in May 2013, with one additional trial date held in early July 2013. The court has not yet issued any decision, and post-trial briefs are due on July 26, 2013. The court may render its decision at any time after the filing of the post-trial briefs, which may be before or after the expiration of the applicable 30-month stay. It is not possible to predict the outcome of this litigation, and an adverse outcome could result in the launch of one or more generic versions of OFIRMEV before the expiration of the last of the listed patents on June 6, 2021 (or December 6, 2021 if pediatric exclusivity is granted), which could adversely affect the Company’s ability to successfully maximize the value of OFIRMEV, and would negatively impact the Company’s financial condition and results of operations, including causing a significant decrease in the Company’s revenues and cash flows.

‘222 and ‘218 Patent Litigation: Fresenius Kabi USA, LLC and Sandoz, Inc.

In January 2013, the Company filed suit in the United States District Court for the Southern District of California against Fresenius Kabi USA, LLC, or Fresenius, following receipt of a December 2012 notice from Fresenius concerning its submission of an NDA containing a Paragraph IV patent certification with the FDA for a generic version of OFIRMEV. Additionally, in February 2013, the Company filed suit in the United States District Court for the Southern District of California against Sandoz, Inc., or Sandoz, following receipt of a December 2012 notice from Sandoz concerning its submission of an ANDA containing a Paragraph IV patent certification with the FDA for a generic version of OFIRMEV.

In the lawsuits against Fresenius and Sandoz, which have been coordinated for purposes of discovery and other pretrial proceedings in the Southern District of California, the Company alleges that Fresenius and Sandoz have each infringed the ‘222 patent and the ‘218 patent by filing an NDA, in the case of Fresenius, or an ANDA, in the case of Sandoz, seeking approval from the FDA to market a generic version of OFIRMEV prior to the expiration of these patents. Both Fresenius and Sandoz have filed answers in the Southern District of California asserting, among other things, non-infringement and invalidity of the asserted patents, as well as certain counterclaims. Both the Fresenius and Sandoz lawsuits were filed within 45 days of receipt of the respective notice letters, thereby triggering a stay of FDA approval of the Fresenius NDA and the Sandoz ANDA until the earlier of the expiration of a 30-month period, the expiration of the ‘222 and ‘218 patents, the entry of a settlement order or consent decree stating that the ‘222 and ‘218 patents are invalid or not infringed, a decision in the case concerning infringement or validity that is favorable to Fresenius and/or Sandoz, or such shorter or longer period as the court may order.

Regardless of the outcome of any litigation, no NDA or ANDA relying in whole or in part on studies conducted by or for the Company can receive final approval from the FDA before expiration of the regulatory exclusivity period for OFIRMEV on November 2, 2013. The Company intends to vigorously enforce its intellectual property rights relating to OFIRMEV to prevent the marketing of infringing generic products prior to the expiration of its patents. The ‘222 patent expires August 5, 2017 (or February 5, 2018 if pediatric exclusivity is granted) and the ‘218 patent expires June 6, 2021 (or December 6, 2021 if pediatric exclusivity is granted). However, given the unpredictability inherent in litigation, the Company cannot predict the outcome of these matters or any other litigation. At this time, the Company is unable to estimate possible losses or ranges of losses for current litigation, and it has not accrued any amounts for current litigation other than ongoing attorney’s fees.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

‘222 Patent: Ex Parte Reexamination

In September 2012, an unidentified third party (subsequently identified as Exela) filed with the United States Patent and Trademark Office, or USPTO, a Request for Ex Parte Reexamination of the ‘222 patent. In December 2012, the Company received notice that the USPTO had granted the Request for Reexamination. The reexamination process is provided for by law and requires the USPTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third party or the USPTO. In February 2013, Cadence and Pharmatop filed with the USPTO a patent owner’s statement commenting on the reexamination request, and in April 2013, Exela filed comments in response to the patent owner’s statement. Based on the information provided, the USPTO will determine whether to move forward with the reexamination. Because the Company and Pharmatop believe that the scope and validity of the patent claims in this patent are appropriate and that the USPTO’s prior issuance of the patent was correct, the Company, in conjunction with Pharmatop, will vigorously defend this patent. The Company cannot predict whether it and Pharmatop ultimately will succeed in maintaining the scope and validity of the claims of this patent during reexamination. If any of the patent claims in this patent ultimately are narrowed during prosecution before the USPTO, the extent of the patent coverage afforded to OFIRMEV could be impaired, which could potentially harm the Company’s business and operating results.

‘218 Patent Litigation: Exela Pharma Sciences, LLC

In April 2012, Exela filed suit against David J. Kappos and the USPTO in the United States District Court for the Eastern District of Virginia for declaratory judgment seeking a reversal of the USPTO’s decision not to act on a petition by Exela to vacate the USPTO’s April 2003 order reviving the international application for the ‘218 patent. The lawsuit followed the USPTO’s rejection of Exela’s petition to the USPTO filed in November 2011, which sought to vacate the April 23, 2003 order granting Pharmatop’s petition to revive the ‘218 patent. The USPTO determined that Exela lacked standing to seek such relief. Exela also seeks declaratory judgment that the USPTO’s rules and regulations that allow for revival of abandoned, international patent applications under the “unintentional” standard are invalid, and similar relief in connection with one or more counterclaims it has filed in the Delaware litigation. The Company’s motion to intervene in this lawsuit was granted in October 2012. In December 2012, the district court dismissed the case with prejudice as barred by the applicable statute of limitations. In February 2013, Exela appealed the district court’s decision to the Court of Appeals for the Federal Circuit. Exela has filed an opening brief in the appeal, and the opening brief for Pharmatop and the Company is due on September 27, 2013. A decision by the Court of Appeals in favor of Exela could result in the invalidation of the ‘218 patent.

12.	Stockholders’ Equity

Private Placement

In February 2009, the Company issued 12,039,794 shares of its common stock at a purchase price of $7.13 per share pursuant to a private placement. In addition to the shares of the Company’s common stock, warrants to purchase up to 6,019,897 additional shares of the Company’s common stock were also issued as part of the transaction at a price of $0.125 per warrant. Each warrant is immediately exercisable and has a five-year term. The warrants may be exercised through either cash or net exercise for one share of common stock at a price of $7.84 and have been accounted for as permanent equity. As of June 30, 2013, all warrants related to the private placement were outstanding.

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

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

The Company had three major customers, each representing 10% or more of total gross product revenue for the periods presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
AmerisourceBergen Corporation	35%	32%	35%	32%
Cardinal Health, Inc.	32%	34%	32%	34%
McKesson Corporation	26%	26%	26%	26%

Receivables from these customers at June 30, 2013 and December 31, 2012, amounted to the following percentages of total gross accounts receivable:

	June 30, 2013	December 31, 2012
AmerisourceBergen Corporation	34%	32%
Cardinal Health, Inc.	35%	31%
McKesson Corporation	24%	31%

14.	Income Taxes

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 2004 and forward are subject to examination by the Federal and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest and/or penalties related to income tax matters in the Company’s balance sheets at June 30, 2013 and December 31, 2012, and has recognized no interest and/or penalties in the Company’s statement of operations for the three and six months ended June 30, 2013 and 2012. Further, as of June 30, 2013, the Company had not recorded any unrecognized tax benefits.

Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. During the second quarter of 2013, the Company completed an analysis under IRC Sections 382 and 383 through December 31, 2012, and determined that it experienced an ownership change in March 2006. However, this ownership change did not result in the forfeiture of any net operating losses or research and development credits. Therefore, the Company has reinstated the (1) deferred tax assets for net operating losses of approximately $149,071,000 and (2) research and development credits of approximately $6,809,000 generated through 2012 to its deferred tax asset schedule. Further, the Company has recorded a corresponding increase to its valuation allowance. The amount of the Company’s deferred tax assets will be disclosed in the Company’s Annual Report on Form 10-K for fiscal year ending December 31, 2013. The analysis did not have any impact on the Company’s unrecognized tax benefits.

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

In 2006, we in-licensed the exclusive U.S. and Canadian rights to OFIRMEV an intravenous, or IV, formulation of acetaminophen, from Bristol-Myers Squibb Company, or BMS, which currently markets the product in Europe and several other markets under the brand name Perfalgan®. In November 2010, OFIRMEV was approved by the U.S. Food and Drug Administration, or FDA, and we commercially launched OFIRMEV in the U.S. in January 2011. Our focus for OFIRMEV is on educating doctors, pharmacists and other healthcare professionals on the appropriate use of OFIRMEV and effective approaches to utilizing multimodal analgesia. We believe this strategy is having a positive impact as our revenue has grown each quarter since launch. In addition, we seek opportunities to acquire or in-license products that will allow us to leverage our commercial and development capabilities.

We have established a sales force of hospital sales specialists who promote OFIRMEV through a variety of marketing programs, including direct-to-physician promotional materials, peer-to-peer educational programs, medical journal advertising, and participation in targeted medical convention programs. The manufacturing of the finished product, OFIRMEV, is outsourced to third-party manufacturers. Currently, OFIRMEV is supplied to us in glass vials by Lawrence Laboratories, an operating division of Swords Laboratories, and a member of the BMS group of companies. Bristol-Myers Squibb Srl, or BMS Anagni, an indirect subsidiary of BMS located in Anagni, Italy, manufactures the product on behalf of Lawrence Laboratories. We have also entered into an agreement with Laboratorios Grifols, S.A., or Grifols, a division of Grifols, S.A., for the development, manufacture and supply of commercial quantities of OFIRMEV in flexible IV bags. We plan to submit a supplemental New Drug Application, or NDA, to the FDA in the second half of 2013 seeking approval of the product to be manufactured by Grifols. Previously, Baxter Healthcare Corporation, or Baxter, also manufactured OFIRMEV for us, however, in February 2012, we suspended production of OFIRMEV by Baxter, and in March 2013, we and Baxter mutually agreed to terminate our supply agreement.

In executing our business strategy, we have incurred significant net losses since our inception, and we continue to incur losses despite the growth in our revenue. We have financed our operations primarily through the sale of equity securities in both public and private offerings. Most recently, we sold 21.8 million shares in a public offering in the fourth quarter of 2011 and received aggregate net proceeds of approximately $77.3 million (after underwriting discounts and offering costs). From inception through June 30, 2013, we have received total net proceeds of approximately $444.9 million from the sale of our stock and warrants to purchase common stock, and through the exercise of warrants and stock options. Additionally, we have entered into multiple loan and security agreements with Oxford Finance LLC, Silicon Valley Bank and General Electric Capital Corporation to provide us with growth capital, and as of June 30, 2013, the outstanding principal balance on our current facility with this loan syndicate was $30.0 million.

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

Revenue

Our primary source of revenue is from the sale of OFIRMEV, which we launched in the United States in January 2011. We sell the product to independent wholesalers, which in turn sell the product to hospitals and other end-user customers. Our initial focus for revenue growth during our launch was to promote rapid hospital formulary adoption of the product. During the second half of 2011, our sales force began placing additional emphasis on generating pull-through sales of OFIRMEV from these institutions, and we have continued this focus by actively promoting the product through a variety of marketing programs to inform end-user customers about OFIRMEV. Our goal is that these programs will lead to an increasing number of patients being treated with OFIRMEV, which, in turn, will lead to increases in the frequency and size of these orders. During the second quarter of 2013, the frequency of end-user customer orders increased more than 10%, as compared to the second quarter of 2012. Further, the average order size for end-user customers during the same period increased more than 27%.

As a result of these increases in end-user customer demand and strategic price increases implemented for OFIRMEV, our net product revenue has grown each quarter since the product’s launch. During the second quarter of 2013 we recognized $24.7 million of net product revenue, an increase of $13.6 million, or 123%, from the second quarter of 2012, and for the six months ended June 30, 2013, we recognized $48.3 million of revenue, an increase of $29.2 million, or 153%, from the same period in 2012. Included in net revenue for the six months ended June 30, 2013, was $2.6 million of net revenue recognized during the period on shipments of product that had previously been deferred as a result of a change in our accounting estimate for revenue recognition. We intend to continue our marketing strategies to promote OFIRMEV for the foreseeable future and believe there are substantial growth opportunities available through continued promotion of the product.

Additionally, we have licensed certain data, and provided consulting support, to Terumo for their use in seeking regulatory approval for, and commercializing, the same IV formulation of acetaminophen in Japan. We transferred this data to Terumo in 2010 and provided consulting support pursuant to the agreement through November 2012. In June 2013, Terumo received regulatory approval from the Japanese Ministry of Health, Labour & Welfare for the IV acetaminophen formulation licensed from us and Pharmatop, and Terumo is currently engaged in pricing discussions with the Ministry’s Economic Affairs Division. We will be entitled to receive a lump-sum payment upon the first commercial sale of the product in Japan and royalty payments on commercial sales in Japan, however, we do not know when, if ever, Terumo plans to commercialize the product in Japan.

Cost of Sales

OFIRMEV is currently supplied to us by BMS Anagni in glass vials and we have entered into an agreement with Grifols for the supply of commercial quantities of OFIRMEV in flexible IV bags, subject to approval by the FDA. Previously, Baxter also manufactured OFIRMEV for us, however, in February 2012, we suspended production of OFIRMEV by Baxter, and in March 2013, we and Baxter mutually agreed to terminate our supply agreement for OFIRMEV. Our cost of sales consists primarily of third-party manufacturing fees paid to suppliers, in addition to freight, indirect costs, and personnel overhead costs. Further, cost of sales includes the royalties due under our license agreement with BMS, which range from the mid-teens to the mid-twenties, depending on the aggregate amount of net sales we record per contract year.

The cost of sales we report for the quarterly and annual periods are primarily driven by sales volume, however, they are also impacted by production volumes of our product, manufacturing price variances, variances in freight costs, variances of our overhead costs and any inventory adjustment charges we may record. Our cost of sales as a percentage of net revenue has steadily decreased since the launch of OFIRMEV as we gain efficiencies from higher production volumes and ship the product to our third-party distribution facility under more cost effective means, resulting in higher gross margins. For example, we incurred expedited freight costs on certain shipments of OFIRMEV from BMS Anagni in order to meet demand for OFIRMEV following the suspension of manufacturing at Baxter’s facility in February 2012. These expedited costs were included in the value of our inventory, which were recognized through the sale of the related inventory throughout 2012. Additionally, we expedited certain shipments to our wholesalers during the first quarter of 2012, which were recognized in cost of sales at the time of shipment. We have also incurred costs related to our Baxter supply agreement, however, we have taken actions to eliminate these costs since the termination of the agreement in March 2013. As a result of the increased production volumes and cost reduction actions, our gross margin for the six months ended June 30, 2013, improved to 66%, as compared to 48% for the first half of 2012.

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

Research and Development Expenses

Our research and development expenses relate predominantly to the development of product candidates, including OFIRMEV, and the ongoing regulatory compliance requirements for our commercialized products. Historically, these expenses have consisted of salaries and related employee benefits for our research and development team, license fees paid to our licensors prior to approval of our drug candidates, pre-commercialization manufacturing development activities, costs associated with clinical trials, and costs associated with non-clinical activities, such as expenses related to regulatory submissions. We have expensed these charges as the costs were incurred in developing, testing and seeking marketing approval of our product candidates. We received marketing approval for OFIRMEV from the FDA in November 2010 and have since reduced our research and development expenses. However, we expect to continue to incur research and development expenses related to OFIRMEV in future periods, although it is difficult to anticipate the scope and magnitude of our future research and development expenses. For example, we continue to incur costs in maintaining our regulatory compliance, and in the third quarter of 2012, we began enrolling patients in an ongoing FDA-required post-approval clinical trial for OFIRMEV in pediatric patients under two years of age. We may also conduct additional clinical studies to expand the indications for OFIRMEV. Moreover, any product candidates we may in-license or acquire in the future would likely require significant research and development resources. Therefore, we are unable to estimate with any certainty the costs we will incur in completing our development efforts for OFIRMEV or any other product candidate we might acquire or in-license.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries and related employee benefits for our sales and marketing staff; advertising, marketing and other promotional costs for OFIRMEV; selling expenses for our sales representatives, including travel-related costs; salaries and related employee benefits for our administrative, finance, human resources, legal, business development and internal systems support functions; costs to enforce our intellectual property rights; costs incurred related to our medical affairs programs, including salaries, related employee benefits and costs incurred by our medical science liaisons; as well as the related professional fees for these functions, insurance and facility costs.

Our selling, general and administrative costs increased significantly following the approval of OFIRMEV in November 2010 as we hired our sales force and related personnel to support the commercial efforts for OFIRMEV and we continue to incur these costs. Further, we began to incur additional legal costs in 2012 related to our intellectual property litigation and we continue to incur these costs as we enforce our intellectual property rights. Therefore, we expect to continue to incur significant selling, general and administrative expenses as we continue to execute our marketing and sales strategies for OFIRMEV, enforce our intellectual property rights and operate our business. However, we are unable to estimate with any certainty the level of selling, general and administrative expenses we will incur in supporting OFIRMEV or any other product or product candidate we may acquire or in-license in the future.

Interest and Other Income and Expense

Our interest income consists primarily of interest earned on our cash, cash equivalents and short-term investments. Interest expense consists of the interest we incur under our loan and security agreements and the amortization of debt issuance costs. Other income and expense includes gains or losses recognized on transactions denominated in foreign currencies and other transactions not related to our operations, including the waiver and termination of our option to purchase Incline and the sale of our Incline stock in January 2013.

Our current loan and security agreement had a principal balance of $30.0 million as of June 30, 2013 and we are currently making interest-only payments on the outstanding balance of this facility, which will continue through December 2013. In January 2014, we will begin making equal monthly principal and interest payments to fully amortize the balance over a 30-month term. This facility has a fixed, stated interest rate of 10.9545% and, as we begin making principal payments, we anticipate that our interest expense will decline.

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

As of December 31, 2012, we had federal and state net operating loss carryforwards of approximately $369.7 million and $374.2 million, respectively. If not utilized, the net operating loss carryforwards will begin expiring in 2024 for federal purposes and 2014 for state purposes. Additionally, we had both federal and state research and development tax credit carryforwards of approximately $4.8 million and $3.2 million, respectively. The federal tax credits will begin expiring in 2025 unless previously utilized and the state tax credits carryforward indefinitely. Further, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards and development tax credit carryforwards that could be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the utilization of the net operating losses and tax credits before they expire. We recently completed an analysis that examined our ownership changes, through December 31, 2012, pursuant to Sections 382 and 383 and determined that we experienced an ownership change in March 2006. However, this ownership change did not result in the forfeiture of any net operating losses or research and development credits.

In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recognized any federal or state income tax benefit in our statement of operations and, due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate. Further, the completion of the analysis pursuant to Sections 382 and 383 did not impact our recorded, unrecognized tax benefits.

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

Our most critical accounting estimates include the recognition of revenue; the valuation of our inventory, which impacts gross margin; stock-based compensation, which impacts operating expenses and inventory; and the assessment of recoverability of long-lived assets, which primarily impacts operating expenses when we impair assets or accelerate depreciation. We review our estimates, judgments, and assumptions used in our accounting practices periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable, however, our actual results may differ from these estimates.

Revenue Recognition

We sell OFIRMEV predominantly to wholesalers. Our primary distribution channel for OFIRMEV involves our third party logistics distributor, which distributes the product to independent wholesalers, which in turn distribute the product directly to hospitals and other end-user customers. We also sell the product directly to end-user customers, and we have contracted with group purchasing organizations.

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

OFIRMEV, which was launched in January 2011, is our first and only commercially available product. Because we initially had limited product return data, we deferred the recognition of revenue on sales to wholesalers and, instead, recognized revenue at the time that product was sold by a wholesaler to an end-user customer. Shipments of product that were not recognized as revenue were treated as deferred revenue. However, as of January 1, 2013, we determined that we had obtained sufficient product return history to reasonably estimate future wholesaler returns. Since that time, we have recognized revenue at the time product is sold to a wholesaler consistent with other companies with products at this stage of commercialization. As a result of this change, we recorded a one-time adjustment in January 2013 to recognize revenue that had previously been deferred, resulting in additional net revenue of $2.6 million and cost of sales of $0.9 million during the period.

We record certain fees, sales reserves and allowances as a reduction to gross revenue, as applicable. These reserves and allowances include distribution service fees, a prompt payment reserve, a group purchasing discount and administrative service fee, discounts to certain end-user hospitals and governmental programs, and a reserve for estimated product returns based on historical return rates, as applicable. Distribution service fees arise from contractual agreements between us and certain wholesalers for distribution services they provide with respect to OFIRMEV. These fees are generally a fixed percentage of the price of the product purchased by these wholesalers. The prompt payment reserve is based upon cash discounts we offer certain wholesalers as an incentive to meet certain payment terms. We account for these cash discounts at the time the sale is made to the wholesalers. The group purchasing discount and administrative service fee is based upon contracted discounts we provide to members of certain purchasing groups. We estimate the sales through our wholesalers to the group purchasing organization members and accrue for the chargebacks we anticipate from such sales based on the difference between the current retail price and the reduced price paid by the group purchasing organization members. A group purchasing organization administrative fee that we incur in exchange for administrative services provided by the group purchasing organizations for these transactions is also accrued at the time of sale. We also provide government programs and certain customers a predetermined discount that is recorded at the time of sale.

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

Our inventory costs consist primarily of our third-party manufacturing fees, indirect and personnel overhead costs, freight-in, and other direct costs, if any. Fixed production overheads are allocated to the unit production costs based upon normal production capacity. Unallocated overhead costs incurred during periods of abnormally low production or unplanned facility down-time are recognized as expense in the period in which they are incurred.

Stock-Based Compensation

We account for stock-based compensation by calculating the fair value of equity awards on the date of grant. We calculate the fair value of stock options using the Black-Scholes pricing model, which requires a number of estimates, including the expected lives of awards, interest rates, stock volatility and other assumptions. Restricted stock units, or RSUs, are measured based on the fair market values of the underlying stock on the date of grant. We apply a forfeiture rate to estimate the number of grants that will ultimately vest. If the awards are performance based, we also assess the likelihood of the vesting conditions occurring and apply an appropriate factor in recognizing the expense.

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

A substantial portion of our capital assets are associated with our previous supply agreement with Baxter. As part of the agreement, which was terminated in March 2013, we agreed to fund specified improvements to the facilities and the construction of the manufacturing equipment to be used for the production of OFIRMEV. During the build-out of the facility and construction of our equipment, we accrued for costs incurred based on factors such as estimates of work performed, milestones achieved and experience with similar contracts. As actual costs became known, we adjusted our accruals accordingly. In February 2012, we suspended production of OFIRMEV by Baxter, and in March 2013, we and Baxter mutually terminated our supply agreement for OFIRMEV. As a result of the termination, we reduced the carrying value of our manufacturing assets, manufacturing equipment and facility construction assets in process to their current estimated fair value, resulting in an impairment charge of $7.0 million for the year ended December 31, 2012. Moreover, we fully impaired the retirement obligation asset associated with the supply agreement, resulting in a charge of $0.7 million as of December 31, 2012. In June 2013, we removed our equipment from Baxter’s facility and transferred it to alternative locations as we seek appropriate buyers, alternative uses or other disposal methods for the equipment.

The carrying value on our balance sheet of these manufacturing assets at June 30, 2013 and December 31, 2012 was $1.0 million, and the carrying value of the manufacturing equipment and facility construction assets in process was $0.4 million. The balance of our accrued asset retirement obligation, included in accrued liabilities, at June 30, 2013 and December 31, 2012, was $0.2 million and $0.7 million, respectively.

Results of Operations

Three-Month Periods Ended June 30, 2013 and 2012

Revenue

Net product revenue from the sale of OFIRMEV was $24.7 million during the three months ended June 30, 2013, an increase of $13.6 million, or 123%, from the $11.1 million recognized for the comparable period in 2012. This increase in our net product revenue was primarily attributable to the continued expansion of our end-user customer base, the increased use of OFIRMEV in surgical settings and the price increases we implemented in July 2012 and January 2013. For example, as of June 30, 2013, over 4,350 unique end-user accounts had purchased OFIRMEV, an increase of 37% from June 30, 2012. Further, the number of these accounts that were repeat customers increased by approximately 49% during the same period of time. This growing customer base has also increased the average frequency with which they order the product as well as their average order size. For example, the average order frequency of our end-user customers increased by 10% in the second quarter of 2013 compared to the second quarter of 2012. Further, the average order size of our end-user customers increased by 27% during the same period.

The net product revenue reported for the three months ended June 30, 2013, was also positively impacted by price increases for OFIRMEV implemented in July 2012 and January 2013, which raised the average net selling prices. The price increases led to approximately $3.0 million in additional net product revenue during the three months ended June 30, 2013, as compared to the same period in 2012, based on the difference between the average net selling prices between the two periods.

Costs and Expenses

Cost of Product Sales. Our cost of product sales for the three months ended June 30, 2013, was $8.3 million, or 34% of net product revenue, compared to $5.8 million, or 52% of net product revenue, for the comparable period in 2012. The improvement in our cost of sales as a percentage of net product revenue during the second quarter of 2013 was primarily due to higher freight costs incurred in 2012 as a result of a temporary supply disruption that were not incurred in 2013. More specifically, we incurred expedited freight costs on certain shipments of OFIRMEV from BMS Anagni in order to meet demand for OFIRMEV following the suspension of manufacturing at Baxter’s facility in February 2012. These expedited costs were included in the value of our inventory, and were recognized through the sale of the related inventory throughout 2012. Additionally, the average supply price of product sold during the second quarter of 2013 was lower than the average supply price of product sold during the second quarter of 2012 and, during the second quarter of 2012 we sustained unabsorbed manufacturing costs due to fixed costs that we incurred during the suspension of production by Baxter. These unabsorbed costs were not incurred during 2013.

Patent Amortization. As a result of the approval of our NDA for OFIRMEV in the fourth quarter of 2010, we made a milestone payment of $15.0 million in the fourth quarter of 2010, which we recorded as an intangible asset and are amortizing over the estimated useful life of the licensed patents. During each of the three months ended June 30, 2013 and 2012, we incurred $0.3 million of non-cash expense related to the amortization of this intangible asset.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2013 were $1.7 million, which were consistent with the comparable period in 2012. During the three months ended June 30, 2013 we incurred additional costs associated with our ongoing FDA-required post-approval clinical trial for OFIRMEV in pediatric patients under two years of age, however, these costs have been primarily offset by lower personnel costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.5 million, or 11%, for the three months ended June 30, 2013, to $25.7 million, compared to $23.2 million for the comparable period in 2012. This increase was mostly attributable to higher legal expenses incurred during the second quarter of 2013 as compared to the second quarter of 2012, related to our ongoing intellectual property litigation. These costs were partially offset by lower costs incurred in sales and marketing.

Other. During the three months ended June 30, 2013, we recognized a gain of $0.6 million from an insurance claim on damaged product as all related contingencies had been resolved as of June 30, 2013. No similar gain was recognized during the three months ended June 30, 2012.

Other Income and Expenses, Net

Net other expense for the three months ended June 30, 2013, was $1.1 million, which was consistent with the comparable period in 2012 as the outstanding principal balance on our debt remained constant at $30.0 million.

Six-Month Periods Ended June 30, 2013 and 2012

Revenue

During the six months ended June 30, 2013, we recognized $48.3 million of net product revenue from the sale of OFIRMEV, which represents an increase of $29.2 million, or 153%, from the $19.1 million recognized for the comparable period in 2012. Included in net revenue for the six months ended June 30, 2013, was $2.6 million of net revenue recognized during the period on shipments of product that had previously been deferred as a result of a change in our accounting estimate for revenue recognition.

The increase in our net product revenue for the first six months of 2013 as compared to the same period of 2012 was primarily attributable to the continued expansion of our end-user customer base, increased use of OFIRMEV in surgical settings and price increases we implemented in July 2012 and January 2013, which raised average net selling prices. The price increases led to approximately $5.6 million in additional net product revenue during the six months ended June 30, 2013, as compared to the same period in 2012, based on the difference between the average net selling prices between the two periods.

Costs and Expenses

Cost of Product Sales. Our cost of product sales for the six months ended June 30, 2013, was $16.5 million, or 34% of net product revenue, compared to $10.0 million, or 52% of net product revenue, for the comparable period in 2012. This improvement in our cost of sales as a percentage of net product revenue during the first half of 2013 was primarily due to lower freight costs incurred on product sold in 2013 as compared to 2012, and a lower average supply price for product sold during the first six months of 2013 as compared to the same period in 2012. Additionally, during 2012, we sustained unabsorbed manufacturing costs from fixed costs incurred during the suspension of production by Baxter, which were recognized as period expenses. These costs were not incurred during 2013.

Patent Amortization. Patent amortization for each of the six month periods ended June 30, 2013, and June 30, 2012, was $0.7 million, as we continued to amortize the $15.0 million license payment made in 2011 over the estimated life of the patent. As of June 30, 2013, the unamortized balance of our license payment was $11.4 million.

Research and Development Expenses. Research and development expenses decreased $0.2 million, or 6%, for the six months ended June 30, 2013, to $3.0 million, compared to $3.2 million for the comparable period in 2012. This decrease was primarily due to lower personnel costs, mostly offset by costs incurred on our ongoing FDA-required post-approval clinical trial for OFIRMEV in pediatric patients under two years of age.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.5 million, or 1%, for the six months ended June 30, 2013, to $47.3 million, compared to $46.8 million for the comparable period in 2012. This increase was mostly attributable to higher legal expenses related to our ongoing intellectual property litigation incurred, partially offset by lower costs incurred by our sales and marketing teams.

Other. During the six months ended June 30, 2013, we recognized a gain of $0.6 million from an insurance claim on damaged product as all related contingencies had been resolved as of June 30, 2013. No similar gain was recognized during the six months ended June 30, 2012.

Other Income and Expenses, Net

Net other income for the six months ended June 30, 2013, was $5.5 million, representing an increase of $7.6 million from the net expense of $2.1 million incurred during the comparable period in 2012. The other income reported during the six month period ended June 30, 2013, was related to the $14.7 million we received from the waiver and termination of our Incline option and the sale of our Incline stock in January 2013. We had recorded these assets using the cost method with a combined value of $7.0 million, and as a result of the transaction, recorded a gain of $7.7 million during the six months ended June 30, 2013. No similar gain was recorded during the same period in 2012.

Our interest expense during the six months ended June 30, 2013, of $2.2 million was consistent with our interest expense for the comparable period in 2012 as the outstanding principal balance on our debt remained constant at $30.0 million.

Liquidity and Capital Resources

As a biopharmaceutical company focused on acquiring, in-licensing, developing and commercializing proprietary products principally for use in the hospital setting, we enter into agreements to acquire commercial products and the right to develop and commercialize product candidates, which requires a significant amount of resources. Further, these agreements and related development programs may not result in commercially successful products that generate significant revenue and, for product candidates, even if a commercial product is developed, it could take a substantial amount of time to recover the investment in the program, if at all. For example, we obtained the exclusive patent rights and know-how for OFIRMEV, which is currently our only product, for the U.S. and Canada pursuant to our license agreement with BMS. Under this agreement, we have paid a total of $40.0 million in up-front fees and milestone payments, and we may be required to make two future milestone payments totaling up to $25.0 million upon the achievement of certain levels of net sales of the product in addition to royalties on the net sales of OFIRMEV. Further, in developing OFIRMEV, we have incurred approximately $46.0 million in research and development costs through June 30, 2013 specific to the product. However, our total investment in the OFIRMEV program is significantly more, as these costs exclude a substantial portion of our internal costs, such as salaries and related personnel costs, which are not tracked on a project basis, and the legal expenses we have incurred, and continue to incur, in defending the OFIRMEV patents. In January 2011, we commenced sales of OFIRMEV, however, we have yet to recover our investment in the drug product and development program. For example, as of June 30, 2013, we had realized approximately $58.0 million in gross profit on sales of OFIRMEV and we continue to operate at a quarterly loss.

OFIRMEV is currently our only product and we have no ongoing development programs for other product candidates. If we acquire, in-license or develop other drug products or drug candidates, it will likely require substantial capital resources. We previously entered into an option agreement with Incline whereby we had the option to acquire Incline. However, in December 2012, we entered into a waiver, consent and option termination agreement with Incline pursuant to which we agreed to the buy-out and termination of our option. In January 2013, under the terms of the waiver agreement, we relinquished our option and, as part of the transaction, we also sold our shares of Incline stock for total consideration of $14.7 million in cash.

Since inception, our operations have been financed primarily through the sale of equity securities, in both public and private offerings. From our inception through June 30, 2013, we have received net proceeds of approximately $444.9 million from the sale of our stock and warrants to purchase common stock, and through the exercise of warrants and stock options. Through June 30, 2013, the sales of shares of our preferred stock, common stock and warrants were as follows:

•

from July 2004 to June 2013 (excluding our initial public offering, our February 2008 registered direct offering, our February 2009 private placement and our 2010 and 2011 public offerings), we issued and sold a total of 3,459,889 shares of common stock to our founders, employees, directors and consultants for aggregate net proceeds of $3.9 million;

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

Additionally, we have obtained growth capital through loans with Oxford Finance LLC, Silicon Valley Bank and General Electric Capital Corporation. As of June 30, 2013, the current secured credit facility with this syndicate had an outstanding principal balance of $30.0 million and we had no further available credit. We are currently making interest-only payments on the outstanding balance of this facility, which will continue through December 2013. In January 2014, we will begin making equal monthly principal and interest payments to fully amortize the balance over a 30-month term. In connection with the establishment of our loan agreements, we have issued warrants to the lenders to purchase shares of our stock. As of June 30, 2013, 63,079 shares of common stock had been issued from the exercise of such warrants. Warrants to purchase an additional 50,331 common shares at $12.67 per share, 254,793 common shares at $7.0645 per share, 158,311 common shares at $3.79 per share and 154,638 common shares at $3.88 per share, remain outstanding at June 30, 2013 from our loan agreements.

Liquidity

As of June 30, 2013, we had $54.5 million in cash and cash equivalents, compared to $58.3 million at December 31, 2012. This $3.8 million decrease in our cash and cash equivalent balance during the first half of 2013 was primarily due to the $20.7 million of cash used in operations, partially offset by the $14.7 million we received for the waiver and termination of our Incline option and the sale of our Incline stock. We also received $1.4 million from the maturity of marketable securities and $0.8 million from the exercise of stock options.

Our use of cash in operations of $20.7 million for the six months ended June 30, 2013 was $14.6 million less than the $35.3 million we used during the same period in 2012. This reduction was mostly due to the increase in our revenue and improved gross margin during 2013. During the first six months of 2013, we realized a gross margin of $31.8 million, an increase of $22.7 million from our gross margin of $9.1 million for the first six months of 2012. However, the impact of our increased gross margin was partially offset by an increase in our working capital requirements during the first half of 2013. More specifically, our accounts receivable balance increased $2.8 million during the six months ended June 30, 2013 to $9.0 million, from $6.2 million at December 31, 2012, as a result of our increased revenue. Despite this increase in our accounts receivable balance, however, our collection period at June 30, 2013, remained relatively constant at approximately 33 days, based on our calculation of days sales outstanding.

We used less than $0.1 million of cash for purchases of property and equipment during the six months ended June 30, 2013, and our net property and equipment balance remained relatively constant at approximately $1.9 million. These assets, however, are mostly manufacturing-related assets, including machinery, construction-in-process assets and an asset retirement obligation, related to our supply agreement with Baxter that we terminated in March 2013. In June 2013, we removed our equipment from Baxter’s facility and transferred it to alternative locations as we seek appropriate buyers, alternative uses or other disposal methods for the equipment.

We made no principal payments under our debt agreements during the first half of 2013 and our outstanding principal balance remained at $30.0 million as of June 30, 2013. Pursuant to the terms of our amended credit facility, we are currently making interest-only payments through December 31, 2013.

Capital Resources

Our cash, cash equivalents and short-term investment balances are our primary source of liquidity and currently the only sources available to us. We believe we have sufficient financial resources to fund our operations, at a minimum, for the next twelve months. However, our future funding requirements will depend on many factors, including, but not limited to:

•	our ability to successfully market and sell OFIRMEV;

•	the level of underlying hospital demand for OFIRMEV and our wholesalers’ buying patterns;

•

our capacity to manage our commercial infrastructure and related expenses, including our sales and marketing personnel, and costs incurred under our agreements with third parties for warehousing, distribution, cash collection and related commercial activities;

•	our execution of acquisition, in-licensing, co-promotion, or similar agreements for new products, and the timing of payments we may make or receive under these arrangements;

•	costs associated with our ongoing intellectual property infringement lawsuits related to OFIRMEV, and any product liability or other litigation in which we may become involved;

•	our ability to successfully defend the patents for OFIRMEV and maintain our market exclusivity;

•	our ability to successfully procure sufficient quantities of OFIRMEV and maintain adequate supply levels;

•	regulatory developments affecting OFIRMEV or the products or product candidates of our competitors;

•	costs associated with any product recalls or investigations into quality concerns; and

•

variations in the level of expenses related to our development programs for any future product candidates and any further development costs associated with OFIRMEV, including our ongoing pediatric clinical trial.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2013.

Recent Accounting Pronouncements

See Note 3 to the Notes to Condensed Financial Statements in Item 1 above for further discussion of recent accounting pronouncements.

Caution on Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, includes forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Forward-looking statements discuss matters that are not historical facts, and include, but are not limited to discussions regarding our business, prospects, regulatory and commercialization strategies, growth strategy, future revenue, projected costs, competition, industry, regulatory environment, economic conditions, financial condition, liquidity and capital resources and results of operations. In this Quarterly Report, for example, we make forward-looking statements regarding: our plans to submit a supplemental NDA to the FDA for OFIRMEV in flexible plastic bags in the second half of 2013; our belief that there are substantial growth opportunities available through continued promotion of OFIRMEV; our expectations regarding the sufficiency of our capital resources to fund our operations; the potential for us to acquire other products or product candidates; our expectation to initiate a Canadian regulatory pricing review for OFIRMEV in the second half of 2013 and the potential for us to commercialize OFIRMEV in Canada; and our ability to execute our strategies for acquiring, in-licensing, developing and commercializing proprietary products principally for use in the hospital setting. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words, “believe,” “may,” “might,” “can,” “could,” “will,” “would,” “should,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” or similar expressions.

While we believe that the expectations reflected in this Quarterly Report are reasonable, the inclusion of any forward-looking statements should not be regarded as a representation that any of our plans will be achieved. Our actual results may differ from those anticipated in our forward looking statements as a result of various factors, including those set forth below under the caption “Part II, Item 1A — Risk Factors” and the differences may be material. These risk factors include, but are not limited to: our dependence on the successful commercialization of OFIRMEV, which is our only product; our ability to achieve broad market acceptance and generate revenues from sales of OFIRMEV; our dependence on our contract manufacturers and our ability to ensure an adequate and continued supply of OFIRMEV to meet market demand; our ability to successfully enforce our marketing exclusivities and intellectual property rights, and to defend the patents covering OFIRMEV, including in current intellectual property litigation with the parties that have submitted NDAs or abbreviated new drug applications, or ANDAs, for generic versions of OFIRMEV; the potential that we may be required to continue intellectual property litigation for substantial lengths of time or file additional lawsuits to defend our patent rights from challenges by companies that have submitted NDAs or ANDAs for generic versions of OFIRMEV, and the substantial costs associated with such lawsuits; the potential introduction of generic competition to OFIRMEV in the event we are unsuccessful in current or future intellectual property litigation, and its potential impact on the sales and pricing of the product; our dependence on our licensors for the maintenance and enforcement of our intellectual property rights; the potential product liability exposure associated with pharmaceutical products such as OFIRMEV and other products we may in-license or acquire; our ability to fully comply with numerous federal, state and local laws and regulatory requirements that apply to our commercial activities; public concern regarding the safety of drug products such as OFIRMEV, and the potential implementation by regulatory agencies of new requirements to include unfavorable information in the labeling for OFIRMEV; the risk that we may not be able to raise sufficient capital when needed, or at all; and other risks detailed below under Part II — Item 1A — Risk Factors and in our periodic public filings with the SEC; and other risks detailed below under Part II — Item 1A — Risk Factors and in our periodic public filings with the SEC. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. All forward-looking statements are qualified in their entirety by this cautionary statement and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof. This caution is made under the safe harbor provisions of Section 21E of the Private Securities Litigation Reform Act of 1995.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2013, our cash equivalents and short-term investment holdings consisted of investments in money market funds, debt obligations of municipalities and certificates of deposit. These investments were made in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.

We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe our cash, cash equivalents and investment securities have significant risk of default or illiquidity. We made this determination based on discussions with our investment advisors and a review of our holdings. While we believe our cash, cash equivalents and investment securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. All of our cash, cash equivalents and investment securities are held at fair value. The following table shows the fair value of our cash equivalents and investment securities as of June 30, 2013 (in thousands):

	Amortized Cost Basis	Fair Value
Cash equivalents	$53,148	$53,148
Available-for-sale marketable securities	$2,346	$2,346

Debt

Our current loan and security agreement has a fixed interest rate. Consequently, we do not have significant interest rate cash flow exposure on our debt. The outstanding principal balance of the loan and security agreement at June 30, 2013, was $30.0 million and we are making monthly interest-only payments at the stated interest rate of 10.9545%. Pursuant to the terms of our agreement, the debt is collateralized by substantially all of our assets (excluding intellectual property) and we must maintain minimum quarterly product revenue of at least $12.5 million, are precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and are subject to prepayment penalties and various non-financial covenants. We were in compliance with all covenants under the agreement as of June 30, 2013.

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

‘222 and ‘218 Patent Litigation: Exela Pharma Sciences, LLC and Paddock Laboratories, Inc. (Perrigo Company)

In August 2011, we and Pharmatop filed suit in the United States District Court for the District of Delaware against Paddock Laboratories, Inc., Perrigo Company and Paddock Laboratories, LLC, collectively referred to herein as Perrigo, and against Exela Pharma Sciences, LLC, Exela PharmaSci, Inc. and Exela Holdings, Inc., collectively referred to herein as Exela. The lawsuit followed the notices that we received in July 2011 from each of Perrigo and Exela concerning their filings of ANDAs containing a “Paragraph IV” patent certification with the FDA for a generic version of OFIRMEV. In the lawsuit, we alleged that Perrigo and Exela each infringed the ‘222 patent and the ‘218 patent by filing their respective ANDAs seeking approval from the FDA to market a generic version of OFIRMEV prior to the expiration of these patents. The ‘222 and the ‘218 patents are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. The patent infringement lawsuit was filed within 45 days of receipt of the pertinent notice letters, thereby triggering a stay of FDA approval of the Perrigo ANDA and the Exela ANDA until the earlier of the expiration of a 30-month period, the expiration of the ‘222 and ‘218 patents, the entry of a settlement order or consent decree stating that the ‘222 and ‘218 patents are invalid or not infringed, a decision in the case concerning infringement or validity that is favorable to Perrigo or Exela, or such shorter or longer period as the Court may order. Each of Perrigo and Exela filed an answer in the case asserting, among other things, non-infringement and invalidity of the asserted patents, as well as certain counterclaims.

We settled with Perrigo and the case against Perrigo was dismissed on November 30, 2012. In connection with the settlement and license agreements entered into in November 2012, Perrigo was granted the exclusive right of first refusal to negotiate an agreement with us to market an authorized generic version of OFIRMEV in the U.S. in the event that we elect to launch an authorized generic version of the product. The license agreement also provides that, if we enter into an agreement for Perrigo to market an authorized generic version of OFIRMEV during the license period, Perrigo would purchase the product exclusively from us. We would receive product costs plus an administrative fee, as well as a royalty payment based on the net profits achieved by Perrigo from the sale of the authorized generic product. Additionally, we granted Perrigo the non-exclusive right to market a generic IV acetaminophen product in the U.S. under Perrigo’s ANDA after December 6, 2020, or earlier under certain circumstances. The Federal Trade Commission, or FTC, or the Department of Justice, or DOJ, could seek to challenge our settlement with Perrigo, or a competitor, customer or other third-party could initiate a private action under antitrust or other laws challenging our settlement with Perrigo.

A bench trial for the lawsuit with Exela was held in May 2013, with one additional trial date held in early July 2013. The court has not yet issued any decision, and post-trial briefs were due on July 26, 2013. The court may render its decision at any time after the filing of the post-trial briefs, which may be before or after the expiration of the applicable 30-month stay. It is not possible to predict the outcome of this litigation, and an adverse outcome could result in the launch of one or more generic versions of OFIRMEV before the expiration of the last of the listed patents in June 6, 2021 (or December 6, 2021 if pediatric exclusivity is granted), which could adversely affect our ability to successfully maximize the value of OFIRMEV, and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

‘222 and ‘218 Patent Litigation: Fresenius Kabi USA, LLC and Sandoz, Inc.

In January 2013, we filed suit in the United States District Court for the Southern District of California against Fresenius Kabi USA, LLC, or Fresenius, following receipt of a December 2012 notice from Fresenius concerning its submission of a New Drug Application, or NDA, containing a Paragraph IV patent certification with the FDA for a generic version of OFIRMEV. Additionally, in February 2013, we filed suit in the United States District Court for the Southern District of California against Sandoz, Inc., or Sandoz, following receipt of a December 2012 notice from Sandoz concerning its submission of an ANDA containing a Paragraph IV patent certification with the FDA for a generic version of OFIRMEV.

In the lawsuits against Fresenius and Sandoz, which have been coordinated for purposes of discovery and other pretrial proceedings in the Southern District of California, we allege that Fresenius and Sandoz have each infringed the ‘222 patent and the ‘218 patent by filing an NDA, in the case of Fresenius, or an ANDA, in the case of Sandoz, seeking approval from the FDA to market a generic version of OFIRMEV prior to the expiration of these patents. Both Fresenius and Sandoz have filed answers in the Southern District of California asserting, among other things, non-infringement and invalidity of the asserted patents, as well as certain counterclaims. Both the Fresenius and Sandoz lawsuits were filed within 45 days of receipt of the respective notice letters, thereby triggering a stay of FDA approval of the Fresenius NDA and the Sandoz ANDA until the earlier of the expiration of a 30-month period, the expiration of the ‘222 and ‘218 patents, the entry of a settlement order or consent decree stating that the ‘222 and ‘218 patents are invalid or not infringed, a decision in the case concerning infringement or validity that is favorable to Fresenius and/or Sandoz, or such shorter or longer period as the court may order.

Regardless of the outcome of any litigation, no NDA or ANDA relying in whole or in part on studies conducted by or for us can receive final approval from the FDA before expiration of the regulatory exclusivity period for OFIRMEV on November 2, 2013. We intend to vigorously enforce our intellectual property rights relating to OFIRMEV to prevent the marketing of infringing generic products prior to the expiration of our patents. The ‘222 patent expires August 5, 2017 (or February 5, 2018 if pediatric exclusivity is granted) and the ‘218 patent expires June 6, 2021 (or December 6, 2021 if pediatric exclusivity is granted). However, given the unpredictability inherent in litigation, we cannot predict the outcome of these matters or any other litigation. At this time, we are unable to estimate possible losses or ranges of losses for current litigation, and we have not accrued any amounts for current litigation other than ongoing attorney’s fees.

‘222 Patent: Ex Parte Reexamination

In September 2012, an unidentified third party (subsequently identified as Exela) filed with the United States Patent and Trademark Office, or USPTO, a Request for Ex Parte Reexamination of the ‘222 patent. In December 2012, we received notice that the USPTO had granted the Request for Reexamination. The reexamination process is provided for by law and requires the USPTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third party or the USPTO. In February 2013, we and Pharmatop filed with the USPTO a patent owner’s statement commenting on the reexamination request, and in April 2013, Exela filed comments in response to the patent owner’s statement. Based on the information provided, the USPTO will determine whether to move forward with the reexamination. Because we and Pharmatop believe that the scope and validity of the patent claims in this patent are appropriate and that the USPTO’s prior issuance of the patent was correct, we, in conjunction with Pharmatop, will vigorously defend this patent. We cannot predict whether we and Pharmatop ultimately will succeed in maintaining the scope and validity of the claims of this patent during reexamination. If any of the patent claims in this patent ultimately are narrowed during prosecution before the USPTO, the extent of the patent coverage afforded to OFIRMEV could be impaired, which could potentially harm our business and operating results.

‘218 Patent Litigation: Exela Pharma Sciences, LLC

In April 2012, Exela filed suit against David J. Kappos and the USPTO in the United States District Court for the Eastern District of Virginia for declaratory judgment seeking a reversal of the USPTO’s decision not to act on a petition by Exela to vacate the USPTO’s April 2003 order reviving the international application for the ‘218 patent. The lawsuit followed the USPTO’s rejection of Exela’s petition to the USPTO filed in November 2011, which sought to vacate the April 23, 2003 order granting Pharmatop’s petition to revive the ‘218 patent. The USPTO determined that Exela lacked standing to seek such relief. Exela also seeks declaratory judgment that the USPTO’s rules and regulations that allow for revival of abandoned, international patent applications under the “unintentional” standard are invalid, and similar relief in connection with one or more counterclaims it has filed in the Delaware litigation. Our motion to intervene in this lawsuit was granted in October 2012. In December 2012, the district court dismissed the case with prejudice as barred by the applicable statute of limitations. In February 2013, Exela appealed the district court’s decision to the Court of Appeals for the Federal Circuit. Exela has filed an opening brief in the appeal, and the opening brief for us and Pharmatop is due on September 27, 2013. A decision by the Court of Appeals in favor of Exela could result in the invalidation of the ‘218 patent.

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

In February 2013, we amended our supply agreement with Lawrence Laboratories, an operating division of Swords Laboratories and a member of the BMS group of companies, under which BMS Anagni, an indirect subsidiary of BMS located in Anagni, Italy, manufactures OFIRMEV for us on behalf of Lawrence Laboratories. BMS Anagni has manufactured the product for more than ten years for sale and distribution by BMS and its affiliates in a number of countries outside of the U.S. and Canada. Any termination or disruption of our relationship with BMS Anagni, which is currently our sole source for OFIRMEV, may materially harm our business and financial condition and adversely impact our commercialization and sales efforts with respect to the product.

We also currently rely upon a single source for the manufacture of the active pharmaceutical ingredient, or API, for OFIRMEV, as well as for other critical components of OFIRMEV. If our contract manufacturer or API supplier, or any other supplier of critical components for OFIRMEV, becomes unable to meet our supply requirements, the process of changing or adding a new contract manufacturer or critical component supplier may require additional testing and prior FDA approval and may be expensive and time-consuming. If we were unable to manage such changes effectively, we could face supply disruptions that could result in significant costs and delays, damage to our reputation or commercial prospects and cause us to lose potential revenues.

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

For example, in 2012, we announced two voluntary recalls of OFIRMEV manufactured by Baxter, our previous contract manufacturer, due to the presence of unidentified, visible particles in a limited number of vials of the product, which were detected during routine stability testing. Although we received no adverse event reports associated with the particulate matter or product complaints involving similar particulate matter, as a precautionary measure we suspended production by Baxter in connection with the initial recall and decided to recall all remaining lots of OFIRMEV manufactured by Baxter in connection with the second recall. Additionally, following the first recall, some of our customers experienced short-term supply delays due to the suspension of shipments from Baxter until we were able to expedite sufficient shipments of OFIRMEV from BMS Anagni, and we incurred higher freight costs associated with the expedited product shipments. We also incurred unabsorbed manufacturing costs during the time that Baxter’s manufacturing of the product was suspended. As a result of the second recall, we destroyed the Baxter-manufactured finished product inventory that we previously placed on indefinite hold, and recorded charges of $5.8 million in relation to this product. In March 2013, we and Baxter mutually agreed to terminate our supply agreement for OFIRMEV. Under the termination agreement, we were required to remove our manufacturing equipment from Baxter’s facility within 180 days and pay Baxter for any pre-approved costs or expenses related to such removal. As a result, we incurred impairment charges of $7.7 million and a loss on the sale of equipment of $0.9 million during the fourth quarter of 2012 in relation to the assets involved with the manufacture of OFIRMEV under the terminated development and supply agreement with Baxter.

In addition, in July 2013, we voluntarily issued a letter to our customers requesting that they inspect their inventories of OFIRMEV to ensure that each vial includes a lot number and expiration date, following our receipt of a small number of customer reports of vials where such information was missing. We have received no reports of adverse events associated with this issue, and have notified FDA of our voluntary notification to our customers. Corrective actions have been implemented by our contract manufacturer to prevent a reoccurrence.

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

Competitors may seek to develop alternative formulations of IV acetaminophen for our targeted indications that do not directly infringe our in-licensed patent rights. The commercial opportunity for OFIRMEV could be significantly harmed if competitors are able to develop alternative formulations outside the scope of our in-licensed patents.

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

•

we may incur unexpected costs in order to ensure a sufficient supply of OFIRMEV from our contract manufacturers in order to meet customer demand, including any replacement of product or write down of inventory related to any product recall or other quality issue, or we may be required to pay fees based on minimum purchase obligations; and

•

we may be required to file or maintain lawsuits to defend our patent rights or regulatory exclusivities from challenges by companies seeking to market generic versions of IV acetaminophen, such as our ongoing intellectual property litigation, including any such costs we may be required to expend if our licensors are unwilling or unable to do so.

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

The PPACA also imposes new reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. In addition, device and drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Beginning on August 1, 2013, manufacturers are required to begin data collection and to report such data to CMS by March 31, 2014, and by the 90th day of every calendar year for the reporting period of the previous year.

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

We may never be successful in our efforts to commercialize OFIRMEV in Canada.*

Our rights to OFIRMEV include Canada, as well as the United States. In June 2013, Health Canada issued a Notice of Compliance that granted marketing approval for OFIRMEV in Canada, and we expect to initiate a pricing review for the product with the Canadian Patented Medicine Prices Review Board in the second half of 2013. Following the completion of the pricing review process, we will assess the commercial feasibility of launching the product in Canada, either independently or in collaboration with a company with an existing Canadian commercial presence. Additionally, in order to market OFIRMEV in Canada, we must comply with numerous and varying Canadian regulatory requirements regarding non-clinical testing, manufacturing, clinical safety, efficacy and marketing. Our ability to successfully commercialize OFIRMEV in Canada will depend significantly on the price we are able to charge for the product and our ability to establish cost-effective marketing and sales capabilities and distribution channels for Canada. If the pricing for the product is not sufficient, we may elect to not market OFIRMEV in Canada, or if we do market the product, any profits we generate may be limited.

Public concern regarding the safety of drug products such as OFIRMEV could result in new requirements from regulatory agencies to include unfavorable information in our labeling, or require us to undertake other activities that may entail additional costs.*

In light of widely publicized events concerning the safety risk of certain drug products, the FDA, members of Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and the establishment of risk management programs that may, for example, restrict distribution of drug products after approval. For example, in January 2011, the FDA issued a press release and posted on its website a drug safety communication asking manufacturers of prescription drug products containing combinations of acetaminophen and opioid medications to limit the amount of acetaminophen to no more than 325 milligrams (mg) in each dosage unit (i.e. each tablet or caplet). In the announcement, the FDA also requested manufacturers to update labels for such products to include a boxed warning highlighting the potential for severe acetaminophen-induced liver injury and a warning highlighting the potential for allergic reactions. The boxed warning required for affected products reaffirms previous statements made by the FDA that most cases of liver injury are associated with acetaminophen doses that exceed 4,000 mg per day. While the FDA has indicated that this communication does not apply to IV acetaminophen, it is possible that the FDA may apply similar labeling requirements to OFIRMEV in the future. We reaffirmed our dosing recommendations for OFIRMEV in July 2011 following a news release by a major manufacturer of over-the-counter acetaminophen products announcing its plan to lower the recommended maximum daily dose of some oral acetaminophen products in an effort to reduce the risk of accidental acetaminophen overdose among its customers in the over-the-counter setting. In August 2013, the FDA issued a drug safety communication informing the public that acetaminophen has been associated with a risk of rare but serious skin reactions, known as Stevens-Johnson Syndrome, toxic epidermal necroylsis and acute generalized exanthematous pustulosis, which can be fatal. Additionally, FDA indicated that it will require that a warning be added to the labels of all prescription drug products containing acetaminophen, including OFIRMEV, to address this risk, and will request or encourage manufacturers of over-the-counter acetaminophen drug products to do the same. Similar warnings are currently required for other medications used to treat pain or fever, including NSAIDs.

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

We may experience difficulties in managing the growth of our organization.*

As of June 30, 2013, we had approximately 210 employees. The commercial launch of OFIRMEV in January 2011 required us to substantially expand our managerial, commercial, financial and other personnel resources, particularly in sales and marketing positions. Additionally, beginning in November 2011, we implemented a reduction in force of 17 employees, or approximately 7% of our total work force at that time, primarily in our development and general and administrative areas. This action was taken in order to focus our resources on commercialization activities for OFIRMEV and to reduce programmatic costs not directly associated with such efforts. Despite these efforts, our management, personnel, systems and facilities currently in place may not be adequate to support our commercially-focused organization, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses. The failure to do so could have a significant negative impact on our future product revenues and business results.

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

Risks Related to Intellectual Property

The patent rights that we have in-licensed covering OFIRMEV are limited to a specific IV formulation of acetaminophen. As a result, our market opportunity for this product may be limited by the lack of patent protection for the active ingredient itself and other formulations of IV acetaminophen may be developed by competitors.*

The active ingredient in OFIRMEV is acetaminophen. Patent protection is not available for the acetaminophen molecule itself in the territories licensed to us, which include the U.S. and Canada. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredient as OFIRMEV so long as the competitors do not infringe any process or formulation patents that we have in-licensed from BMS and its licensor, Pharmatop. We are the exclusive licensee of two U.S. patents and two Canadian patents owned by Pharmatop, under BMS’s license to these patents from Pharmatop. U.S. Patent No. 6,028,222, or the ‘222 patent (Canadian patent number 2,233,924), covers the formulation of OFIRMEV, and this patent expires in August 2017. U.S. Patent No. 6,992,218, or the ‘218 patent (Canadian patent number 2,415,403), covers the process used to manufacture OFIRMEV, and this patent expires in June 2021. We plan to complete a pediatric clinical trial of OFIRMEV within the period agreed on with the FDA, which is August 2015, and, upon timely completion and the acceptance by the FDA of the data from this study, we expect that OFIRMEV will be eligible for an additional six months of marketing exclusivity in the U.S.

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

Four third-parties have challenged, and additional third parties may challenge, the patents covering OFIRMEV, which could result in the invalidation or unenforceability of some or all of the relevant patent claims. If a third party files an NDA or ANDA for a generic drug product containing acetaminophen and relies in whole or in part on studies conducted by or for us, the third party will be required to certify to the FDA that, in the opinion of that third party, the patent listed in the Orange Book for a branded product is invalid, unenforceable, or will not be infringed by the manufacture, use or sale of the third party’s generic drug product. A third party certification that the new product will not infringe the Orange Book-listed patents for OFIRMEV, or that such patents are invalid, is called a Paragraph IV patent certification. If the third party submits a Paragraph IV patent certification to the FDA, a notice of the Paragraph IV patent certification must also be sent to us once the third-party’s NDA or ANDA is accepted for filing by the FDA. A lawsuit may then be initiated to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of the receipt of notice of a Paragraph IV patent certification automatically prevents the FDA from approving the NDA or ANDA until the earlier of the expiration of a 30-month period, the expiration of the patents, the entry of a settlement order stating that the patents are invalid or not infringed, a decision in the infringement case that is favorable to the NDA or ANDA applicant, or such shorter or longer period as the court may order. If a patent infringement lawsuit is not initiated within the required 45-day period, the third-party’s NDA or ANDA will not be subject to the 30-month stay. Regardless of the outcome of any litigation, no NDA or ANDA relying in whole or in part on studies conducted by or for us can receive final approval from the FDA before expiration of the regulatory exclusivity period for OFIRMEV in November 2013.

For example, in August 2011, we and Pharmatop filed suit in the United States District Court for the District of Delaware against Perrigo and Exela. The lawsuit followed the notices that we received in July 2011 from each of Perrigo and Exela concerning their filings of ANDAs containing a “Paragraph IV” patent certification with the FDA for a generic version of OFIRMEV. In the lawsuit, we alleged that Perrigo and Exela each infringed the ‘222 patent and the ‘218 patent by filing their respective ANDAs seeking approval from the FDA to market a generic version of OFIRMEV prior to the expiration of these patents. The ‘222 and the ‘218 patents are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. The patent infringement lawsuit was filed within 45 days of receipt of the pertinent notice letters, thereby triggering a stay of FDA approval of the Perrigo ANDA and the Exela ANDA until the earlier of the expiration of a 30-month period, the expiration of the ‘222 and ‘218 patents, the entry of a settlement order or consent decree stating that the ‘222 and ‘218 patents are invalid or not infringed, a decision in the case concerning infringement or validity that is favorable to Perrigo or Exela, or such shorter or longer period as the Court may order. Each of Perrigo and Exela filed an answer in the case asserting, among other things, non-infringement and invalidity of the asserted patents, as well as certain counterclaims. We settled with Perrigo and the case against Perrigo was dismissed on November 30, 2012. In connection with the settlement and license agreements entered into in November 2012, Perrigo was granted the exclusive right of first refusal to negotiate an agreement with us to market an authorized generic version of OFIRMEV in the U.S. in the event that we elect to launch an authorized generic version of the product. The license agreement also provides that, if we enter into an agreement for Perrigo to market an authorized generic version of OFIRMEV during the license period, Perrigo would purchase the product exclusively from us. We would receive product costs plus an administrative fee, as well as a royalty payment based on the net profits achieved by Perrigo from the sale of the authorized generic product. Additionally, we granted Perrigo the non-exclusive right to market a generic IV acetaminophen product in the U.S. under Perrigo’s ANDA after December 6, 2020, or earlier under certain circumstances. The FTC or the DOJ could seek to challenge our settlement with Perrigo, or a competitor, customer or other third-party could initiate a private action under antitrust or other laws challenging our settlement with Perrigo. Any such challenge could be both expensive and time consuming and may render the settlement agreement unenforceable.

A bench trial for the lawsuit with Exela was held in May 2013, with one additional trial date held in early July 2013. The court has not yet issued any decision, and post-trial briefs were due on July 26, 2013. The court may render its decision at any time after the filing of the post-trial briefs, which may be before or after the expiration of the applicable 30-month stay. It is not possible to predict the outcome of this litigation, and an adverse outcome could result in the launch of one or more generic versions of OFIRMEV before the expiration of the last of the listed patents in June 6, 2021 (or December 6, 2021 if pediatric exclusivity is granted), which could adversely affect our ability to successfully maximize the value of OFIRMEV, and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

In addition, in January 2013, we filed suit in the United States District Court for the Southern District of California against Fresenius Kabi USA, LLC, or Fresenius, following receipt of a December 2012 notice from Fresenius concerning its submission of an NDA containing a Paragraph IV patent certification with the FDA for a generic version of OFIRMEV. Additionally, in February 2013, we filed suit in the United States District Court for the Southern District of California against Sandoz, Inc., or Sandoz, following receipt of a December 2012 notice from Sandoz concerning its submission of an ANDA containing a Paragraph IV patent certification with the FDA for a generic version of OFIRMEV. In the lawsuits against Fresenius and Sandoz, which have been coordinated for purposes of discovery and other pretrial proceedings in the Southern District of California, we allege that Fresenius and Sandoz have each infringed the ‘222 patent and the ‘218 patent by filing an NDA, in the case of Fresenius, or an ANDA, in the case of Sandoz, seeking approval from the FDA to market a generic version of OFIRMEV prior to the expiration of these patents. Both Fresenius and Sandoz have filed answers in the Southern District of California asserting, among other things, non-infringement and invalidity of the asserted patents, as well as certain counterclaims. Both the Fresenius and Sandoz lawsuits were filed within 45 days of receipt of the respective notice letters, thereby triggering a stay of FDA approval of the Fresenius NDA and the Sandoz ANDA until the earlier of the expiration of a 30-month period, the expiration of the ‘222 and ‘218 patents, the entry of a settlement order or consent decree stating that the ‘222 and ‘218 patents are invalid or not infringed, a decision in the case concerning infringement or validity that is favorable to Fresenius and/or Sandoz, or such shorter or longer period as the court may order.

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

The protection of our intellectual property rights is critical to our success and any failure on our part to adequately secure such rights would materially affect our business.*

Our commercial success depends on maintaining patent protection and trade secret protection for OFIRMEV, as well as for any other products or product candidates that we may license or acquire, and successfully defending these patents and trade secrets against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.

For example, in April 2012, Exela filed suit against David J. Kappos and the USPTO in the United States District Court for the Eastern District of Virginia for declaratory judgment seeking a reversal of the USPTO’s decision not to act on a petition by Exela to vacate the USPTO’s April 2003 order reviving the international application for the ‘218 patent. The lawsuit followed the USPTO’s rejection of Exela’s petition to the USPTO filed in November 2011, which sought to vacate the April 23, 2003 order granting Pharmatop’s petition to revive the ‘218 patent. The USPTO determined that Exela lacked standing to seek such relief. Exela also seeks declaratory judgment that the USPTO’s rules and regulations that allow for revival of abandoned, international patent applications under the “unintentional” standard are invalid, and similar relief in connection with one or more counterclaims it has filed in the Delaware litigation. Our motion to intervene in this lawsuit was granted in October 2012. In December 2012, the district court dismissed the case with prejudice as barred by the applicable statute of limitations. In February 2013, Exela appealed the district court’s decision to the Court of Appeals for the Federal Circuit. Exela has filed an opening brief in the appeal, and the opening brief for us and Pharmatop is due on September 27, 2013. A decision by the Court of Appeals in favor of Exela could result in the invalidation of the ‘218 patent.

Additionally, in September 2012, an unidentified third party (subsequently identified as Exela) filed with the USPTO a Request for Ex Parte Reexamination of the ‘222 patent. In December 2012, we received notice that the USPTO had granted the Request for Reexamination. The reexamination process is provided for by law and requires the USPTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third party or the USPTO. In February 2013, we and Pharmatop filed with the USPTO a patent owner’s statement commenting on the reexamination request, and in April 2013, Exela filed comments in response to the patent owner’s statement. Based on the information provided, the USPTO will determine whether to move forward with the reexamination. Because we and Pharmatop believe that the scope and validity of the patent claims in this patent are appropriate and that the USPTO’s prior issuance of the patent was correct, we, in conjunction with Pharmatop, will vigorously defend this patent. We cannot predict whether we and Pharmatop ultimately will succeed in maintaining the scope and validity of the claims of this patent during reexamination. If any of the patent claims in this patent ultimately are narrowed during prosecution before the USPTO, the extent of the patent coverage afforded to OFIRMEV could be impaired, which could potentially harm our business and operating results.

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

Risks Related to Our Finances and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.*

We began generating revenues from the commercialization of OFIRMEV in January 2011. Prior to that time, we focused primarily on in-licensing and developing OFIRMEV and our former product candidate, omiganan pentahydrochloride, with the goal of supporting regulatory approval for these product candidates. We have incurred losses in each year since our inception in May 2004, including net losses of $81.0 million, $93.0 million and $56.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of June 30, 2013, we had an accumulated deficit of $460.9 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and our working capital. For example, while our development expenses have decreased since 2010 due to the completion of our clinical development program for OFIRMEV, our sales, marketing, manufacturing and legal expenses have increased significantly since that time in connection with the commercialization OFIRMEV. In addition, we are required to pay a royalty on net sales of OFIRMEV, which includes minimum obligations, and we may be required to make future milestone payments upon the achievement of certain net sales levels of OFIRMEV. We also have minimum purchase obligations under our supply agreements with our contract manufacturers for OFIRMEV. As a result, we expect to continue to incur operating losses until we are able to generate sufficient revenues to operate profitably. Because of the numerous risks and uncertainties associated with developing and marketing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We currently have a limited history of revenue and may never be profitable.*

Our ability to become profitable depends upon our ability to generate revenue. We began to market OFIRMEV in January 2011, and we had not generated any revenue prior to that time. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	effectively commercialize OFIRMEV;

•	manufacture or procure commercial quantities of OFIRMEV at acceptable cost levels;

•	successfully manage our commercial organization and the supporting infrastructure required to successfully market and sell OFIRMEV; and

•	obtain regulatory approval for any other product or product candidates that we may license or acquire.

We have incurred and anticipate continuing to incur significant costs associated with our efforts to commercialize, market and sell OFIRMEV, and we are not generating sufficient revenues to operate profitably. If we are unable to generate sufficient revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

•	our execution of acquisition, in-licensing, co-promotion or similar agreements for new products and the timing of payments we may make or receive under these arrangements;

•	costs associated with our ongoing intellectual property infringement lawsuits related to OFIRMEV, and any product liability or other litigation in which we may become involved;

•	our ability to successfully defend the patents for OFIRMEV and maintain our market exclusivity;

•	our ability to successfully procure sufficient quantities of OFIRMEV and maintain adequate supply levels;

•	regulatory developments affecting OFIRMEV or the products or product candidates of our competitors;

•	costs associated with any product recalls or investigations into quality concerns; and

•

variations in the level of expenses related to our development programs for any future product candidates and any further development costs associated with OFIRMEV, including our ongoing pediatric clinical trial.

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

Our net operating loss carryforwards will begin expiring in 2024 for federal purposes and 2014 for state purposes if we have not used them prior to that time. Our federal tax credits will begin expiring in 2025 unless previously used and our state tax credits carryforward indefinitely. Additionally, under Internal Revenue Code Sections 382 and 383, the annual use of our net operating loss carryforwards and research tax credits will be limited in the event a cumulative change in our ownership occurs within a three-year period. We recently completed an analysis through December 31, 2012, and determined that we experienced an ownership change in March 2006. However, this ownership change did not result in the forfeiture of any net operating loss carryforwards or research tax credits. We continue to monitor changes in our ownership as any future ownership changes may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. In addition, certain states have suspended the use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. Currently, California allows companies to utilize their net operating losses, however, new legislation could suspend the use of those losses in the future. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our operating results and financial condition.

Our results of operations and liquidity needs could be materially negatively affected by market fluctuations and economic downturn.

Our results of operations could be materially negatively affected by economic conditions generally, both in the U.S. and elsewhere around the world. Continuing concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a difficult residential real estate market in the U.S. have contributed to increased volatility and shifting expectations for the economy and the markets going forward. These factors, combined with volatile commodity prices, fluctuating business and consumer confidence and continued unemployment concerns, have precipitated significant economic uncertainty. Domestic and international equity markets continue to experience heightened volatility and turmoil. These events and the continuing market changes may have an adverse effect on us. In the event of continuing market turbulence, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds, if necessary, and our stock price may decline.

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

The trading prices for our common stock during the 52 weeks ending June 30, 2013 ranged from a high of $8.26 to a low of $2.88. The market price of our common stock is likely to continue to be highly volatile and may fluctuate substantially due to many factors, including:

•	announcements concerning our operating results;

•	market conditions in the pharmaceutical and biotechnology sectors or the economy as a whole;

•	price and volume fluctuations in the overall stock market;

•	the failure of OFIRMEV to achieve commercial success;

•	announcements of the introduction of new products by us or our competitors;

•	developments pertaining to the intellectual property lawsuits relating to OFIRMEV, including any future lawsuits, and any other challenges to our patents and other intellectual property rights;

•	developments concerning product development results or intellectual property rights of others;

•	product recalls, quality concerns or manufacturing difficulties;

•	litigation or public concern about the safety of our products or potential products;

•	actual fluctuations in our quarterly operating results, and concerns by investors that such fluctuations may occur in the future;

•	deviations in our operating results from the estimates of securities analysts or other analyst comments;

•	additions or departures of key personnel;

•	health care reform legislation, including measures directed at controlling the pricing of pharmaceutical products and the amount of reimbursement received by our customers;

•	developments concerning current or future strategic collaborations; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

Our executive officers and directors and their affiliates may exercise control over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.*

As of June 30, 2013, our executive officers and directors and their affiliates together controlled approximately 28% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets, and might affect the prevailing market price of our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1±	Amended and Restated Cadence Pharmaceuticals, Inc. Director Compensation Policy, effective March 13, 2013

31.1±	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2±	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32±	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS±	XBRL Instance Document

101.SCH±	XBRL Taxonomy Extension Schema Document

101.CAL±	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF±	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB±	XBRL Taxonomy Extension Label Linkbase Document

101.PRE±	XBRL Taxonomy Extension Presentation Linkbase Document

±	Included in this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE PHARMACEUTICALS, INC.

Dated: August 2, 2013	By:	/S/ WILLIAM R. LARUE
William R. LaRue
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.1±	Amended and Restated Cadence Pharmaceuticals, Inc. Director Compensation Policy, effective March 13, 2013

31.1±	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2±	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32±	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS±	XBRL Instance Document

101.SCH±	XBRL Taxonomy Extension Schema Document

101.CAL±	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF±	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB±	XBRL Taxonomy Extension Label Linkbase Document

101.PRE±	XBRL Taxonomy Extension Presentation Linkbase Document

±	Included in this Report.