Form 10-Q
period 2013-09-30
CADENCE PHARMACEUTICALS INC
filed 2013-11-06
CIK 1333248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of October 31, 2013, there were 86,087,199 shares of the registrant’s Common Stock outstanding.

CADENCE PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CADENCE PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,980	$58,327
Investments in marketable securities	2,326	3,745
Restricted cash	548	640
Accounts receivable, net	8,711	6,152
Inventory	6,094	6,498
Prepaid expenses	1,183	1,064
Other current assets	124	90

Total current assets	70,966	76,516
Property and equipment, net	1,801	1,967
Intangible assets, net	11,082	12,090
Restricted cash	92	-
Other assets	83	7,106

Total assets	$84,024	$97,679

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,473	$5,796
Accrued liabilities	15,379	12,969
Deferred revenue	-	2,234
Current portion of long-term debt, less discount of $221 and $—, respectively	7,937	-

Total current liabilities	27,789	20,999
Long-term debt, less current portion and discount of $591 and $1,182, respectively	21,251	28,818
Other liabilities	604	51

Total liabilities	49,644	49,868

Commitments and contingencies (Note 11)

Stockholders’ equity :
Common stock, $0.0001 par value; 200,000,000 shares authorized, 86,085,324 shares and 85,668,668 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	9	9
Additional paid-in capital	502,203	495,458
Accumulated other comprehensive income	-	-
Accumulated deficit	(467,832)	(447,656)

Total stockholders’ equity	34,380	47,811

Total liabilities and stockholders’ equity	$84,024	$97,679

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Product revenue, net	$28,957	$13,898	$77,243	$32,977
License revenue	-	-	-	33

Total revenues	28,957	13,898	77,243	33,010

Costs and expenses:
Cost of product sales	9,964	6,076	26,425	16,078
Amortization of patent license	336	336	1,008	1,008
Research and development	1,655	2,235	4,698	5,446
Selling, general and administrative	22,928	20,039	70,261	66,811
Other	(107)	13	(602)	14

Total costs and expenses	34,776	28,699	101,790	89,357

Loss from operations	(5,819)	(14,801)	(24,547)	(56,347)

Other (expense) income:
Interest income	15	34	55	97
Interest expense	(1,122)	(1,122)	(3,333)	(3,331)
Other (expense) income	(12)	(1)	7,649	29

Total other (expense) income, net	(1,119)	(1,089)	4,371	(3,205)

Net loss	$(6,938)	$(15,890)	$(20,176)	$(59,552)

Basic and diluted net loss per share	$(0.08)	$(0.19)	$(0.24)	$(0.70)

Shares used to compute basic and diluted net loss per share	86,044	85,560	85,841	85,544

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(6,938)	$(15,890)	$(20,176)	$(59,552)

Other comprehensive income (loss):
Net unrealized loss on securities available for sale	-	-	-	(2)

Other comprehensive loss	-	-	-	(2)

Comprehensive loss	$(6,938)	$(15,890)	$(20,176)	$(59,554)

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net loss	$(20,176)	$(59,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	169	1,226
(Gain) Loss on disposal of assets	(16)	14
Gain on sale of investment	(7,654)	-
Inventory write-down	-	163
Stock-based compensation	5,326	6,925
Non-cash interest expense	13	21
Amortization of intangible assets	1,008	1,008
Amortization of discount on note payable	371	409
Accretion of discounts on available-for-sale securities	(2)	(14)
Changes in operating assets and liabilities:
Accounts receivable	(2,559)	(4,145)
Inventory	404	(3,649)
Prepaid expenses and other assets	(143)	425
Accounts payable	(1,323)	2,658
Deferred revenue	(2,234)	710
Accrued liabilities and other liabilities	2,976	2,459

Net cash used in operating activities	(23,840)	(51,342)

Investing activities
Maturities and sales of marketable securities	1,420	40,860
Purchases of marketable securities	-	(1,396)
Proceeds from the sale of Incline option and preferred shares	14,654	-
Purchases of property and equipment	(80)	(1,460)
Proceeds from the sale of property and equipment	80	2

Net cash provided by investing activities	16,074	38,006

Financing activities
Proceeds from issuance of common stock, net	1,419	97

Net cash provided by financing activities	1,419	97

Net increase in cash and cash equivalents	(6,347)	(13,239)
Cash and cash equivalents at beginning of period	58,327	82,609

Cash and cash equivalents at end of period	$51,980	$69,370

Supplemental disclosures
Property and equipment purchases in accounts payable and accrued expenses at period end	$202	$109
Unrealized loss on investment securities	$-	$(2)
Cash paid for interest and fees	$2,428	$2,290

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. In the opinion of the Company’s management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation of the results of the interim periods presented have been included.

These condensed financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2012, as included in the Company’s 2012 Annual Report on Form 10-K filed with the SEC on March 8, 2013.

During the three months ended September 30, 2013, the Company identified selling, general and administrative expenses of $574,000 that should have been recorded in previously reported quarters of 2013. Of this amount, $252,000 related to the three months ended March 31, 2013, and $322,000 related to the three months ended June 30, 2013. The Company determined that the adjustments were immaterial to each of the previously reported interim periods based on a quantitative and qualitative analysis. As a result, the Company recorded the correction of these errors during the three months ended September 30, 2013. There is no impact on the Company’s interim financial statements for the nine months ended September 30, 2013.

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

OFIRMEV, which was launched in January 2011, is the Company’s first and only commercially available product. Because the Company initially had limited product return data, it deferred the recognition of revenue on sales to wholesalers and, instead, recognized revenue at the time that product was sold by a wholesaler to an end-user customer. Shipments of product that were not recognized as revenue were treated as deferred revenue. However, as of January 1, 2013, the Company determined that it had obtained sufficient product return history to reasonably estimate future wholesaler returns. Since that time, the Company has recognized revenue at the time product is sold to a wholesaler. As a result of this change, the Company recorded a one-time adjustment to recognize revenue that had previously been deferred, resulting in additional net revenue of $2,616,000 and cost of sales of $919,000 for the nine months ended September 30, 2013. The corresponding impact of this one-time adjustment was a reduction of $1,697,000 in both the Company’s loss from continuing operations and net loss for the nine months ended September 30, 2013, and the per share net impact of the adjustment was a reduction in net loss of $0.02 per share for the period. There was no similar impact on the reported revenue, cost of sales or loss per share for the three months ended September 30, 2013, or the three or nine months ended September 30, 2012.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

The Company records certain sales reserves and allowances as a reduction to gross revenue. These reserves and allowances include distribution service fees, a prompt payment discount, a group purchasing discount and administrative service fee, discounts to certain end-user customers and governmental programs and a reserve for estimated product returns based on historical return rates, as applicable. Distribution service fees arise from contractual agreements the Company has with certain wholesalers for distribution services they provide with respect to OFIRMEV. These fees are generally a fixed percentage of the price of the product purchased by these wholesalers. The Company offers a prompt payment discount to certain wholesalers as an incentive to meet certain payment terms. It accounts for these cash discounts at the time the sale is made to the wholesalers and reduces its accounts receivable accordingly. The group purchasing discount and chargeback reserve is based upon contracted discounts the Company provides to members of certain purchasing groups. The Company estimates the sales from its wholesalers to these group purchasing organizations and accrues for the chargebacks it anticipates from its wholesalers for the difference between the current retail price and the reduced price paid by the members of the group purchasing organizations. Administrative service fees for these transactions are also recorded at the time of sale. The Company also provides predetermined discounts under certain government programs, which are recorded at the time of sale.

Accounts Receivable

The Company extends credit to its customers in the normal course of business based upon an evaluation of the customer’s credit history, financial condition and other factors. Trade accounts receivable are recorded on gross sales to wholesalers, net of allowances for prompt payment and other discounts, wholesaler fees, chargebacks and doubtful accounts. Estimates of allowances for doubtful accounts are determined by evaluating individual customer circumstances, historical payment patterns, length of time past due and economic and other factors. At September 30, 2013 and December 31, 2012, the Company’s allowance for uncollectible receivables was $16,000 and $56,000, respectively. During the three months ended September 30, 2013, charges of $2,000 were taken to reserve for past due accounts and no previously reserved accounts were written off. During the nine months ended September 30, 2013, past due accounts totaling $40,000 that were previously reserved were written off. No charges were incurred to reserve or write-off past due accounts during the three and nine months ended September 30, 2012.

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

The following table summarizes the weighted average estimates the Company used in the Black-Scholes option-pricing model during the periods presented, to determine the fair value of employee and non-employee director stock options granted during each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Risk free interest rates	1.8%	0.8%	1.2%	0.9%
Expected life in years	6.0 years	6.1 years	6.0 years	5.7 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	68.5%	69.6%	65.3%	72.0%

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

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of product sales	$68	$77	$207	$264
Research and development	190	597	552	1,483
Selling, general and administrative	1,569	1,500	4,567	5,178

Total stock-based compensation expense included in loss from operations	$1,827	$2,174	$5,326	$6,925

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

The following tables present further detail of the financial instruments carried at fair value on the Company’s balance sheets as of September 30, 2013 and December 31, 2012. The tables do not include assets and liabilities that are measured at historical cost or on any basis other than fair value (in thousands):

	Balance at	Fair Value Measurements as of September 30, 2013
Description	September 30, 2013	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$46,672	$46,672	$-	$-
Investments in marketable securities – short-term:
Debt instruments – Municipal debt obligations	1,326	-	1,326	-
Certificates of deposit	1,000	-	1,000	-

Assets at fair value	$48,998	$46,672	$2,326	$-

	Balance at	Fair Value Measurements as of December 31, 2012
Description	December 31, 2012	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$55,736	$55,736	$-	$-
Investments in marketable securities – short-term:
Debt instruments – Corporate debt obligations	1,398	-	1,398	-
Debt instruments – Municipal debt obligations	1,347	-	1,347	-
Certificates of deposit	1,000	-	1,000	-

Assets at fair value	$59,481	$55,736	$3,745	$-

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

The actual net loss per share amounts for the three and nine months ended September 30, 2013 and 2012, were computed based on the weighted average shares of common stock outstanding during the respective periods. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at September 30, 2013 and 2012, stock options, restricted stock units, and warrants totaling 17,950,000 and 16,790,000 shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

5.	Inventory

Inventories, stated at the lower of cost or market, consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Inventory:
Raw material	$83	$83
Finished goods	6,011	6,415

Total	$6,094	$6,498

6.	Property and Equipment

Property and equipment for operations were as follows (in thousands):

	September 30, 2013	December 31, 2012
Property and equipment:
Manufacturing equipment	$2,801	$2,999
Leasehold improvements	1,639	1,639
Computer equipment and software	1,570	1,489
Furniture and fixtures	478	478
Construction-in-process	709	724

	7,197	7,329
Less accumulated depreciation	(5,396)	(5,362)

Total	$1,801	$1,967

As of December 31, 2012, the Company impaired the value of its manufacturing equipment and construction-in-process to their estimated fair market value due to the termination of the Company’s supply agreement with Baxter Healthcare Corporation (“Baxter”). See “Supply Agreements” in Note 11 below for further information.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

For the three months ended September 30, 2013 and 2012, the Company incurred depreciation expense of $42,000 and $401,000, respectively. For the nine months ended September 30, 2013 and 2012, the Company incurred depreciation expense of $169,000 and $1,226,000, respectively.

7.	Investments in Marketable Securities

In accordance with the Company’s investment policy, it has invested funds in marketable securities. The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by types and classes of security at September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

At September 30, 2013	Amortized Cost Basis	Other-than- temporary Impairments	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
Debt instruments – Municipal debt obligations	$1,326	$-	$-	$-	$1,326
Certificates of deposit	1,000	-	-	-	1,000

	$2,326	$-	$-	$-	$2,326

At December 31, 2012	Amortized Cost Basis	Other-than- temporary Impairments	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
Debt instruments – Corporate debt obligations	$1,398	$-	$-	$-	$1,398
Debt instruments – Municipal debt obligations	1,347	-	-	-	1,347
Certificates of deposit	1,000	-	-	-	1,000

	$3,745	$-	$-	$-	$3,745

Investments by contractual maturity are as follows (in thousands):

	September 30, 2013		December 31, 2012
	Cost	Fair Value	Cost	Fair Value
Due or callable in one year or less	$2,326	$2,326	$3,745	$3,745
Due after one year	$-	$-	$-	$-

No gains or losses were realized on the sale of marketable securities using the specific identification method during the three and nine months ended September 30, 2013 and 2012. Further, as of September 30, 2013 and December 31, 2012, there were no investments in unrealized loss positions.

8.	Investment in Incline

On June 21, 2010, the Company entered into an option agreement (the “Option Agreement”) with Incline Therapeutics, Inc. (“Incline”), a privately held specialty pharmaceutical company, pursuant to which the Company obtained an exclusive, irrevocable option (the “Option”) to acquire Incline, which was developing IONSYS™ (fentanyl iontophoretic transdermal system), an investigational product candidate intended to provide patient-controlled analgesia for adult inpatients requiring opioids following surgery. As consideration for the Option, the Company paid Incline a $3,500,000 upfront option fee in June 2010 and made a second payment of $3,500,000 in September 2011. Additionally, in consideration of the Company’s expenditure of funds in connection with conducting its initial due diligence on IONSYS, the Company received $500,000 of Incline Series A preferred stock, or 500,000 shares, on terms generally consistent with Incline’s other Series A preferred stock investors.

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

At the time the Option Agreement was entered into, the Company determined that Incline was a variable interest entity (“VIE”). However, because it would not absorb a disproportionate amount of Incline’s expected losses or receive a disproportionate amount of Incline’s expected residual returns, the Company was not the primary beneficiary of this entity. Further, the Company did not have

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

oversight of the day-to-day operations of Incline, nor did it have sufficient rights or voting representation to influence the operating or financial decisions of Incline, and the Company was not a founder of Incline and had no additional equity or funding requirements in future financings or otherwise. As such, the Company did not consolidate Incline into its financial statements. Alternatively, it valued its investment in the option, and the shares received from the due diligence, using the cost method and classified these investments as Level 3 in the fair value hierarchy with a carrying value of $7,000,000. No adjustments were made to the carrying value of these assets prior to the closing of the Incline Acquisition in January 2013, and, as a result, the Company recorded a gain of $7,654,000 in other income during the nine months ended September 30, 2013. No similar gains were recorded during the three months ended September 30, 2013, or during the three or nine months ended September 30, 2012.

9.	Restructuring and Impairment Charges

In February 2012, the Company observed particulate matter during routine product stability testing of OFIRMEV that was manufactured at one of its third-party manufacturers, Baxter. As a result, the Company decided to suspend further production by Baxter. In March 2013, the Company and Baxter mutually agreed to terminate the supply agreement for OFIRMEV. As a result, the Company reduced the carrying value of its manufacturing assets and its manufacturing equipment and facility construction assets in process to their current estimated fair value as of December 31, 2012, resulting in an impairment charge of $6,973,000 during the year. The fair value of these assets was determined through a third-party valuation assessment based upon research of market prices for similar equipment and the Company’s prior experience with asset disposals. The determination of the fair value of the manufacturing assets was considered a Level 3 measurement. The Company also fully impaired the retirement obligation asset related to the removal of the equipment as of December 31, 2012, resulting in a charge of $750,000 during the year. See “Supply Agreements” in Note 11 below for further information.

In November 2011, the Company restructured its workforce to focus its resources on the commercialization of OFIRMEV and reduce program costs not directly associated with such efforts. As a result of the 2011 restructuring, the Company recorded one-time employee termination charges of $1,142,000 in connection with the termination of 17 employees. The following table details the restructuring charges for severance-related costs and termination of contractual obligations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning restructuring liability	$-	$13	$-	$931
Severance and termination disbursements	-	(6)	-	(924)

Ending restructuring liability	$-	$7	$-	$7

10.	Loan and Security Agreement

In December 2012, the Company entered into a First Amendment to Second Amended and Restated Loan and Security Agreement (the “2012 Amendment”) with Oxford Finance LLC, Silicon Valley Bank and General Electric Capital Corporation (collectively, the “Lenders”), which amended and restated the Company’s previous Second Amended and Restated Loan and Security Agreement entered into in December 2011 (the “2011 Amendment”). Pursuant to the terms of the 2012 Amendment, the Company will make interest-only payments through December 2013, and in January 2014, will begin to make equal monthly principal and interest payments to fully amortize the balance over the remaining 30-month term. The stated interest rate under the 2012 Amendment is 10.9545% and the Company will be required to make a final payment of 6% of the total advance at the termination of the loan.

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

The credit facility contains customary default and acceleration provisions and is secured by the Company’s assets, excluding intellectual property. Further, the Company was required to make a negative pledge of its intellectual property, which generally prohibits the Company from granting liens on its intellectual property. Under the terms of the 2012 Amendment, the Company may be precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and is subject to prepayment penalties and certain financial and non-financial covenants, including the maintenance of minimum quarterly product revenue of at least $12,500,000. Upon the occurrence of an event of default, including a Material Adverse Change (as defined in the 2011 Amendment), the lenders may declare all outstanding amounts due and payable under the 2012 Amendment. As of September 30, 2013, the Company was in compliance with all covenants under the 2012 Amendment.

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

As of September 30, 2013, all of the aforementioned warrants to purchase 618,073 shares of the Company’s common stock were outstanding.

11.	Commitments and Contingencies

Leases

In May 2006, the Company entered into an operating lease for corporate office space. In December 2011, the Company amended the lease to reduce the monthly rent charge, extend the lease term and terminate a portion of the lease, returning space to the lessor. Pursuant to the terms of the amended agreement, the basic monthly per square foot fee was reduced commencing in April 2012 and the Company returned a portion of the leased space in September 2012. In September 2013, the Company further amended the lease to extend the lease term until May 31, 2019, and to expand the rented space. The Company has the right to renew the lease for one additional five year term. The terms of the lease include a one-time tenant improvement allowance of up to $475,000, which the Company will record as the improvements are completed, and which will be amortized ratably over the shorter of the useful life or the remaining life of the lease. As of September 30, 2013, no such improvements had been completed.

As of September 30, 2013, the future minimum payments related to the operating lease for the Company’s corporate office space were as follows (in thousands):

Remainder 2013	$192
2014	557
2015	983
2016	1,013
2017	1,043
Thereafter	1,535

Total	$5,323

As security for the initial lease, the landlord required a letter of credit, which is collateralized by a certificate of deposit in the same amount, and which the Company has classified as restricted cash on its balance sheet. As of September 30, 2013 and December 31, 2012, the amount of each of the letter of credit and the corresponding certificate of deposit was $190,000. The security deposit required by the landlord will be reduced to $92,000, effective January 1, 2014.

The Company also leases certain office equipment under capital and operating leases. Its current capital lease has an initial term of four years and expires in 2016. As of September 30, 2013 and December 31, 2012, the assets under this capital lease had a gross value of $56,000 and during the three and nine months ended September 30, 2013, the Company recorded amortization expense of $3,000 and $10,000, respectively. No similar expense was recorded during the three and nine months ended September 30, 2012. The remaining obligation under its capital lease at September 30, 2013 is recorded on the Company’s balance sheet in accrued expenses and other long-term liabilities at $12,000 and $34,000, respectively.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

Rent expense for operating leases is recorded on a straight-line basis over the life of the lease term. If a lease has a fixed and determinable escalation clause, the difference between the rent expense and rent paid is recorded as deferred rent. Rent expense under the Company’s lease agreements for the three months ended September 30, 2013 and 2012 was $168,000 and $236,000, respectively. Rent expense under the Company’s lease agreements for the nine months ended September 30, 2013 and 2012 was $504,000 and $709,000, respectively.

Corporate Credit Card

In 2009, the Company entered into a pledge agreement pursuant to the establishment of a corporate credit card program whereby the Company pledged $150,000 in a certificate of deposit as collateral. During 2011, the Company increased its pledged amount to $450,000 related to an increase in its credit limit. At September 30, 2013, the Company maintained the pledge agreement and the funds under the agreement are classified as restricted cash on the Company’s balance sheet at September 30, 2013 and December 31, 2012.

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

Grifols

In March 2013, the Company entered into an agreement with Laboratorios Grifols, S.A. (“Grifols”), a division of Grifols, S.A., a global healthcare company headquartered in Barcelona, Spain, for the development, manufacture and supply of commercial

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

quantities of OFIRMEV in flexible IV bags. Grifols has supplied IV acetaminophen in flexible plastic bags to BMS for distribution in certain markets outside of the U.S. and Canada since 2010. The Company plans to submit a supplemental NDA to the FDA in the fourth quarter of 2013 seeking approval of the product to be manufactured by Grifols.

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

In February 2012, the Company announced a voluntary recall of a single lot of OFIRMEV that was manufactured at Baxter’s facility due to the presence of an unidentified, visible particle in that lot during routine stability testing. The Company also placed certain finished product inventory of OFIRMEV manufactured by Baxter on indefinite hold and decided to suspend further production by Baxter. In July 2012, the Company announced a second voluntary recall of the remaining 41 unexpired lots of OFIRMEV manufactured at Baxter’s facility due to the presence of unidentified, visible particles in a limited number of vials from one lot of the product, which were detected during routine stability testing. Although the Company received no adverse event reports associated with the particulate matter, and no product complaints involving similar particulate matter have been received, the Company decided to recall the remaining lots of OFIRMEV manufactured by Baxter as a precautionary measure. All of the 41 recalled lots, which were manufactured between January and March 2011, had expired by December 31, 2012. In March 2013, the Company and Baxter mutually agreed to terminate the Amended Supply Agreement for OFIRMEV. As part of the settlement and termination with Baxter, the Company agreed that it would be responsible for the removal of the equipment, which the Company estimated would cost approximately $750,000. Accordingly, it recorded this retirement obligation on its balance sheet at December 31, 2012 as the conditions existed under the terms of the Amended Supply Agreement at that time. Further, as of December 31, 2012, the Company fully impaired this retirement obligation asset and recognized a charge of $750,000 in its statement of operations for the year ended December 31, 2012. During the three months ended September 30, 2013, the Company completed the removal of the equipment and released the remaining balance of the accrued obligation, resulting in a gain of $136,000 during the three and nine months ended September 30, 2013, which was recorded in other operating expenses. No similar gain was recorded during the three and nine months ended September 30, 2012. Also pursuant to the settlement, a previously accrued liability of $317,000 was canceled, which was recorded in cost of sales during the first quarter of 2013.

As a result of the initial recall, the Company recorded charges of $5,574,000 for the fourth quarter of 2011 and $163,000 for the first quarter of 2012 to fully write-down the value of the inventory placed on hold. As a result of the second recall, the Company decided to destroy the product that was previously placed on hold and accrued for estimated destruction charges, recording $290,000 during the fourth quarter of 2012 and $50,000 during the first quarter of 2013 in other operating expenses for the respective periods. In addition, the Company incurred costs associated with these recalls, including administration costs, of approximately $300,000 through September 30, 2013. As of September 30, 2013, the recall had been substantially completed and future returns are expected to be minimal, if any. The costs related to the recalls are being recognized as selling, general and administrative expenses on the Company’s statement of operations as they are incurred. The charge to reduce the value of the inventory was recorded as a cost of product sales on the Company’s statement of operations during the period in which the impairment was taken. As of September 30, 2013, no accrued destruction charges remained on the Company’s balance sheet.

Due to the termination of the Amended Supply Agreement with Baxter, the Company reduced the carrying value of its manufacturing assets and its manufacturing equipment and facility construction assets in process to their current estimated fair value, resulting in an impairment charge of $6,973,000 for the year ended December 31, 2012. The fair value of these assets was determined through a third-party valuation assessment and market prices for similar assets. Further, in December 2012, the Company sold a construction-in-process asset resulting in a loss on the disposal of $858,000. As a result, the carrying value of the manufacturing assets on the Company’s balance sheet at December 31, 2012, was $975,000, and the value of manufacturing equipment and facility construction assets in process was $357,000. These assets were classified as held and used at December 31, 2012, as a formal plan to sell the assets, or otherwise dispose of them, had not been implemented at that time. The Company continues to assess the classification of these assets and has determined that, based upon relevant guidance, the assets continue to be considered held and used at September 30, 2013.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

License Agreements and Acquired Development and Commercialization Rights

In March 2006, the Company in-licensed the technology and the exclusive development and commercialization rights to OFIRMEV in the U.S. and Canada from BMS. BMS sublicensed these rights to the Company under a license agreement with SCR Pharmatop S.A. (“Pharmatop”) and the Company has the right to grant sublicenses to third parties. As consideration for the license, the Company paid a $25,000,000 up-front fee in March 2006 and, as a result of the approval of the Company’s NDA for OFIRMEV in the fourth quarter of 2010, the Company paid an additional milestone payment of $15,000,000 in the fourth quarter of 2010. The Company may be required to make future milestone payments totaling up to $25,000,000 upon the achievement of certain levels of net sales. In addition, the Company is obligated to pay a royalty on net sales of the licensed products which range from the mid-teens to the mid-twenties, depending on the aggregate amount of net sales, and is subject to annual minimum royalty obligations. The $25,000,000 up-front fee was recognized as research and development expense at the time the payment was made. The $15,000,000 milestone payment was recorded as an intangible asset on the Company’s balance sheets and is being amortized over the estimated useful life of the licensed patents. Royalty liabilities are recognized at the time the product is sold or, for minimum royalty obligations that are not anticipated to be met, over the period in which the minimum liability is incurred. In June 2013, Health Canada issued a Notice of Compliance that granted marketing approval for OFIRMEV in Canada. The Company has not determined the commercial feasibility of launching the product in Canada, either independently or in collaboration with a company with an existing Canadian commercial presence, because it has not yet received a pricing review from the Canadian Patented Medicine Prices Review Board (“PMPRB”). The Company submitted a pricing review application for OFIRMEV to the PMPRB in October 2013.

In November 2010, the Company entered into a data license agreement among Terumo Corporation (“Terumo”), the Company and Pharmatop. Under the data license agreement, the Company provided to Terumo certain data and information resulting from the Company’s clinical development program for OFIRMEV for Terumo’s use in obtaining regulatory approval for, and commercialization of, the same IV formulation of acetaminophen in Japan. Further, the Company provided technical assistance and consulting services to Terumo at no charge regarding the licensed technical information, data and know-how, to assist Terumo in obtaining regulatory approval and manufacturing capacity for the product candidate. In April 2011, the Company received an upfront payment of $5,329,000 under the terms of the data license agreement. In June 2013, the Company was notified that Terumo received regulatory approval for its IV acetaminophen from the Japanese Ministry of Health, Labour & Welfare. The Company will be entitled to receive a lump-sum payment upon the first commercial sale of the product by Terumo, and royalty payments on commercial sales of the product in Japan, however, Terumo has not yet initiated commercial sales of the product in Japan.

In accordance with multiple-element arrangement guidance, the Company determined both the data license and consulting service deliverables were separate units of accounting, each having value on a standalone basis. The Company estimated the fair value of the data license based upon similar proposals from third parties and internal costs incurred in developing the data and obtaining similar rights. The value of the consulting services was based on contracts the Company had engaged with third parties for similar services. The Company allocated the value of the payment received on a relative fair value basis and recognized the consideration allocated to the data license upon delivery and recognized the consideration allocated to the consulting services as such services were rendered. There is no right of return or similar refund provisions in the data license agreement. During 2011, the Company transferred the data and related information to Terumo and provided a portion of the consulting hours and in April 2011, the Company recognized $5,210,000 of license revenue pursuant to the agreement for the data transfer and consulting hours provided. As of December 31, 2012, the remaining balance of $119,000 had been recognized as license revenue. No license revenue was recognized for the three and nine months ended September 30, 2013. License revenue of $33,000 was recognized for the three and nine months ended September 30, 2012. Any milestones or royalties received from potential sales of the product will be recognized as revenue in the period earned.

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

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

A bench trial for the lawsuit with Exela was held in May 2013, with one additional trial date held in early July 2013. Post-trial briefs have been submitted, but the court has not yet issued a decision in this case. The court may render its decision at any time before or after the expiration of the applicable 30-month stay. It is not possible to predict the outcome of this litigation, and an adverse outcome could result in the launch of one or more generic versions of OFIRMEV before the expiration of the last of the listed patents on June 6, 2021 (or December 6, 2021 if pediatric exclusivity is granted), which could adversely affect the Company’s ability to successfully maximize the value of OFIRMEV, and would negatively impact the Company’s financial condition and results of operations, including causing a significant decrease in the Company’s revenues and cash flows.

‘222 and ‘218 Patent Litigation: Fresenius Kabi USA, LLC and Sandoz, Inc.

In January 2013, the Company filed suit in the United States District Court for the Southern District of California against Fresenius Kabi USA, LLC, or Fresenius, following receipt of a December 2012 notice from Fresenius concerning its submission of an NDA containing a Paragraph IV patent certification with the FDA for a generic version of OFIRMEV. In February 2013, the Company filed suit in the United States District Court for the Southern District of California against Sandoz, Inc., or Sandoz, following receipt of a December 2012 notice from Sandoz concerning its submission of an ANDA containing a Paragraph IV patent certification with the FDA for a generic version of OFIRMEV. In October 2013, the Company filed a motion to amend the complaint against Sandoz to join Sandoz AG, Neogen International N.V., APC Pharmaceuticals, LLC, and DIACO, S.p.A. to the lawsuit against Sandoz due to the involvement of each of these companies in the preparation of the Sandoz ANDA and related matters.

In the lawsuits against Fresenius and Sandoz, which have been coordinated for purposes of discovery and other pretrial proceedings in the Southern District of California, the Company alleges that Fresenius and Sandoz have each infringed the ‘222 patent and the ‘218 patent by filing an NDA, in the case of Fresenius, or an ANDA, in the case of Sandoz, seeking approval from the FDA to market a generic version of OFIRMEV prior to the expiration of these patents. Both Fresenius and Sandoz have filed answers in the Southern District of California asserting, among other things, non-infringement and invalidity of the asserted patents, as well as certain counterclaims. Both the Fresenius and Sandoz lawsuits were filed within 45 days of receipt of the respective notice letters, thereby triggering a stay of FDA approval of the Fresenius NDA and the Sandoz ANDA until the earlier of the expiration of a 30-month period, the expiration of the ‘222 and ‘218 patents, the entry of a settlement order or consent decree stating that the ‘222 and ‘218 patents are invalid or not infringed, a decision in the case concerning infringement or validity that is favorable to Fresenius and/or Sandoz, or such shorter or longer period as the court may order. A claims construction hearing in the lawsuits against Fresenius and Sandoz was held on November 4, 2013, and the bench trial for each of these lawsuits is tentatively scheduled to commence on July 14, 2014.

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

‘222 Patent: Ex Parte Reexamination

In September 2012, an unidentified third party (subsequently identified as Exela) filed with the United States Patent and Trademark Office, or USPTO, a Request for Ex Parte Reexamination of the ‘222 patent. In December 2012, the Company received notice that the USPTO had granted the Request for Reexamination. The reexamination process is provided for by law and requires the

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

USPTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third party or the USPTO. In February 2013, Cadence and Pharmatop filed with the USPTO a patent owner’s statement commenting on the reexamination request, and in April 2013, Exela filed comments in response to the patent owner’s statement. In a non-final, initial office action issued by the USPTO on August 13, 2013, the USPTO rejected certain claims of the ‘222 patent. A response to the office action is due in November 2013. All of the claims of the ‘222 patent remain valid and in force during the reexamination proceedings. Because the Company and Pharmatop believe that the scope and validity of the patent claims in this patent are appropriate and that the USPTO’s prior issuance of the patent was correct, the Company, in conjunction with Pharmatop, will vigorously defend this patent. The Company cannot predict whether it and Pharmatop ultimately will succeed in maintaining the scope and validity of the claims of this patent during reexamination. If any of the patent claims in this patent ultimately are narrowed during prosecution before the USPTO, the extent of the patent coverage afforded to OFIRMEV could be impaired, which could potentially harm the Company’s business and operating results.

‘218 Patent Litigation: Exela Pharma Sciences, LLC

In April 2012, Exela filed suit against David J. Kappos and the USPTO in the United States District Court for the Eastern District of Virginia for declaratory judgment seeking a reversal of the USPTO’s decision not to act on a petition by Exela to vacate the USPTO’s April 2003 order reviving the international application for the ‘218 patent. The lawsuit followed the USPTO’s rejection of Exela’s petition to the USPTO filed in November 2011, which sought to vacate the April 23, 2003 order granting Pharmatop’s petition to revive the ‘218 patent. The USPTO determined that Exela lacked standing to seek such relief. Exela also seeks declaratory judgment that the USPTO’s rules and regulations that allow for revival of abandoned, international patent applications under the “unintentional” standard are invalid, and similar relief in connection with one or more counterclaims it has filed in the Delaware litigation. The Company’s motion to intervene in this lawsuit was granted in October 2012. In December 2012, the district court dismissed the case with prejudice as barred by the applicable statute of limitations. In February 2013, Exela appealed the district court’s decision to the Court of Appeals for the Federal Circuit. In response to an opening brief in the appeal filed by Exela, the Company and Phamatop filed an opening brief on September 27, 2013. A decision by the Court of Appeals in favor of Exela could result in the invalidation of the ‘218 patent.

12.	Stockholders’ Equity

Private Placement

In February 2009, the Company issued 12,039,794 shares of its common stock at a purchase price of $7.13 per share pursuant to a private placement. In addition to the shares of the Company’s common stock, warrants to purchase up to 6,019,897 additional shares of the Company’s common stock were also issued as part of the transaction at a price of $0.125 per warrant. Each warrant is immediately exercisable and has a five-year term. The warrants may be exercised through either cash or net exercise for one share of common stock at a price of $7.84 and have been accounted for as permanent equity. As of September 30, 2013, all warrants related to the private placement were outstanding.

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

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. The Company operates and manages its business as one segment. It sells its only product, OFIRMEV, primarily to established wholesale distributors in the pharmaceutical industry, including the nation’s three leading wholesale pharmaceutical distributors: Cardinal Health, Inc., AmerisourceBergen Corporation and McKesson Corporation.

CADENCE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(Unaudited)

The Company had three major customers, each representing 10% or more of total gross product revenue for the periods presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
AmerisourceBergen Corporation	35%	34%	35%	33%
Cardinal Health, Inc.	32%	33%	32%	34%
McKesson Corporation	27%	26%	27%	26%

Receivables from these customers at September 30, 2013 and December 31, 2012, amounted to the following percentages of total gross accounts receivable:

	September 30, 2013	December 31, 2012
AmerisourceBergen Corporation	34%	32%
Cardinal Health, Inc.	31%	31%
McKesson Corporation	28%	31%

14.	Income Taxes

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 2004 and forward are subject to examination by the Federal and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest and/or penalties related to income tax matters in the Company’s balance sheets at September 30, 2013 and December 31, 2012, and has recognized no interest and/or penalties in the Company’s statement of operations for the three and nine months ended September 30, 2013 and 2012. Further, as of September 30, 2013, the Company had not recorded any unrecognized tax benefits.

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

We have established a sales force of hospital sales specialists who promote OFIRMEV through a variety of marketing programs, including direct-to-physician promotional materials, peer-to-peer educational programs, medical journal advertising, and participation in targeted medical convention programs. The manufacturing of the finished product, OFIRMEV, is outsourced to third-party manufacturers. Currently, OFIRMEV is supplied to us in glass vials by Lawrence Laboratories, an operating division of Swords Laboratories, and a member of the BMS group of companies. Bristol-Myers Squibb Srl, or BMS Anagni, an indirect subsidiary of BMS located in Anagni, Italy, manufactures the product on behalf of Lawrence Laboratories. We have also entered into an agreement with Laboratorios Grifols, S.A., or Grifols, a division of Grifols, S.A., for the development, manufacture and supply of commercial quantities of OFIRMEV in flexible IV bags. We plan to submit a supplemental New Drug Application, or NDA, to the FDA in the fourth quarter of 2013 seeking approval of the product to be manufactured by Grifols. Previously, Baxter Healthcare Corporation, or Baxter, also manufactured OFIRMEV for us, however, in February 2012, we suspended production of OFIRMEV by Baxter, and in March 2013, we and Baxter mutually agreed to terminate our supply agreement. We updated the prescribing information for OFIRMEV in October 2013 adding, among other changes, a boxed warning regarding the potential for dosing errors with OFIRMEV and the risk of liver injury associated with the administration of acetaminophen (by all routes of administration) at doses that exceed the recommended maximum daily limits.

In executing our business strategy, we have incurred significant net losses since our inception, and we continue to incur losses despite the growth in our revenue. We have financed our operations primarily through the sale of equity securities in both public and private offerings. Most recently, we sold 21.8 million shares in a public offering in the fourth quarter of 2011 and received aggregate net proceeds of approximately $77.3 million (after underwriting discounts and offering costs). From inception through September 30, 2013, we have received total net proceeds of approximately $445.5 million from the sale of our stock and warrants to purchase common stock, and through the exercise of warrants and stock options. Additionally, we have entered into multiple loan and security agreements with Oxford Finance LLC, Silicon Valley Bank and General Electric Capital Corporation to provide us with growth capital, and as of September 30, 2013, the outstanding principal balance on our current facility with this loan syndicate was $30.0 million.

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

Revenue

Our primary source of revenue is from the sale of OFIRMEV, which we launched in the United States in January 2011. We sell the product to independent wholesalers, which in turn sell the product to hospitals and other end-user customers. Our initial focus for revenue growth during our launch was to promote rapid hospital formulary adoption of the product. During the second half of 2011, our sales force began placing additional emphasis on generating pull-through sales of OFIRMEV from these institutions, and we have continued this focus by actively promoting the product through a variety of marketing programs to inform end-user customers about OFIRMEV. Our goal is that these programs will lead to an increasing number of patients being treated with OFIRMEV, which, in turn, will lead to increased utilization of OFIRMEV. We believe these efforts have had a positive impact on our growth.

As a result of these increases in end-user customer demand and strategic price increases implemented for OFIRMEV, our net product revenue has grown each quarter since the product’s launch. During the third quarter of 2013 we recognized $29.0 million of net product revenue, an increase of $15.1 million, or 109%, from the third quarter of 2012, and for the nine months ended September 30, 2013, we recognized $77.2 million of revenue, an increase of $44.2 million, or 134%, from the same period in 2012. Included in net revenue for the nine months ended September 30, 2013, was $2.6 million of net revenue recognized during the period on shipments of product that had previously been deferred as a result of a change in our accounting estimate for revenue recognition. We intend to continue our marketing strategies to promote OFIRMEV for the foreseeable future and believe there are substantial growth opportunities available through continued promotion of the product.

Additionally, we have licensed certain data, and provided consulting support, to Terumo for their use in seeking regulatory approval for, and commercializing, the same IV formulation of acetaminophen in Japan. We transferred this data to Terumo in 2010 and provided consulting support pursuant to the agreement through November 2012. In June 2013, Terumo received regulatory approval from the Japanese Ministry of Health, Labour & Welfare for the IV acetaminophen formulation licensed from us and Pharmatop, and Terumo has completed its pricing discussions with the Ministry’s Economic Affairs Division. We will be entitled to receive a lump-sum payment upon the first commercial sale of the product in Japan and royalty payments on commercial sales in Japan, however, Terumo has not yet initiated commercial sales of the product in Japan.

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

The cost of sales we report for the quarterly and annual periods are primarily driven by sales volume, however, they are also impacted by production volumes of our product, manufacturing price variances, variances in freight costs, variances of our overhead costs and any inventory adjustment charges we may record. Our cost of sales as a percentage of net revenue has steadily decreased since the launch of OFIRMEV as we gain efficiencies from higher production volumes and ship the product to our third-party distribution facility under more cost effective means, resulting in higher gross margins. For example, we incurred expedited freight costs on certain shipments of OFIRMEV from BMS Anagni in order to meet demand for OFIRMEV following the suspension of manufacturing at Baxter’s facility in February 2012. These expedited costs were included in the value of our inventory, which were recognized through the sale of the related inventory throughout 2012. Additionally, we expedited certain shipments to our wholesalers during the first quarter of 2012, which were recognized in cost of sales at the time of shipment. We have also incurred costs related to our Baxter supply agreement, however, we have taken actions to eliminate these costs since the termination of the agreement in March 2013. As a result of the increased production volumes, price increases, and cost reduction actions, our gross margin for the nine months ended September 30, 2013, improved to 66%, as compared to 51% for the same period in 2012.

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

Our selling, general and administrative costs increased significantly following the approval of OFIRMEV in November 2010 as we hired our sales force and related personnel to support the commercial efforts for OFIRMEV and we continue to incur these costs. Further, we began to incur additional legal costs in 2012 related to our intellectual property litigation and we continue to incur these costs as we enforce our intellectual property rights. We expect to continue to incur significant selling, general and administrative expenses as we execute our marketing and sales strategies for OFIRMEV, enforce our intellectual property rights and operate our business. However, we are unable to estimate with any certainty the level of selling, general and administrative expenses we will incur in supporting OFIRMEV or any other product or product candidate we may acquire or in-license in the future.

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

Our current loan and security agreement had a principal balance of $30.0 million as of September 30, 2013 and we are currently making interest-only payments on the outstanding balance of this facility, which will continue through December 2013. In January 2014, we will begin making equal monthly principal and interest payments to fully amortize the balance over a 30-month term. This facility has a fixed, stated interest rate of 10.9545% and, as we begin making principal payments, we anticipate that our interest expense will decline.

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

As of December 31, 2012, we had federal and state net operating loss carryforwards of approximately $369.7 million and $374.2 million, respectively. If not utilized, the net operating loss carryforwards will begin expiring in 2024 for federal purposes and

2014 for state purposes. Additionally, we had both federal and state research and development tax credit carryforwards of approximately $4.8 million and $3.2 million, respectively. The federal tax credits will begin expiring in 2025 unless previously utilized and the state tax credits carryforward indefinitely. Further, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards and development tax credit carryforwards that could be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the utilization of the net operating losses and tax credits before they expire. We recently completed an analysis that examined our ownership changes through December 31, 2012, pursuant to Sections 382 and 383 and determined that we experienced an ownership change in March 2006. However, this ownership change did not result in the forfeiture of any net operating losses or research and development credits.

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

We record certain fees, sales reserves and allowances as a reduction to gross revenue, as applicable. These reserves and allowances include distribution service fees, a prompt payment reserve, a group purchasing discount and administrative service fee, discounts to certain end-user hospitals and governmental programs, and a reserve for estimated product returns based on historical return rates, as applicable. Distribution service fees arise from contractual agreements between us and certain wholesalers for distribution services they provide with respect to OFIRMEV. These fees are generally a fixed percentage of the price of the product purchased by these wholesalers. The prompt payment reserve is based upon cash discounts we offer certain wholesalers as an incentive to meet certain payment terms. We account for these cash discounts at the time the sale is made to the wholesalers. The group purchasing discount and administrative service fee is based upon contracted discounts we provide to members of certain purchasing groups. We estimate the sales through our wholesalers to the group purchasing organization members and accrue for the chargebacks we anticipate from such sales based on the difference between the current retail price and the reduced price paid by the group purchasing organization members. A group purchasing organization administrative fee that we incur in exchange for administrative services provided by the group purchasing organizations for these transactions is also accrued at the time of sale. We also provide predetermined discounts under certain government programs, which are recorded at the time of sale.

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

The carrying value on our balance sheet of these manufacturing assets at September 30, 2013 and December 31, 2012 was $0.9 million and $1.0 million respectively. The carrying value of the manufacturing equipment and facility construction assets in process was $0.3 million and $0.4 million at September 30, 2013 and December 31, 2012, respectively. During the third quarter of 2013, we completed the restoration of Baxter’s facility following the removal of our equipment from Baxter’s facility and we released the balance of the accrued obligation related to these assets, resulting in a gain of $0.1 million for the three and nine months ended September 30, 2013, which was recorded in other operating expenses. The balance of this accrued asset retirement obligation, included in accrued liabilities, at December 31, 2012, was $0.7 million.

Results of Operations

Three-Month Periods Ended September 30, 2013 and 2012

Revenue

Net product revenue from the sale of OFIRMEV was $29.0 million during the three months ended September 30, 2013, an increase of $15.1 million, or 109%, from the $13.9 million recognized for the comparable period in 2012. This increase in our net product revenue was primarily attributable to the continued expansion of our end-user customer base, the increased use of OFIRMEV in surgical settings and the price increases we implemented in January 2013 and July 2013. For example, during the third quarter of 2013, the number of end-user accounts that purchased OFIRMEV, increased 33% as compared to the third quarter of 2012. Further, the average order frequency of our end-user customers increased by approximately 8% in the third quarter of 2013 compared to the third quarter of 2012; and the average order size of our end-user customers increased by 22% during the same period. Moreover, the price increases implemented in January 2013 and July 2013 raised the average net selling price in 2013 as compared to 2012. These price increases led to approximately $3.6 million in additional net product revenue during the three months ended September 30, 2013, as compared to the same period in 2012, based on the difference between the average net selling prices between the two periods.

Costs and Expenses

Cost of Product Sales. Our cost of product sales for the three months ended September 30, 2013, was $10.0 million, or 34% of net product revenue, compared to $6.1 million, or 44% of net product revenue, for the comparable period in 2012. The improvement in our cost of sales as a percentage of net product revenue during the third quarter of 2013 was primarily due to the average supply price of product sold during the third quarter of 2013 being lower than the average supply price of product sold during the third quarter of 2012. In addition, during the third quarter of 2012, we sustained unabsorbed manufacturing costs due to fixed costs that we incurred during the suspension of production by Baxter. These unabsorbed costs were not incurred during 2013.

Patent Amortization. As a result of the approval of our NDA for OFIRMEV in the fourth quarter of 2010, we made a milestone payment of $15.0 million in the fourth quarter of 2010, which we recorded as an intangible asset and are amortizing over the estimated useful life of the licensed patents. During each of the three months ended September 30, 2013 and 2012, we incurred $0.3 million of non-cash expense related to the amortization of this intangible asset.

Research and Development Expenses. Research and development expenses decreased $0.5 million, or 23%, for the three months ended September 30, 2013, to $1.7 million, from $2.2 million for the three months ended September 30, 2012. This decrease was primarily due to severance obligations related to the departure of two officers, which were incurred during 2012. Similar severance obligations were not incurred during 2013. Partially offsetting this decrease were additional costs incurred in 2013 associated with our ongoing FDA-required post-approval clinical trial for OFIRMEV in pediatric patients under two years of age.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.9 million, or 15%, for the three months ended September 30, 2013, to $22.9 million, compared to $20.0 million for the comparable period in 2012. This increase was primarily attributable to higher legal expenses incurred during the third quarter of 2013, as compared to the third quarter of 2012, related to our ongoing intellectual property litigation, an increase in marketing program costs during the third quarter of 2013 due to a shift in the timing of the execution of our marketing programs, and higher personnel costs.

Other. During the three months ended September 30, 2013, we completed the restoration of Baxter’s facility following the removal of our equipment from Baxter’s facility and we released the balance of the accrued obligation related to these assets, resulting in a gain of $0.1 million. No similar gain was recognized during the three months ended September 30, 2012.

Other Income and Expenses, Net

Net other expense for the three months ended September 30, 2013, was $1.1 million, which was consistent with the comparable period in 2012 as the outstanding principal balance on our debt remained constant at $30.0 million.

Nine-Month Periods Ended September 30, 2013 and 2012

Revenue

During the nine months ended September 30, 2013, we recognized $77.2 million of net product revenue from the sale of OFIRMEV, which represents an increase of $44.2 million, or 134%, from the $33.0 million recognized for the comparable period in

2012. Included in net revenue for the nine months ended September 30, 2013, was $2.6 million of net revenue recognized during the period on shipments of product that had previously been deferred as a result of a change in our accounting estimate for revenue recognition.

The increase in our net product revenue for the nine months ended September 30, 2013, as compared to the same period of 2012 was primarily attributable to the continued expansion of our end-user customer base, increased use of OFIRMEV in surgical settings and price increases we have implemented during the period, which raised average net selling prices. The price increases led to approximately $9.1 million in additional net product revenue during the nine months ended September 30, 2013, as compared to the same period in 2012, based on the difference between the average net selling prices between the two periods.

Costs and Expenses

Cost of Product Sales. Our cost of product sales for the nine months ended September 30, 2013, was $26.4 million, or 34% of net product revenue, compared to $16.1 million, or 49% of net product revenue, for the comparable period in 2012. This improvement in our cost of sales as a percentage of net product revenue during the nine months ended September 30, 2013, was primarily due to lower freight costs incurred on product sold in 2013 as compared to 2012, and a lower average supply price for product sold during the nine months ended September 30, 2013, as compared to the same period in 2012. Additionally, during 2012, we sustained unabsorbed manufacturing costs during the suspension of production by Baxter, which were recognized as period expenses. Similar unabsorbed costs were not incurred during 2013.

Patent Amortization. Patent amortization for each of the nine month periods ended September 30, 2013, and September 30, 2012, was $1.0 million, as we continued to amortize the $15.0 million license payment made in the fourth quarter of 2010 over the estimated life of the patent. As of September 30, 2013, the unamortized balance of our license payment was $11.1 million.

Research and Development Expenses. Research and development expenses decreased $0.7 million, or 13%, for the nine months ended September 30, 2013, to $4.7 million, compared to $5.4 million for the comparable period in 2012. This decrease was primarily due to lower personnel costs, which were mostly offset by costs incurred on our ongoing FDA-required post-approval clinical trial for OFIRMEV in pediatric patients under two years of age.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.5 million, or 5%, for the nine months ended September 30, 2013, to $70.3 million, compared to $66.8 million for the comparable period in 2012. This increase was mostly attributable to higher legal expenses related to our ongoing intellectual property litigation, combined with additional corporate development activities, partially offset by lower costs incurred by our sales and marketing teams.

Other. During the nine months ended September 30, 2013, we recognized a gain of $0.6 million from an insurance claim on damaged product. Additionally, we completed the removal of our equipment from Baxter’s facility and released the balance of the accrued obligation related to these assets, resulting in a gain of $0.1 million. No similar gain was recognized during the nine months ended September 30, 2012.

Other Income and Expenses, Net

Net other income for the nine months ended September 30, 2013, was $4.4 million, representing an increase of $7.6 million from the net expense of $3.2 million incurred during the comparable period in 2012. The other income reported during the nine month period ended September 30, 2013, was related to the $14.7 million we received from the waiver and termination of our Incline option and the sale of our Incline stock in January 2013. We had recorded these assets using the cost method with a combined value of $7.0 million, and as a result of the transaction, recorded a gain of $7.7 million during the nine months ended September 30, 2013. No similar gain was recorded during the same period in 2012.

Our interest expense during the nine months ended September 30, 2013, of $3.3 million was consistent with our interest expense for the comparable period in 2012 as the outstanding principal balance on our debt remained constant at $30.0 million.

Liquidity and Capital Resources

As a biopharmaceutical company focused on acquiring, in-licensing, developing and commercializing proprietary products principally for use in the hospital setting, we enter into agreements to acquire commercial products and the right to develop and commercialize product candidates, which requires a significant amount of resources. Further, these agreements and related development programs may not result in commercially successful products that generate significant revenue and, for product candidates, even if a commercial product is developed, it could take a substantial amount of time to recover the investment in the program, if at all. For example, we obtained the exclusive patent rights and know-how for OFIRMEV, which is currently our only product, for the U.S. and Canada pursuant to our license agreement with BMS. Under this agreement, we have paid a total of $40.0 million in up-front fees and milestone payments, and we may be required to make two future milestone payments totaling up to $25.0 million upon the achievement of certain levels of net sales of the product in addition to royalties on the net sales of

OFIRMEV. Further, in developing OFIRMEV, we have incurred approximately $47.2 million in research and development costs through September 30, 2013 specific to the product. However, our total investment in the OFIRMEV program is significantly more, as these costs exclude a substantial portion of our internal costs, such as salaries and related personnel costs, which are not tracked on a project basis, and the legal expenses we have incurred, and continue to incur, in defending the OFIRMEV patents. In January 2011, we commenced sales of OFIRMEV, however, we have yet to recover our investment in the drug product and development program. For example, since the launch of OFIRMEV through September 30, 2013, we had realized approximately $77.0 million in gross profit on sales of OFIRMEV and we continue to operate at a quarterly loss.

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

Since inception, our operations have been financed primarily through the sale of equity securities, in both public and private offerings. From our inception through September 30, 2013, we have received net proceeds of approximately $445.5 million from the sale of our stock and warrants to purchase common stock, and through the exercise of warrants and stock options. Through September 30, 2013, the sales of shares of our preferred stock, common stock and warrants were as follows:

•

from July 2004 to September 2013 (excluding our initial public offering, our February 2008 registered direct offering, our February 2009 private placement and our 2010 and 2011 public offerings), we issued and sold a total of 3,634,539 shares of common stock to our founders, employees, directors and consultants for aggregate net proceeds of $4.5 million;

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

•

in February 2009, we raised aggregate net proceeds of approximately $86.2 million through a private placement transaction in which we issued 12,039,794 shares of common stock and warrants to purchase up to 6,019,897 additional shares of common stock at a price of $7.84;

•	in November and December 2010, we completed a public offering in which we issued and sold a total of 12,500,000 shares of our common stock for aggregate net proceeds of $93.6 million; and

•	in November 2011, we completed a public offering in which we issued and sold a total of 21,800,000 shares of our common stock for aggregate net proceeds of $77.3 million.

Additionally, we have obtained growth capital through loans with Oxford Finance LLC, Silicon Valley Bank and General Electric Capital Corporation. As of September 30, 2013, the current secured credit facility with this syndicate had an outstanding principal balance of $30.0 million and we had no further available credit. We are currently making interest-only payments on the outstanding balance of this facility, which will continue through December 2013. In January 2014, we will begin making equal monthly principal and interest payments to fully amortize the balance over a 30-month term. In connection with the establishment of our loan agreements, we have issued warrants to the lenders to purchase shares of our stock. As of September 30, 2013, 63,079 shares of common stock had been issued from the exercise of such warrants. Warrants to purchase an additional 50,331 common shares at $12.67 per share, 254,793 common shares at $7.0645 per share, 158,311 common shares at $3.79 per share and 154,638 common shares at $3.88 per share, remain outstanding at September 30, 2013 from our loan agreements.

Liquidity

As of September 30, 2013, we had $52.0 million in cash and cash equivalents, compared to $58.3 million at December 31, 2012. This $6.3 million decrease in our cash and cash equivalent balance during the nine months ended September 30, 2013, was primarily due to the $23.8 million of cash used in operations, partially offset by the $14.7 million we received for the waiver and termination of our Incline option and the sale of our Incline stock. We also received $1.4 million from the maturity of marketable securities and $1.4 million from the exercise of stock options.

Our use of cash in operations of $23.8 million for the nine months ended September 30, 2013 was $27.5 million less than the $51.3 million we used during the same period in 2012. This reduction was mostly due to the increase in our revenue and improved gross margin during 2013. For example, during the first nine months of 2013, we realized a gross margin of $50.8 million, an increase of $33.9 million from our gross margin of $16.9 million for the first nine months of 2012. However, the impact of our increased gross margin was partially offset by an increase in our working capital requirements during the nine months ended September 30, 2013. More specifically, our accounts receivable balance increased $2.5 million during the nine months ended September 30, 2013 to $8.7 million, from $6.2 million at December 31, 2012, as a result of our increased revenue. Despite this increase in our accounts receivable balance, however, our collection period at September 30, 2013, remained relatively constant at less than 30 days, based on our calculation of days sales outstanding.

We made no principal payments under our debt agreements during the nine months ended September 30, 2013, and our outstanding principal balance remained at $30.0 million as of September 30, 2013. Pursuant to the terms of our amended credit facility, we are currently making interest-only payments through December 31, 2013.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2013.

Recent Accounting Pronouncements

See Note 3 to the Notes to Condensed Financial Statements in Item 1 above for further discussion of recent accounting pronouncements.

Caution on Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, includes forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Forward-looking statements discuss matters that are not historical facts, and include, but are not limited to discussions regarding our business, prospects, regulatory and commercialization strategies, growth strategy, future revenue, projected costs, competition, industry, regulatory environment, economic conditions, financial condition, liquidity and capital resources and results of operations. In this Quarterly Report, for example, we make forward-looking statements regarding: our plans to submit a supplemental NDA to the FDA for OFIRMEV in flexible plastic bags in the fourth quarter of 2013; the potential for us to receive milestone and royalty payments from Terumo and Incline; our belief that there are substantial growth opportunities available through continued promotion of OFIRMEV; our expectations regarding the sufficiency of our capital resources to fund our operations; the potential for us to acquire other products or product candidates; the potential for us to commercialize OFIRMEV in Canada; and our ability to execute our strategies for acquiring, in-licensing, developing and commercializing proprietary products principally for use in the hospital setting. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words, “believe,” “may,” “might,” “can,” “could,” “will,” “would,” “should,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” or similar expressions.

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

        As of September 30, 2013, our cash equivalents and short-term investment holdings consisted of investments in money market funds, debt obligations of municipalities and certificates of deposit. These investments were made in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.

We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe our cash, cash equivalents and investment securities have significant risk of default or illiquidity. We made this determination based on discussions with our investment advisors and a review of our holdings. While we believe our cash, cash equivalents and investment securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. All of our cash, cash equivalents and investment securities are held at fair value. The following table shows the fair value of our cash equivalents and investment securities as of September 30, 2013 (in thousands):

	Amortized Cost Basis	Fair Value
Cash equivalents	$46,672	$46,672
Available-for-sale marketable securities	$2,326	$2,326

Debt

Our current loan and security agreement has a fixed interest rate. Consequently, we do not have significant interest rate cash flow exposure on our debt. The outstanding principal balance of the loan and security agreement at September 30, 2013, was $30.0 million and we are making monthly interest-only payments at the stated interest rate of 10.9545%. Pursuant to the terms of our agreement, the debt is collateralized by substantially all of our assets (excluding intellectual property) and we must maintain minimum quarterly product revenue of at least $12.5 million, are precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and are subject to prepayment penalties and various non-financial covenants. We were in compliance with all covenants under the agreement as of September 30, 2013.

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

A bench trial for the lawsuit with Exela was held in May 2013, with one additional trial date held in early July 2013. Post-trial briefs have been submitted, but the court has not yet issued a decision in this case. The court may render its decision at any time before or after the expiration of the applicable 30-month stay. It is not possible to predict the outcome of this litigation, and an adverse outcome could result in the launch of one or more generic versions of OFIRMEV before the expiration of the last of the listed patents in June 6, 2021 (or December 6, 2021 if pediatric exclusivity is granted), which could adversely affect our ability to successfully maximize the value of OFIRMEV, and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

‘222 and ‘218 Patent Litigation: Fresenius Kabi USA, LLC and Sandoz, Inc.

In January 2013, we filed suit in the United States District Court for the Southern District of California against Fresenius Kabi USA, LLC, or Fresenius, following receipt of a December 2012 notice from Fresenius concerning its submission of a New Drug Application, or NDA, containing a Paragraph IV patent certification with the FDA for a generic version of OFIRMEV. In February 2013, we filed suit in the United States District Court for the Southern District of California against Sandoz, Inc., or Sandoz, following receipt of a December 2012 notice from Sandoz concerning its submission of an ANDA containing a Paragraph IV patent certification with the FDA for a generic version of OFIRMEV. In October 2013, we filed a motion to amend our complaint against Sandoz to join Sandoz AG, Neogen International N.V., APC Pharmaceuticals, LLC, and DIACO S.p.A. to the lawsuit against Sandoz due to the involvement of each of these companies with the preparation of the Sandoz ANDA and related matters.

In the lawsuits against Fresenius and Sandoz, which have been coordinated for purposes of discovery and other pretrial proceedings in the Southern District of California, we allege that Fresenius and Sandoz have each infringed the ‘222 patent and the ‘218 patent by filing an NDA, in the case of Fresenius, or an ANDA, in the case of Sandoz, seeking approval from the FDA to market a generic version of OFIRMEV prior to the expiration of these patents. Both Fresenius and Sandoz have filed answers in the Southern District of California asserting, among other things, non-infringement and invalidity of the asserted patents, as well as certain counterclaims. Both the Fresenius and Sandoz lawsuits were filed within 45 days of receipt of the respective notice letters, thereby triggering a stay of FDA approval of the Fresenius NDA and the Sandoz ANDA until the earlier of the expiration of a 30-month period, the expiration of the ‘222 and ‘218 patents, the entry of a settlement order or consent decree stating that the ‘222 and ‘218 patents are invalid or not infringed, a decision in the case concerning infringement or validity that is favorable to Fresenius and/or Sandoz, or such shorter or longer period as the court may order. A claims construction hearing in the lawsuits against Fresenius and Sandoz was held on November 4, 2013, and the bench trial for each of these lawsuits is tentatively scheduled to commence on July 14, 2014.

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

‘222 Patent: Ex Parte Reexamination

In September 2012, an unidentified third party (subsequently identified as Exela) filed with the United States Patent and Trademark Office, or USPTO, a Request for Ex Parte Reexamination of the ‘222 patent. In December 2012, we received notice that the USPTO had granted the Request for Reexamination. The reexamination process is provided for by law and requires the USPTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third party or the USPTO. In February 2013, we and Pharmatop filed with the USPTO a patent owner’s statement commenting on the reexamination request, and in April 2013, Exela filed comments in response to the patent owner’s statement. In a non-final, initial office action issued by the USPTO on August 14, 2013, the USPTO rejected certain claims of the ‘222 patent. A response to the office action is due on November 10, 2013. All of the claims of the ‘222 patent remain valid and in force during the reexamination proceedings. Because we and Pharmatop believe that the scope and validity of the patent claims in this patent are appropriate and that the USPTO’s prior issuance of the patent was correct, we, in conjunction with Pharmatop, will vigorously defend this patent. We cannot predict whether we and Pharmatop ultimately will succeed in maintaining the scope and validity of the claims of this patent during reexamination. If any of the patent claims in this patent ultimately are narrowed during prosecution before the USPTO, the extent of the patent coverage afforded to OFIRMEV could be impaired, which could potentially harm our business and operating results.

‘218 Patent Litigation: Exela Pharma Sciences, LLC

In April 2012, Exela filed suit against David J. Kappos and the USPTO in the United States District Court for the Eastern District of Virginia for declaratory judgment seeking a reversal of the USPTO’s decision not to act on a petition by Exela to vacate the USPTO’s April 2003 order reviving the international application for the ‘218 patent. The lawsuit followed the USPTO’s rejection of Exela’s petition to the USPTO filed in November 2011, which sought to vacate the April 23, 2003 order granting Pharmatop’s petition to revive the ‘218 patent. The USPTO determined that Exela lacked standing to seek such relief. Exela also seeks declaratory judgment that the USPTO’s rules and regulations that allow for revival of abandoned, international patent applications under the “unintentional” standard are invalid, and similar relief in connection with one or more counterclaims it has filed in the Delaware litigation. Our motion to intervene in this lawsuit was granted in October 2012. In December 2012, the district court dismissed the case with prejudice as barred by the applicable statute of limitations. In February 2013, Exela appealed the district court’s decision to the Court of Appeals for the Federal Circuit. In response to an opening brief in the appeal filed by Exela, we and Pharmatop filed our opening brief on September 27, 2013. A decision by the Court of Appeals in favor of Exela could result in the invalidation of the ‘218 patent.

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

Our success depends on the commercial success of our only product, OFIRMEV.*

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

•	the performance of our third-party manufacturer and our ability to ensure that our supply chain for OFIRMEV efficiently and consistently delivers OFIRMEV to our customers;

•	our ability to continue to deploy and support a qualified sales force;

•	our ability to maintain fees and discounts payable to the wholesalers and distributors who distribute OFIRMEV, as well as to group purchasing organizations, at commercially reasonable levels;

•	whether the FTC, DOJ or third parties seek to challenge and are successful in challenging our settlement agreement with Perrigo;

•	warnings or limitations that we may be required to add to OFIRMEV’s FDA-approved labeling;

•	the occurrence of adverse side effects or inadequate therapeutic efficacy of OFIRMEV, and any resulting product liability claims or product recalls; and

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

In March 2013, we entered into an agreement with Grifols for the development, manufacture and supply of commercial quantities of OFIRMEV in flexible plastic bags. We plan to submit a supplemental NDA to the FDA in the fourth quarter of 2013 seeking approval of the product to be manufactured by Grifols, but Grifols will not be able to supply us with OFIRMEV until FDA approval is granted, if ever.

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

For example, in January 2011, the FDA issued a press release and posted on its website a drug safety communication asking manufacturers of prescription drug products containing combinations of acetaminophen and opioid medications to limit the amount of acetaminophen to no more than 325 milligrams (mg) in each dosage unit (i.e. each tablet or caplet). In the announcement, the FDA also requested manufacturers to update labels for such products to include a boxed warning highlighting the potential for severe acetaminophen-induced liver injury and a warning highlighting the potential for allergic reactions. The boxed warning required for affected products reaffirms previous statements made by the FDA that most cases of liver injury are associated with acetaminophen doses that exceed 4,000 mg per day from all routes of administration. Similarly, after discussions with the FDA, we added a boxed warning to the prescribing information for OFIRMEV in October 2013 regarding the potential for dosing errors with OFIRMEV and the risk of liver injury associated with the administration of acetaminophen (by all routes of administration) at doses that exceed the recommended maximum daily limits. A boxed warning is the strongest type of warning that the FDA can require for a drug and is generally reserved for situations where prescribers should be aware of the potential for adverse drug reactions that can cause serious injury or death. Products with boxed warnings are subject to more restrictive advertising regulations than products without such warnings. We cannot predict whether the FDA will require additional warnings, or place any additional limitations on our ability to advertise and promote OFIRMEV, which could negatively impact our sales of OFIRMEV. The OFIRMEV prescribing information was also updated in accordance with a drug safety communication issued by the FDA in August 2013 requiring a warning that acetaminophen has been associated with a risk of rare but serious skin reactions, such as Stevens-Johnson Syndrome, toxic epidermal necroylsis and acute generalized exanthematous pustulosis, which can be fatal. The FDA indicated that it will require that this warning be added to the labels of all prescription drug products containing acetaminophen to address this risk, and will request or encourage manufacturers of over-the-counter acetaminophen drug products to do the same. Similar warnings are also required for other medications used to treat pain or fever, including NSAIDs.

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

In addition, FDAAA also significantly expands the federal government’s clinical trial registry and results databank, which we expect will result in significantly increased government oversight of clinical trials. Under FDAAA, companies that violate these and other provisions of that law are subject to substantial civil monetary penalties, among other regulatory, civil and criminal penalties. Data from clinical trials may receive greater scrutiny, particularly with respect to safety, which may make the FDA or other regulatory authorities more likely to require additional preclinical studies or clinical trials.

Although OFIRMEV has received regulatory approval from the FDA, it remains subject to substantial, ongoing regulatory requirements.*

OFIRMEV remains subject to ongoing FDA requirements with respect to manufacturing, labeling, packaging, storage, distribution, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. The FDA has the authority to regulate the claims we make in marketing OFIRMEV to ensure that such claims are true, not misleading, supported by scientific evidence and consistent with the approved label for the drug. In addition, concerns regarding a product’s safety, the discovery of previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where a product is manufactured, may result in the imposition of additional restrictions, including withdrawal of the product from the market. For example, after discussions with the FDA, we added a boxed warning to the prescribing information for OFIRMEV in October 2013 regarding the potential for dosing errors with OFIRMEV and the risk of liver injury associated with the administration of acetaminophen (by all routes of administration) at doses that exceed the recommended maximum daily limits.

In addition, as a condition of the approval of OFIRMEV, we are required to complete an efficacy, pharmacokinetic and pharmacodynamic study of OFIRMEV in pediatric patients under two years of age, and to submit the final results of this clinical trial to the FDA. Depending on the outcome of this study, we may be unable to expand the indications for OFIRMEV or we may be required to include specific warnings or limitations on dosing this product, which could negatively impact our sales of OFIRMEV. Enrollment in this study began in the third quarter of 2012.

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

The PPACA also imposes new reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. In addition, device and drug manufacturers are now required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Also, as of August 1, 2013, manufacturers are required to begin data collection and will be required to report such data to CMS by March 31, 2014, and by the 90th day of every subsequent calendar year for the reporting period of the previous year.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians for marketing. Some states, such as California, Massachusetts and Vermont, mandate implementation of compliance programs, along with the tracking and reporting of gifts, compensation and other remuneration to physicians. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the costs associated with implementing and maintain such systems, and the possibility that a healthcare company may run afoul of one or more of the requirements.

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

We may never be successful in our efforts to commercialize OFIRMEV in Canada.*

Our rights to OFIRMEV include Canada, as well as the United States. In June 2013, Health Canada issued a Notice of Compliance that granted marketing approval for OFIRMEV in Canada, and we initiated a pricing review for the product with the Canadian Patented Medicine Prices Review Board in October 2013. Following the completion of the pricing review process, we will assess the commercial feasibility of launching the product in Canada, either independently or in collaboration with a company with an existing Canadian commercial presence. Additionally, in order to market OFIRMEV in Canada, we must comply with numerous and varying Canadian regulatory requirements regarding non-clinical testing, manufacturing, clinical safety, efficacy and marketing. Our ability to successfully commercialize OFIRMEV in Canada will depend significantly on the price we are able to charge for the product and our ability to establish cost-effective marketing and sales capabilities and distribution channels for Canada. If the pricing for the product is not sufficient, we may elect to not market OFIRMEV in Canada, or if we do market the product, any profits we generate may be limited.

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

We may experience difficulties in managing the growth of our organization.*

As of September 30, 2013, we had approximately 211 employees. The commercial launch of OFIRMEV in January 2011 required us to substantially expand our managerial, commercial, financial and other personnel resources, particularly in sales and marketing positions. Additionally, beginning in November 2011, we implemented a reduction in force of 17 employees, or approximately 7% of our total work force at that time, primarily in our development and general and administrative areas. This action was taken in order to focus our resources on commercialization activities for OFIRMEV and to reduce programmatic costs not directly associated with such efforts. Despite these efforts, our management, personnel, systems and facilities currently in place may not be adequate to support our commercially-focused organization, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses. The failure to do so could have a significant negative impact on our future product revenues and business results.

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

A bench trial for the lawsuit with Exela was held in May 2013, with one additional trial date held in early July 2013. Post-trial briefs have been submitted, but the court has not yet issued a decision in this case. The court may render its decision at any time before or after the expiration of the applicable 30-month stay. It is not possible to predict the outcome of this litigation, and an adverse outcome could result in the launch of one or more generic versions of OFIRMEV before the expiration of the last of the listed patents in June 6, 2021 (or December 6, 2021 if pediatric exclusivity is granted), which could adversely affect our ability to successfully maximize the value of OFIRMEV, and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

In addition, in January 2013, we filed suit in the United States District Court for the Southern District of California against Fresenius Kabi USA, LLC, or Fresenius, following receipt of a December 2012 notice from Fresenius concerning its submission of an NDA containing a Paragraph IV patent certification with the FDA for a generic version of OFIRMEV. In February 2013, we filed suit in the United States District Court for the Southern District of California against Sandoz, Inc., or Sandoz, following receipt of a December 2012 notice from Sandoz concerning its submission of an ANDA containing a Paragraph IV patent certification with the FDA for a generic version of OFIRMEV. In October 2013, we filed a motion to amend our complaint against Sandoz to join Sandoz AG, Neogen International N.V., APC Pharmaceuticals, LLC, and DIACO S.p.A. to the lawsuit against Sandoz due to the involvement of each of these companies with the preparation of the Sandoz ANDA and related matters. In the lawsuits against Fresenius and Sandoz, which have been coordinated for purposes of discovery and other pretrial proceedings in the Southern District of California, we allege that Fresenius and Sandoz have each infringed the ‘222 patent and the ‘218 patent by filing an NDA, in the case of Fresenius, or an ANDA, in the case of Sandoz, seeking approval from the FDA to market a generic version of OFIRMEV prior to the expiration of these patents. Both Fresenius and Sandoz have filed answers in the Southern District of California asserting, among other things, non-infringement and invalidity of the asserted patents, as well as certain counterclaims. Both the Fresenius and Sandoz lawsuits were filed within 45 days of receipt of the respective notice letters, thereby triggering a stay of FDA approval of the Fresenius NDA and the Sandoz ANDA until the earlier of the expiration of a 30-month period, the expiration of the ‘222 and ‘218 patents, the entry of a settlement order or consent decree stating that the ‘222 and ‘218 patents are invalid or not infringed, a decision in the case concerning infringement or validity that is favorable to Fresenius and/or Sandoz, or such shorter or longer period as the court may order. A claims construction hearing in the lawsuits against Fresenius and Sandoz is currently scheduled to take place on November 4, 2013, and the bench trial in each of these lawsuits is tentatively scheduled to commence on July 14, 2014.

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

For example, in April 2012, Exela filed suit against David J. Kappos and the USPTO in the United States District Court for the Eastern District of Virginia for declaratory judgment seeking a reversal of the USPTO’s decision not to act on a petition by Exela to vacate the USPTO’s April 2003 order reviving the international application for the ‘218 patent. The lawsuit followed the USPTO’s rejection of Exela’s petition to the USPTO filed in November 2011, which sought to vacate the April 23, 2003 order granting Pharmatop’s petition to revive the ‘218 patent. The USPTO determined that Exela lacked standing to seek such relief. Exela also seeks declaratory judgment that the USPTO’s rules and regulations that allow for revival of abandoned, international patent applications under the “unintentional” standard are invalid, and similar relief in connection with one or more counterclaims it has filed in the Delaware litigation. Our motion to intervene in this lawsuit was granted in October 2012. In December 2012, the district court dismissed the case with prejudice as barred by the applicable statute of limitations. In February 2013, Exela appealed the district court’s decision to the Court of Appeals for the Federal Circuit. In response to an opening brief in the appeal filed by Exela, we and Pharmatop filed our opening brief on September 27, 2013. A decision by the Court of Appeals in favor of Exela could result in the invalidation of the ‘218 patent.

Additionally, in September 2012, an unidentified third party (subsequently identified as Exela) filed with the USPTO a Request for Ex Parte Reexamination of the ‘222 patent. In December 2012, we received notice that the USPTO had granted the Request for Reexamination. The reexamination process is provided for by law and requires the USPTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third party or the USPTO. In February 2013, we and Pharmatop filed with the USPTO a patent owner’s statement commenting on the reexamination request, and in April 2013, Exela filed comments in response to the patent owner’s statement. In a non-final, initial office action issued by the USPTO on August 13, 2013, the USPTO rejected certain claims of the ‘222 patent. A response to the office action is due in November 2013. All of the claims of the ‘222 patent remain valid and in force during the reexamination proceedings. Because we and Pharmatop believe that the scope and validity of the patent claims in this patent are appropriate and that the USPTO’s prior issuance of the patent was correct, we, in conjunction with Pharmatop, will vigorously defend this patent. We cannot predict whether we and Pharmatop ultimately will succeed in maintaining the scope and validity of the claims of this patent during reexamination. If any of the patent claims in this patent ultimately are narrowed during prosecution before the USPTO, the extent of the patent coverage afforded to OFIRMEV could be impaired, which could potentially harm our business and operating results.

On November 4, 2013, we submitted a citizen petition to the FDA requesting that the FDA refrain from approving any new acetaminophen product for parenteral use that does not have an identical inactive ingredient profile as OFIRMEV without nonclinical studies and adequate and well-controlled clinical trials demonstrating the product is as safe and effective as OFIRMEV. The FDA is required by statute to issue a response to our citizen petition within 150 days, or no later than April 3, 2014; however, we cannot predict when or if the FDA will issue a final response to, or otherwise take any other action with respect to, our petition.

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

Risks Related to Our Finances and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.*

We began generating revenues from the commercialization of OFIRMEV in January 2011. Prior to that time, we focused primarily on in-licensing and developing OFIRMEV and our former product candidate, omiganan pentahydrochloride, with the goal of supporting regulatory approval for these product candidates. We have incurred losses in each year since our inception in May 2004, including net losses of $81.0 million, $93.0 million and $56.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of September 30, 2013, we had an accumulated deficit of $467.8 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and our working capital. For example, while our development expenses have decreased since 2010 due to the completion of our clinical development program for OFIRMEV, our sales, marketing, manufacturing and legal expenses have increased significantly since that time in connection with the commercialization OFIRMEV. In addition, we are required to pay a royalty on net sales of OFIRMEV, which includes minimum obligations, and we may be required to make future milestone payments upon the achievement of certain net sales levels of OFIRMEV. We also have minimum purchase obligations under our supply agreements with our contract manufacturers for OFIRMEV. As a result, we expect to continue to incur operating losses until we are able to generate sufficient revenues to operate profitably. Because of the numerous risks and uncertainties associated with developing and marketing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

The trading prices for our common stock during the 52 weeks ending September 30, 2013 ranged from a high of $8.26 to a low of $2.88. The market price of our common stock is likely to continue to be highly volatile and may fluctuate substantially due to many factors, including:

•	announcements concerning our operating results;

•	market conditions in the pharmaceutical and biotechnology sectors or the economy as a whole;

•	price and volume fluctuations in the overall stock market;

•	the failure of OFIRMEV to achieve commercial success;

•	announcements of the introduction of new products by us or our competitors;

•	developments pertaining to the intellectual property lawsuits relating to OFIRMEV, including any future lawsuits, and any other challenges to our patents and other intellectual property rights;

•	developments concerning product development results or intellectual property rights of others;

•	product recalls, quality concerns or manufacturing difficulties;

•	litigation or public concern about the safety of our products or potential products, including concerns about the boxed warning in the prescribing information for OFIRMEV;

•	actual fluctuations in our quarterly operating results, and concerns by investors that such fluctuations may occur in the future;

•	deviations in our operating results from the estimates of securities analysts or other analyst comments;

•	additions or departures of key personnel;

•	health care reform legislation, including measures directed at controlling the pricing of pharmaceutical products and the amount of reimbursement received by our customers;

•	developments concerning current or future strategic collaborations; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

Our executive officers and directors and their affiliates may exercise control over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.*

As of September 30, 2013, our executive officers and directors and their affiliates together controlled approximately 28% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets, and might affect the prevailing market price of our common stock.

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

10.1

Third Amendment to Lease, dated September 24, 2013, by and among the Company and PRII High Bluffs LLC and Collins Corporate Center Partners, LLC, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on September 27, 2013

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

CADENCE PHARMACEUTICALS, INC.

Dated: November 6, 2013	By:	/S/ WILLIAM R. LARUE
William R. LaRue
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.1

Third Amendment to Lease, dated September 24, 2013, by and among the Company and PRII High Bluffs LLC and Collins Corporate Center Partners, LLC, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on September 27, 2013

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