Form 10-K
period 2013-12-31
CADENCE PHARMACEUTICALS INC
filed 2014-02-28
CIK 1333248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 28, 2013, the last business day of the Registrant’s second fiscal quarter, reported on the NASDAQ Global Market, was approximately $423,000,000. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the Registrant’s outstanding common stock have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. The Registrant does not have any non-voting common equity securities.

As of February 21, 2014, there were 89,183,960 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant’s 2014 Annual Meeting of Stockholders, which is scheduled to be held on June 11, 2014. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2013.

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

For the Fiscal Year Ended December 31, 2013

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

On February 10, 2014, we entered into an agreement and plan of merger, or the Merger Agreement, with Mallinckrodt plc, or Mallinckrodt, and Madison Merger Sub, Inc., a wholly owned indirect subsidiary of Mallinckrodt, or Merger Sub, pursuant to which, and on the terms and subject to the conditions in the Merger Agreement, among other things, Merger Sub commenced a tender off on February 19, 2014, to acquire all of the outstanding shares of our common stock at a purchase price of $14.00 per share in cash, without interest, or the Offer Price. Following the completion of the tender offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into us, with our company surviving as an indirect wholly owned subsidiary of Mallinckrodt, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law without any stockholder approvals. The Merger Agreement includes a remedy of specific performance and is not subject to a financing condition.

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

Agreement and Plan of Merger with Mallinckrodt plc

On February 10, 2014, we entered into the Merger Agreement with Mallinckrodt and Merger Sub pursuant to which, and on the terms and subject to the conditions in the Merger Agreement, among other things, Merger Sub commenced a tender offer on February 19, 2014, to acquire all of the outstanding shares of our common stock at a purchase price of $14.00 per share in cash, without interest. The Merger Agreement includes a remedy of specific performance and is not subject to a financing condition.

The obligation of Merger Sub to purchase the shares of our common stock validly tendered pursuant to the tender offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including (1) that there must have been validly tendered and not validly withdrawn a number of shares of our common stock that, when added to the shares then owned by Mallinckrodt and its subsidiaries, represents one more than 50% of the total number of shares of our common stock outstanding at the time of the expiration of the tender offer, (2) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, (3) the accuracy of the representations and warranties and compliance with covenants contained in the Merger Agreement, (4) the absence of any law, order, injunction or decree by any government, court or governmental entity that would make illegal or otherwise prohibit the tender offer or the merger, (5) there not having been a material adverse effect with respect to our company, (6) the delivery of certain audited and unaudited financial statements, and (7) other customary conditions.

The Merger Agreement contains certain termination rights in favor of each our company and Mallinckrodt, including under certain circumstances, the requirement for us to pay to Mallinckrodt a termination fee of approximately $20.2 million, or approximately 1.5% of the Offer Price. We also agreed (1) to cease any existing, and agreed not to solicit or initiate any additional, discussions with third parties regarding other proposals to acquire us and (2) to certain restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our board of directors.

Following the completion of the tender offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into us, with our company surviving as an indirect wholly owned subsidiary of Mallinckrodt, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law without any stockholder approvals. At the effective time of this merger, or the Effective Time, by virtue of the merger and without any action on the part of the holders of any shares of our common stock, each outstanding share of our common stock, other than any shares owned by Mallinckrodt, Merger Sub or any wholly owned subsidiary of Mallinckrodt or held in our treasury, or any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be canceled and converted into the right to receive an amount in cash equal to the Offer Price. In addition, (1) effective as of immediately prior to the Effective Time, each of our outstanding stock options will fully vest and automatically be canceled and terminated as of the Effective Time and the holder thereof will be entitled to receive an amount in cash, without interest and less the amount of any tax withholding, equal to the product of (a) the number of shares of our common stock underlying such option multiplied by (b) the excess, if any, of the Offer Price over the exercise price per share of such option, (2) effective as of immediately prior to the Effective Time, each of our outstanding restricted stock units, other than any restricted stock unit issued or awarded on or after January 1, 2014, or the Specified Restricted Stock Units, will fully vest and the restrictions thereon will lapse, and each such restricted stock unit will be canceled and converted into the right to receive an amount in cash, without interest and less the amount of any tax withholding, equal to the product of (a) the Offer Price multiplied by (b) the number of shares of our common stock underlying such restricted stock unit, and (3) at the Effective Time, each outstanding Specified Restricted Stock Unit will be canceled and converted into an award, or a Converted Award, representing the right to receive an amount in cash equal to the product of (a) the Offer Price multiplied by (b) the number of shares of our common stock underlying such Specified Restricted Stock Unit. Each Converted Award shall continue to vest and be settled in cash in accordance with the terms of the applicable Specified Restricted Stock Unit award agreement, subject to accelerated vesting under certain circumstances, including in the event of the holder’s death or disability or an involuntary termination of employment that would otherwise qualify the holder to severance under any employment or severance plan or agreement to which the holder is a party or in which the holder is eligible to participate as of the date of grant. The foregoing treatment of the Specified Restricted Stock Unit Awards will supersede any more favorable vesting provisions in our equity plan or any employment or severance plan or agreement to which the holder is a party or in which the holder is eligible to participate (including employment agreements with our executive officers).

The Merger Agreement contains customary representations, warranties and covenants, including covenants obligating us to continue to conduct our business in the ordinary course and to cooperate in seeking regulatory approvals.

Our board of directors has unanimously (1) determined that the Merger Agreement and the transactions contemplated by the Merger Agreement are advisable and fair to, and in the best interests of, our stockholders, (2) approved and declared advisable the Merger Agreement and the transactions contemplated by the Merger Agreement and (3) resolved to recommend acceptance of the tender offer by our stockholders. The board of directors of Mallinckrodt has also unanimously approved the transaction. We expect to complete the Merger in mid to late March 2014, subject to the satisfaction of the closing conditions.

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

U.S. hospitals accounted for approximately $54 billion or 13% of U.S. pharmaceutical sales in 2013, according to Symphony Health Solutions, an independent marketing research firm. Furthermore, we believe pharmaceutical sales to acute care hospitals are highly concentrated among a relatively small number of large institutions. For example, 1,800 to 1,900 of the approximately 7,000 acute care hospitals in the U.S. represent approximately 80% of hospital injectable analgesic sales. The concentration of high-prescribing institutions enables effective promotion of pharmaceuticals utilizing a relatively small, dedicated sales and marketing organization. We believe the relative lack of promotional efforts directed toward the highly concentrated hospital marketplace makes it an underserved and compelling opportunity, especially for a biopharmaceutical company commercializing its products directly through its own dedicated sales force.

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

Intravenous Acetaminophen and U.S. Market Opportunity

Prior to our commercial launch of OFIRMEV in January 2011, the U.S. IV analgesic therapy market consisted of opioids, such as morphine, meperidine, hydromorphone and fentanyl, and two NSAIDs. These two NSAIDs, Toradol (ketorolac tromethamine), a generic form of which is also available in the U.S. from a number of manufacturers, and Caldolor (ibuprofen), represented the only non-opioid IV analgesics available for treating acute pain in adults in the U.S. prior to OFIRMEV. According to Symphony Health Solutions, approximately 256 million vials of injectable analgesics were sold in the U.S. in 2013. The price of ketorolac in the U.S. in 1997, prior to the entry of generic competitors, was approximately $7.00 (U.S. dollars) per vial, according to the American Journal of Health-System Pharmacy. The price of Caldolor in the U.S. was $10.50 (U.S. dollars) per 800 mg vial in 2013. The list price, or wholesale acquisition cost, of OFIRMEV as of January 3, 2014, was

$14.75 per vial. We have signed agreements with all of the major group purchasing organizations to provide services and discounted pricing. Our pricing strategy is intended to allow hospitals to access OFIRMEV at a fair price while facilitating prompt formulary adoption at many institutions.

We believe that the key product attributes that are driving the adoption of OFIRMEV in the U.S. include the efficacy and safety profile of the product, as demonstrated in multiple clinical studies, the established safety profile and familiarity physicians have with oral acetaminophen, alone and in combination with opioids, the potential for reducing concomitant use of morphine and other opioids, improved patient satisfaction, and the desire for a dosage form for patients unable to take medication orally.

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

In addition, Exparel, a long-acting, controlled release, local anesthetic agent formulation of bupivacaine, was approved by the FDA in October 2011 as a single intraoperative injection given at the close of surgery. Exparel’s manufacturer, Pacira Pharmaceuticals, Inc., has indicated that it is exploring additional indications for this product, which include regional anesthetic techniques.

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

In connection with a settlement agreement and a binding term sheet for a license agreement entered into in January 2014 with Sandoz, Inc., Sandoz AG, Neogen International N.V., APC Pharmaceuticals, LLC and DIACO, S.p.A., collectively the Sandoz Parties, the Sandoz Parties have the right to be granted an exclusive right of first refusal to negotiate an agreement with us to market an authorized generic version of OFIRMEV in the U.S., on substantially the same terms as those previously granted to Perrigo, in the event that we elect to launch an authorized generic version of OFIRMEV in the U.S. and Perrigo elects not to exercise its right of first refusal to become the distributor of the authorized generic version of the product. Additionally, under the terms of the license, we granted to the holder of the Sandoz ANDA and its affiliates the non-exclusive right to market a generic intravenous acetaminophen product in the United States under the Sandoz ANDA beginning December 6, 2020, or earlier under certain circumstances. The FTC or DOJ could seek to challenge our settlement with the Sandoz Parties, or a competitor, customer or other third-party could initiate a private action under antitrust or other laws challenging our settlement with the Sandoz Parties. Additional information about the intellectual property for OFIRMEV, including the Sandoz Parties settlement agreement and ongoing intellectual property litigation, is set forth below under the heading “Business – Intellectual Property – OFIRMEV and Pending Litigation.”

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

We believe that our sales force is differentiated by its level of experience and background in the industry. Our sales management team has an average of more than 16 years of pharmaceutical industry experience, and an average of more than nine years of hospital sales management experience. We require that our sales representatives complete a comprehensive training program focused on our product, therapeutic area, competitive products, sales techniques and compliance with applicable laws and regulations. This training program includes field-based learning to provide our representatives with a comprehensive understanding and perspective on the unmet medical needs in the management of pain and fever in adults and children and how OFIRMEV addresses those needs.

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

Manufacturing and Supply Agreement with Laboratorios Grifols, S.A.

In March 2013, we entered into an agreement with Laboratorios Grifols, S.A., or Grifols, a division of Grifols, S.A., a global healthcare company headquartered in Barcelona, Spain, for the development, manufacture and supply of commercial quantities of OFIRMEV in flexible IV bags. Grifols has supplied IV acetaminophen in flexible plastic bags to BMS for distribution in certain markets outside of the U.S. and Canada since 2010. We submitted a supplemental NDA to the FDA in December 2013 seeking approval of the product to be manufactured by Grifols.

Pursuant to the terms of the agreement, we will pay Grifols a set price for the OFIRMEV we purchase, which price may be adjusted annually by Grifols, subject to specified limitations. In addition, we will be obligated to pay Grifols a reservation fee, in lieu of any minimum purchase commitment, calculated by multiplying the shortfall between the annual production capacity we have reserved with Grifols and the amount of product actually ordered during that year by a fixed amount. Pending review and subsequent approval of the submission by the FDA, the agreement will terminate on the sixth anniversary of the approval by the FDA of the product manufactured by Grifols, unless it is terminated sooner by us upon the termination of our license agreement for the product with BMS, or after 60 days written notice following the discontinuation of the distribution of the product by us. In addition, either party may terminate the agreement after 60 days written notice in the event of a material uncured breach of the agreement by the other party (or 30 days in the case of a payment default), or immediately upon an insolvency event.

Settlement and Termination Agreement with Baxter Healthcare Corporation

In January 2011, we entered into an amended and restated development and supply agreement with Baxter Healthcare Corporation, or Baxter, for the manufacture of OFIRMEV for commercial distribution by us in the U.S. In February 2012, we temporarily suspended production of OFIRMEV by Baxter and that suspension has remained in effect through March 2013 pending an investigation into unidentified particulate matter observed during routine product stability testing and pursuant to two recalls of the product during 2012. In March 2013, we and Baxter mutually agreed to terminate the amended and restated development and supply agreement. Under the termination agreement, we were required to remove our manufacturing equipment from Baxter’s facility within 180 days, and pay Baxter for anticipated costs or expenses related to such removal, but we were not required to restore Baxter’s manufacturing facility to its condition prior to the installation of OFIRMEV-related improvements. In connection with the product, we were not required to reimburse Baxter for any remaining materials purchased by Baxter in connection with its manufacture of OFIRMEV. The termination agreement also contains customary mutual releases.

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

OFIRMEV and Pending Litigation

‘222 and ‘218 Patent Litigation: Exela Pharma Sciences, LLC and Paddock Laboratories, Inc. (Perrigo Company)

In August 2011, we and Pharmatop filed suit in the United States District Court for the District of Delaware against Paddock Laboratories, Inc., Perrigo Company and Paddock Laboratories, LLC, collectively referred to herein as Perrigo, and against Exela Pharma Sciences, LLC, Exela PharmaSci, Inc. and Exela Holdings, Inc., collectively referred to herein as Exela. The lawsuit followed the notices that we received in July 2011 from each of Perrigo and Exela concerning their filings of ANDAs containing a “Paragraph IV” patent certification with the FDA for a generic version of OFIRMEV. In the lawsuit, we alleged that Perrigo and Exela each infringed the ‘222 patent and the ‘218 patent by filing their respective ANDAs seeking approval from the FDA to market a generic version of OFIRMEV prior to the expiration of these patents. The ‘222 and the ‘218 patents are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. The patent infringement lawsuit was filed within 45 days of receipt of the pertinent notice letters, thereby triggering a stay of FDA approval of the Perrigo ANDA and the Exela ANDA until the earlier of the expiration of a 30-month period, the expiration of the ‘222 and ‘218 patents, the entry of a settlement order or consent decree stating that the ‘222 and ‘218 patents are invalid or not infringed, a decision in the case concerning infringement or validity that is favorable to Perrigo or Exela, or such shorter or longer period as the Court may order. Each of Perrigo and Exela filed an answer in the case that asserted, among other things, non-infringement and invalidity of the asserted patents, as well as certain counterclaims.

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

A bench trial for the lawsuit with Exela was held in May 2013, with one additional trial date held in early July 2013. In November 2013, the court ruled in favor of us and found that Exela’s ANDA for a generic version of OFIRMEV infringed the ‘222 and ‘218 patents. An appeal of the decision in favor of us was filed by Exela on December 20, 2013. It is not possible to predict the outcome of this appeal, and an adverse outcome could result in the launch of one or more generic versions of OFIRMEV before the expiration of the last of the listed patents in June 6, 2021 (or December 6, 2021 if pediatric exclusivity is granted), which could adversely affect our ability to successfully maximize the value of OFIRMEV, and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

‘222 and ‘218 Patent Litigation: Fresenius Kabi USA, LLC, Sandoz, Inc. and Wockhardt USA LLC

In January 2013, we filed suit in the United States District Court for the Southern District of California against Fresenius Kabi USA, LLC, or Fresenius, following receipt of a December 2012 notice from Fresenius concerning its submission of a New Drug Application, or NDA, containing a Paragraph IV patent certification with the FDA for a generic version of OFIRMEV. In February 2013, we filed suit in the United States District Court for the Southern District of California against Sandoz, Inc., or Sandoz, following receipt of a December 2012 notice from Sandoz concerning its submission of an ANDA containing a Paragraph IV patent certification with the FDA for a generic version of OFIRMEV. In October 2013, we filed a motion to amend our complaint against Sandoz to join Sandoz AG, Neogen International N.V., APC Pharmaceuticals, LLC, and DIACO S.p.A. (together with Sandoz, the Sandoz Parties) to the lawsuit against Sandoz due to the involvement of each of these companies with the preparation of the Sandoz ANDA and related matters.

In the lawsuits against Fresenius and the Sandoz Parties, which were coordinated for purposes of discovery and other pretrial proceedings in the Southern District of California, we alleged that Fresenius and the Sandoz Parties each infringed the ‘222 patent and the ‘218 patent by filing an NDA, in the case of Fresenius, or an ANDA, in the case of the Sandoz Parties, seeking approval from the FDA to market a generic version of OFIRMEV prior to the expiration of these patents. Both Fresenius and the Sandoz Parties filed answers in the Southern District of California asserting, among other things, non-infringement and invalidity of the asserted patents, as well as certain counterclaims. Both the Fresenius and Sandoz lawsuits were filed within 45 days of receipt of the respective notice letters, thereby triggering a stay of FDA approval of the Fresenius NDA and the Sandoz ANDA until the earlier of the expiration of a 30-month period, the expiration of the ‘222 and ‘218 patents, the entry of a settlement order or consent decree stating that the ‘222 and ‘218 patents are invalid or not infringed, a decision in the case concerning infringement or validity that is favorable to Fresenius and/or the Sandoz Parties, or such shorter or longer period as the court may order.

In January 2014, we entered into a settlement agreement and a binding term sheet for a license agreement with the Sandoz Parties. The settlement agreement includes a stipulation by the parties requesting dismissal with prejudice of the lawsuit filed by us relating to the ANDA filed by Sandoz. Under the terms of the license, we granted to the holder of the Sandoz ANDA and its affiliates the non-exclusive right to market a generic intravenous acetaminophen product in the United States under the Sandoz ANDA beginning December 6, 2020, or earlier under certain circumstances. We also agreed that in the event that we determine to launch an authorized generic version of OFIRMEV (i.e., a generic version marketed under our NDA) in the U.S. and Perrigo elects not to exercise its right of first refusal to become the distributor of the authorized generic version of the product, we will grant a similar right of first refusal to the holder of the Sandoz ANDA on substantially the same terms as those previously granted to Perrigo. In addition, the license agreement will contain provisions regarding indemnification, confidentiality and other customary provisions for agreements of these kinds. The settlement documents are subject to submission to the Federal Trade Commission and the U.S. Department of Justice. Litigation remains ongoing against Fresenius, and the bench trial for such lawsuit is tentatively scheduled to commence on July 14, 2014.

In December 2013, we received a notice from Wockhardt USA LLC, or Wockhardt, stating that Wockhardt filed an ANDA containing a Paragraph IV patent certification with the FDA for a generic version OFIRMEV. This notice stated that the Paragraph IV patent certification was made with respect to both the ‘222 patent and the ‘218 patent. We filed suit against Wockhardt Limited, Wockhardt BIO AG and Wockhardt on January 22, 2014 in the U.S. District Court of Delaware, and on January 23, 2014, in the U.S. District Court of New Jersey.

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

‘222 and ‘218 Patents: Ex Parte Reexamination

In September 2012, an unidentified third party (subsequently identified as Exela) filed with the United States Patent and Trademark Office, or USPTO, a Request for Ex Parte Reexamination of the ‘222 patent. In December 2012, we received notice that the USPTO had granted the Request for Reexamination. The reexamination process is provided for by law and requires the USPTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third party or the USPTO. In February 2013, we and Pharmatop filed with the USPTO a patent owner’s statement commenting on the reexamination request, and in April 2013, Exela filed comments in response to the patent owner’s statement. In a non-final, initial office action issued by the USPTO on August 14, 2013, the USPTO rejected certain claims of the ‘222 patent. A response to the first office action was filed in November 2013.

In addition, in January 2014, an unidentified third party filed with the USPTO a Request for Ex Parte Reexamination of the ‘218 patent. All of the claims of the ‘222 and ‘218 patents remain valid and in force during the reexamination proceedings. Because we and Pharmatop believe that the scope and validity of the patent claims in these patents are appropriate and that the USPTO’s prior issuances of the patents were correct, we, in conjunction with Pharmatop, will vigorously defend these patents. We cannot predict whether we and Pharmatop ultimately will succeed in maintaining the scope and validity of the claims of these patents during reexamination. If any of the patent claims in these patents ultimately are narrowed during prosecution before the USPTO, the extent of the patent coverage afforded to OFIRMEV could be impaired, which could potentially harm our business and operating results.

‘218 Patent Litigation: Exela Pharma Sciences, LLC

In April 2012, Exela filed suit against David J. Kappos and the USPTO in the United States District Court for the Eastern District of Virginia for declaratory judgment seeking a reversal of the USPTO’s decision not to act on a petition by Exela to vacate the USPTO’s April 2003 order reviving the international application for the ‘218 patent. The lawsuit followed the USPTO’s rejection of Exela’s petition to the USPTO filed in November 2011, which sought to vacate the April 23, 2003 order granting Pharmatop’s petition to revive the ‘218 patent. The USPTO determined that Exela lacked standing to seek such relief. Exela also seeks declaratory judgment that the USPTO’s rules and regulations that allow for revival of abandoned, international patent applications under the “unintentional” standard are invalid, and similar relief in connection with one or more counterclaims it has filed in the Delaware litigation. Our motion to intervene in this lawsuit was granted in October 2012. In December 2012, the district court dismissed the case with prejudice as barred by the applicable statute of limitations. In February 2013, Exela appealed the district court’s decision to the Court of Appeals for the Federal Circuit. The Court of Appeals heard oral argument on the appeal in February 2014. A decision by the Court of Appeals in favor of Exela could result in the invalidation of the ‘218 patent.

Stockholder Class-Action Litigation Regarding Our Pending Acquisition by Mallinckrodt plc

Following the February 11, 2014, announcement that we had entered into an agreement and plan of merger with Mallinckrodt and Merger Sub, six putative class-action lawsuits were filed in the Court of Chancery of the State of Delaware: Wolfson v. Cadence Pharmaceuticals, Inc., et al., No. 9341-VCP (filed February 12, 2014); Goode v. Garner, et al., No. 9361-VCP (filed February 18, 2014); Bushansky v. Cadence Pharmaceuticals Inc., et al., No. 9365-VCP (filed February 19, 2014); Bokol v. Cadence Pharmaceuticals Inc., et al., No. 9367 (filed February 19, 2014); Elvir v. Cadence Pharmaceuticals Inc., et al., No. 9370-VCP (filed February 19, 2014); and Nguyen v. Cadence Pharmaceuticals, Inc., et al., No. 9376-VCP (filed February 21, 2014). Two substantially identical putative class-action lawsuits were filed in the Superior Court of California, County of San Diego: Denny v. Cadence Pharmaceuticals, Inc., et al., No. 37-2014-00002579-CU-BT-CTL (filed February 13, 2014) and Militello v. Cadence Pharmaceuticals, Inc., et al., No. 37-00003634-CU-BT-CTL (filed February 20, 2014). The complaints allege that members of our board of directors breached their fiduciary duties to our stockholders in connection with the proposed transaction and that the merger agreement involves an unfair price, an inadequate sales process, and unreasonable deal protection devices that purportedly preclude competing offers. The complaints other than Bushansky further allege that we, Mallinckrodt, and/or Merger Sub aided and abetted the alleged breaches of fiduciary duties. The lawsuits seek an injunction against the consummation of the merger and rescission of the merger agreement to the extent the merger may already be consummated prior to the entry of the court’s final judgment, and an award of costs and expenses, including attorneys’ and experts’ fees.

We intend to vigorously defend against these claims. The outcome of this litigation cannot be predicted at this time and any outcome in favor of the plaintiffs could have an adverse effect on the proposed transaction, our financial condition, and our results of operations.

Research and Development

Our research and development expenses were $6.7 million in 2013, $6.5 million in 2012 and $8.9 million in 2011. Our historical research and development expenses relate predominantly to OFIRMEV and, prior to 2011, our discontinued omiganan pentahydrochloride product candidate. Our research and development expenses consist primarily of salaries and related employee benefits for our research and development team, license fees paid to our licensors prior to approval of our drug candidates, pre-commercialization manufacturing development activities, costs associated with clinical trials, and costs associated with non-clinical activities, such as expenses related to regulatory submissions. License fees are paid to the patent holders of our product candidates that give us the exclusive licenses to the patent rights and know-how for selected indications and territories. Manufacturing development activities include the costs to develop facilities for the commercial production of our drug products prior to approval, the production of supply and validation lots, and other manufacturing support activities related to the requirements for submitting NDAs for our product candidates. The clinical trial expenses include payments to vendors such as clinical research organizations and investigator sites, clinical suppliers and related consultants.

We expect to continue to incur research and development expenses related to OFIRMEV, however, it is difficult to anticipate the scope and magnitude of our future research and development expenses. For example, we began enrollment in our FDA-required post-approval clinical trial for OFIRMEV in pediatric patients under two years of age during the third quarter of 2012, which we plan to complete by August 2015. We may also conduct clinical studies to expand the indications for OFIRMEV. In addition, in July 2012, we filed a New Drug Submission for OFIRMEV with Health Canada which was accepted for review in August 2012. In June 2013, Health Canada issued a Notice of Compliance that granted marketing approval for OFIRMEV in Canada. We have not determined the commercial feasibility of launching the product in Canada, either independently or in collaboration with a company with an existing Canadian commercial presence, because we have not yet received a pricing review from the Canadian Patented Medicine Prices Review Board, or the PMPRB. We submitted a pricing review application for OFIRMEV to the PMPRB in October 2013. We expect to incur costs associated with any marketing activities that may take place in Canada. Moreover, any product candidates we may in-license or acquire in the future would likely require significant research and development resources. Therefore, we are unable to estimate with any certainty the costs we will incur in completing our development efforts for OFIRMEV or any other product candidate we might acquire or in-license.

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

We and any contract manufacturers or clinical research organizations may also be subject to regulations under other federal, state and local laws, including the Occupational Safety and Health Act, the Environmental Protection Act, the Clean Air Act and import, export and customs regulations as well as the laws and regulations, of other countries.

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

As of February 21, 2014, we had approximately 210 employees.

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

Risks Related to Our Pending Acquisition by Mallinckrodt plc

The announcement and pendency of the acquisition by Mallinckrodt of us pursuant to a tender offer and subsequent merger of us with a wholly-owned indirect subsidiary of Mallinckrodt could have an adverse effect on our stock price and/or our business, financial condition, results of operations or business prospects.

The announcement and pendency of the Mallinckrodt tender offer and merger could disrupt our business in the following ways, among others:

•

third parties may determine to delay or defer purchase decisions with regard to our product or terminate and/or attempt to renegotiate their relationships with us as a result of the Mallinckrodt tender offer and merger, whether pursuant to the terms of their existing agreements with us or otherwise;

•

the attention of our management may be directed toward the completion of the Mallinckrodt tender offer and merger and related matters, and their focus may be diverted from the day-to-day business operations of our company, including from other opportunities that might otherwise be beneficial to us; and

•

current and prospective employees may experience uncertainty regarding their future roles with Mallinckrodt, which might adversely affect our ability to retain, recruit and motivate key personnel and may adversely affect the focus of our employees on sales of our product.

Should they occur, any of these matters could adversely affect our stock price or harm our financial condition, results of operations or business prospects.

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the Mallinckrodt tender offer and merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock, stock options and restricted stock units, and the potential receipt of change in control or other severance payments in connection with the proposed tender offer and merger.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the Mallinckrodt tender offer and the merger.

The Merger Agreement contains provisions that make it difficult for us to entertain a third-party proposal for an acquisition of our company. These provisions include our agreement not to solicit or initiate any additional discussions with third parties regarding other proposals for our acquisition, as well as restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our board of directors. The Merger Agreement also contains certain termination rights, including, under certain circumstances, a requirement for us to pay to Mallinckrodt a termination fee of approximately $20.2 million, or approximately 1.5% of the purchase price.

These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition of our company, even one that may be deemed of greater value to our stockholders than the Mallinckrodt offer. Furthermore, even if a third party elects to propose an acquisition, the concept of a termination fee may result in that third party’s offering of a lower value to our stockholders than such third party might otherwise have offered.

Obtaining required approvals necessary to satisfy the conditions to the completion of the Mallinckrodt tender offer and the merger may delay or prevent completion of the proposed acquisition.

The completion of the Mallinckrodt tender offer and the merger are conditioned upon the expiration or termination of the waiting period under the HSR Act. We intend to pursue all required approvals in accordance with the Merger Agreement. However, no assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Merger Agreement.

Litigation may be filed against us and the members of our board of directors challenging the Mallinckrodt tender offer and merger and an adverse judgment in any such lawsuit may prevent the Mallinckrodt tender offer and merger from being completed within the expected timeframe or at all.

Historically, following the announcement of a proposed merger, securities class action litigation has often been brought against a company and its board of directors, and similar lawsuits have been filed against us relating to the Mallinckrodt tender offer and merger. Any adverse judgment in this litigation or any other such litigation may prevent the tender offer and the merger from being completed within the expected timeframe or at all.

Failure to complete the Mallinckrodt tender offer and the merger could negatively impact our business, financial condition, results of operations or our stock price.

The completion of the Mallinckrodt tender offer and merger are subject to a number of conditions, including the tender of a sufficient number of shares held by our current stockholders pursuant to the tender offer and clearance under the HSR Act, and there can be no assurance that the conditions to the completion of the tender offer and the merger will be satisfied. The Merger Agreement may also be terminated by us and Mallinckrodt in certain specified circumstances, including, subject to compliance with the terms of the Merger Agreement, by us in order to accept a third-party acquisition proposal that our board of directors determines constitutes a superior proposal upon payment of a $20.2 million termination fee to Mallinckrodt. If the tender offer and the merger are not completed, we will be subject to several risks, including:

•	the current trading price of our common stock may reflect a market assumption that the merger will be completed;

•	certain of our executive officers, employees and/or directors may seek other opportunities;

•	we expect to incur substantial transaction costs in connection with the tender offer and the merger whether or not they are completed; and

•

under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the completion of the merger, which restrictions could adversely affect our ability to realize certain of our business strategies or take advantage of certain business opportunities.

If the tender offer and the merger are not completed, these risks may materialize and materially and adversely affect our business, financial condition, results of operations or our stock price.

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

•	the performance of our third-party manufacturer and our ability to ensure that our supply chain for OFIRMEV efficiently and consistently delivers OFIRMEV to our customers;

•	our ability to continue to deploy and support a qualified sales force;

•	our ability to maintain fees and discounts payable to the wholesalers and distributors who distribute OFIRMEV, as well as to group purchasing organizations, at commercially reasonable levels;

•	whether the FTC, DOJ or third parties seek to challenge and are successful in challenging our settlement agreements with Perrigo and Sandoz;

•	warnings or limitations that we may be required to add to OFIRMEV’s FDA-approved labeling;

•	the occurrence of adverse side effects or inadequate therapeutic efficacy of OFIRMEV, and any resulting product liability claims or product recalls; and

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

In March 2013, we entered into an agreement with Grifols for the development, manufacture and supply of commercial quantities of OFIRMEV in flexible plastic bags. We submitted a supplemental NDA to the FDA in December 2013 seeking approval of the product to be manufactured by Grifols, but Grifols will not be able to supply us with OFIRMEV until FDA approval is granted, if ever.

Any contract manufacturer for OFIRMEV must comply with strictly enforced federal, state and foreign regulations, including GMP regulations. The FDA will inspect a contract manufacturer’s facilities from time to time and, in the event that any such inspection reveals that the facility is not in compliance with applicable regulations, the FDA may issue fines and civil penalties, suspend production, suspend or delay any subsequent product approvals, seize or recall our products, or withdraw our product approval, which would limit the availability of OFIRMEV. Any manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and our relationships with our customers, product liability claims and litigation.

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

We began generating revenue from the launch of OFIRMEV in January 2011, however, we expect our negative cash flow from operations to continue until we are able to generate significant revenues from sales of OFIRMEV. As a result, we may need to raise additional capital to:

•	fund our operations as we implement our marketing strategies, maintain our sales force and commercial infrastructure and commercialize OFIRMEV;

•	purchase sufficient quantities of OFIRMEV from our contract manufacturer to meet customer demand or our minimum purchase obligations;

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

•

we may incur unexpected costs in order to ensure a sufficient supply of OFIRMEV from our contract manufacturer in order to meet customer demand, including any replacement of product or write down of inventory related to any product recall or other quality issue, or we may be required to pay fees based on minimum purchase obligations; and

•

we may be required to file or maintain lawsuits to defend our patent rights or regulatory exclusivities from challenges by companies seeking to market generic versions of IV acetaminophen, such as our ongoing intellectual property litigation, including any such costs we may be required to expend if our licensors are unwilling or unable to do so.

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

For example, in January 2011, the FDA issued a press release and posted on its website a drug safety communication asking manufacturers of prescription drug products containing combinations of acetaminophen and opioid medications to limit the amount of acetaminophen to no more than 325 milligrams (mg) in each dosage unit (i.e. each tablet or caplet) by January 2014, and in January 2014, the FDA further recommended that healthcare professionals discontinue prescribing and dispensing prescription combination drug products that contain more than 325 mg of acetaminophen in each dosage unit in order to reduce the risk of severe liver injury from inadvertent acetaminophen overdose. In the January 2011 announcement, the FDA also requested manufacturers to update labels for such products to include a boxed warning highlighting the potential for severe acetaminophen-induced liver injury and a warning highlighting the potential for allergic reactions. The boxed warning required for affected products reaffirms previous statements made by the FDA that most cases of liver injury are associated with acetaminophen doses that exceed 4,000 mg per day from all routes of administration. Similarly, after discussions with the FDA, we added a boxed warning to the prescribing information for OFIRMEV in October 2013 regarding the potential for dosing errors with OFIRMEV and the risk of liver injury associated with the administration of acetaminophen (by all routes of administration) at doses that exceed the recommended maximum daily limits. A boxed warning is the strongest type of warning that the FDA can require for a drug and is generally reserved for situations where prescribers should be aware of the potential for adverse drug reactions that can cause serious injury or death. Products with boxed warnings are subject to more restrictive advertising regulations than products without such warnings. We cannot predict whether the FDA will require additional warnings, or place any additional limitations on our ability to advertise and promote OFIRMEV, which could negatively impact our sales of OFIRMEV. The OFIRMEV prescribing information was also updated in accordance with a drug safety communication issued by the FDA in August 2013 requiring a warning that acetaminophen has been associated with a risk of rare but serious skin reactions, such as

Stevens-Johnson Syndrome, toxic epidermal necroylsis and acute generalized exanthematous pustulosis, which can be fatal. The FDA indicated that it will require that this warning be added to the labels of all prescription drug products containing acetaminophen to address this risk, and will request or encourage manufacturers of over-the-counter acetaminophen drug products to do the same. Similar warnings are also required for other medications used to treat pain or fever, including NSAIDs.

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

While physicians may choose to prescribe a drug for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote a product is limited to those indications that are specifically approved by the FDA. Regulatory authorities in the U.S. generally do not regulate the behavior of physicians in their choice of treatments, and such off-label uses by healthcare professionals are common. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. If our promotional activities fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to suspend or withdraw an approved product from the market, require a recall or institute fines, or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our business.

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

We may never be successful in our efforts to commercialize OFIRMEV in Canada.

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

As of February 21, 2014, we had approximately 210 employees. Our management, personnel, systems and facilities currently in place may not be adequate to support our commercially-focused organization, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses. The failure to do so could have a significant negative impact on our future product revenues and business results.

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

Risks Related to Intellectual Property

The patent rights that we have in-licensed covering OFIRMEV are limited to a specific IV formulation of acetaminophen. As a result, our market opportunity for this product may be limited by the lack of patent protection for the active ingredient itself and other formulations of IV acetaminophen may be developed by competitors.

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

Five third-parties have challenged, and additional third parties may challenge, the patents covering OFIRMEV, which could result in the invalidation or unenforceability of some or all of the relevant patent claims. If a third party files an NDA or ANDA for a generic drug product containing acetaminophen and relies in whole or in part on studies conducted by or for us, the third party will be required to certify to the FDA that, in the opinion of that third party, the patent listed in the Orange Book for a branded product is invalid, unenforceable, or will not be infringed by the manufacture, use or sale of the third party’s generic drug product. A third party certification that the new product will not infringe the Orange Book-listed patents for OFIRMEV, or that such patents are invalid, is called a Paragraph IV patent certification. If the third party submits a Paragraph IV patent certification to the FDA, a notice of the Paragraph IV patent certification must also be sent to us once the third-party’s NDA or ANDA is accepted for filing by the FDA. A lawsuit may then be initiated to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of the receipt of notice of a Paragraph IV patent certification automatically prevents the FDA from approving the NDA or ANDA until the earlier of the expiration of a 30-month period, the expiration of the patents, the entry of a settlement order stating that the patents are invalid or not infringed, a decision in the infringement case that is favorable to the NDA or ANDA applicant, or such shorter or longer period as the court may order. If a patent infringement lawsuit is not initiated within the required 45-day period, the third-party’s NDA or ANDA will not be subject to the 30-month stay.

For example, in August 2011, we and Pharmatop filed suit in the United States District Court for the District of Delaware against Perrigo and Exela. The lawsuit followed the notices that we received in July 2011 from each of Perrigo and Exela concerning their filings of ANDAs containing a “Paragraph IV” patent certification with the FDA for a generic version of OFIRMEV. In the lawsuit, we alleged that Perrigo and Exela each infringed the ‘222 patent and the ‘218 patent by filing their respective ANDAs seeking approval from the FDA to market a generic version of OFIRMEV prior to the expiration of these patents. The ‘222 and the ‘218 patents are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. The patent infringement lawsuit was filed within 45 days of receipt of the pertinent notice letters, thereby triggering a stay of FDA approval of the Perrigo ANDA and the Exela ANDA until the earlier of the expiration of a 30-month period, the expiration of the ‘222 and ‘218 patents, the entry of a settlement order or consent decree stating that the ‘222 and ‘218 patents are invalid or not infringed, a decision in the case concerning infringement or validity that is favorable to Perrigo or Exela, or such shorter or longer period as the Court may order. Each of Perrigo and Exela filed an answer in the case that asserted, among other things, non-infringement and invalidity of the asserted patents, as well as certain counterclaims.

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

A bench trial for the lawsuit with Exela was held in May 2013, with one additional trial date held in early July 2013. In November 2013, the court ruled in favor of us and found that Exela’s ANDA for a generic version of OFIRMEV infringed the ‘222 and ‘218 patents. An appeal of the decision in favor of us was filed by Exela on December 20, 2013. It is not possible to predict the outcome of this appeal, and an adverse outcome could result in the launch of one or more generic versions of OFIRMEV before the expiration of the last of the listed patents in June 6, 2021 (or December 6, 2021 if pediatric exclusivity is granted), which could adversely affect our ability to successfully maximize the value of OFIRMEV, and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

In addition, in January 2013, we filed suit in the United States District Court for the Southern District of California against Fresenius Kabi USA, LLC, or Fresenius, following receipt of a December 2012 notice from Fresenius concerning its submission of an NDA containing a Paragraph IV patent certification with the FDA for a generic version of OFIRMEV. In February 2013, we filed suit in the United States District Court for the Southern District of California against Sandoz, Inc., or Sandoz, following receipt of a December 2012 notice from Sandoz concerning its submission of an ANDA containing a Paragraph IV patent certification with the FDA for a generic version of OFIRMEV. In October 2013, we filed a motion to amend our complaint against Sandoz to join Sandoz AG, Neogen International N.V., APC Pharmaceuticals, LLC, and DIACO S.p.A. (together with Sandoz, the Sandoz Parties) to the lawsuit against Sandoz due to the involvement of each of these companies with the preparation of the Sandoz ANDA and related matters. In the lawsuits against Fresenius and the Sandoz Parties, which were coordinated for purposes of discovery and other pretrial proceedings in the Southern District of California, we alleged that Fresenius and the Sandoz Parties each infringed the ‘222 patent and the ‘218 patent by filing an NDA, in the case of Fresenius, or an ANDA, in the case of the Sandoz Parties, seeking approval from the FDA to market a generic version of OFIRMEV prior to the expiration of these patents. Both Fresenius and the Sandoz Parties filed answers in the Southern District of California asserting, among other things, non-infringement and invalidity of the asserted patents, as well as certain counterclaims. Both the Fresenius and

Sandoz lawsuits were filed within 45 days of receipt of the respective notice letters, thereby triggering a stay of FDA approval of the Fresenius NDA and the Sandoz ANDA until the earlier of the expiration of a 30-month period, the expiration of the ‘222 and ‘218 patents, the entry of a settlement order or consent decree stating that the ‘222 and ‘218 patents are invalid or not infringed, a decision in the case concerning infringement or validity that is favorable to Fresenius and/or the Sandoz Parties, or such shorter or longer period as the court may order.

In January 2014, we entered into a settlement agreement and a binding term sheet for a license agreement with the Sandoz Parties. The settlement agreement includes a stipulation by the parties requesting dismissal with prejudice of the lawsuit filed by us relating to the ANDA filed by Sandoz. Under the terms of the license, we granted to the holder of the Sandoz ANDA and its affiliates the non-exclusive right to market a generic intravenous acetaminophen product in the United States under the Sandoz ANDA beginning December 6, 2020, or earlier under certain circumstances. We also agreed that in the event that we determine to launch an authorized generic version of OFIRMEV (i.e., a generic version marketed under our NDA) in the U.S. and Perrigo elects not to exercise its right of first refusal to become the distributor of the authorized generic version of the product, we will grant a similar right of first refusal to the holder of the Sandoz ANDA on substantially the same terms as those previously granted to Perrigo. In addition, the license agreement will contain provisions regarding indemnification, confidentiality and other customary provisions for agreements of these kinds. The settlement documents are subject to submission to the Federal Trade Commission and the U.S. Department of Justice. Litigation remains ongoing against Fresenius, and the bench trial for such lawsuit is tentatively scheduled to commence on July 14, 2014.

In December 2013, we received a notice from Wockhardt USA LLC, or Wockhardt, stating that Wockhardt filed an ANDA containing a Paragraph IV patent certification with the FDA for a generic version OFIRMEV. This notice stated that the Paragraph IV patent certification was made with respect to both the ‘222 patent and the ‘218 patent. We filed suit against Wockhardt Limited, Wockhardt BIO AG and Wockhardt on January 22, 2014 in the U.S. District Court of Delaware, and on January 23, 2014, in the U.S. District Court of New Jersey.

Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could adversely impact our ability to prevent third parties from competing with our products. Any adverse outcome of such litigation could result in one or more generic versions of OFIRMEV being launched without our consent before the expiration of the patents we have in-licensed from BMS and its licensor, Pharmatop, which could adversely affect our ability to successfully execute our business strategy to increase sales of OFIRMEV and negatively impact our financial condition and results of operations. We intend to vigorously enforce our intellectual property rights relating to OFIRMEV to prevent the marketing of infringing generic products without our consent prior to the expiration of our patents. However, given the unpredictability inherent in litigation, we cannot predict or guarantee the outcome of these matters or any other litigation. Regardless of how these matters are ultimately resolved, these matters may be costly, time-consuming and distracting to our management, which could have a material adverse effect on our business.

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

For example, in April 2012, Exela filed suit against David J. Kappos and the USPTO in the United States District Court for the Eastern District of Virginia for declaratory judgment seeking a reversal of the USPTO’s decision not to act on a petition by Exela to vacate the USPTO’s April 2003 order reviving the international application for the ‘218 patent. The lawsuit followed the USPTO’s rejection of Exela’s petition to the USPTO filed in November 2011, which sought to vacate the April 23, 2003 order granting Pharmatop’s petition to revive the ‘218 patent. The USPTO determined that Exela lacked standing to seek such relief. Exela also seeks declaratory judgment that the USPTO’s rules and regulations that allow for revival of abandoned, international patent applications under the “unintentional” standard are invalid, and similar relief in connection with one or more counterclaims it has filed in the Delaware litigation. Our motion to intervene in this lawsuit was granted in October 2012. In December 2012, the district court dismissed the case with prejudice as barred by the applicable statute of limitations. In February 2013, Exela appealed the district court’s decision to the Court of Appeals for the Federal Circuit. Oral argument was held on February 3, 2014. A decision by the Court of Appeals in favor of Exela could result in the invalidation of the ‘218 patent.

Additionally, in September 2012, an unidentified third party (subsequently identified as Exela) filed with the USPTO a Request for Ex Parte Reexamination of the ‘222 patent. In December 2012, we received notice that the USPTO had granted the Request for Reexamination. The reexamination process is provided for by law and requires the USPTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third party or the USPTO. In February 2013, we and Pharmatop filed with the USPTO a patent owner’s statement commenting on the reexamination request, and in April 2013, Exela filed comments in response to the patent owner’s statement. In a non-final, initial office action issued by the USPTO on August 13, 2013, the USPTO rejected certain claims of the ‘222 patent. A response to the first office action was filed in November 2013.

In addition, in January 2014, an unidentified third party filed with the USPTO a Request for Ex Parte Reexamination of the ‘218 patent. All of the claims of the ‘222 and ‘218 patents remain valid and in force during the reexamination proceedings. Because we and Pharmatop believe that the scope and validity of the patent claims in these patents are appropriate and that the USPTO’s prior issuances of the patents were correct, we, in conjunction with Pharmatop, will vigorously defend these patents. We cannot predict whether we and Pharmatop ultimately will succeed in maintaining the scope and validity of the claims of these patents during reexamination. If any of the patent claims in these patents ultimately are narrowed during prosecution before the USPTO, the extent of the patent coverage afforded to OFIRMEV could be impaired, which could potentially harm our business and operating results.

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

We depend on our licensor, BMS, and its licensor, Pharmatop, to protect the proprietary rights covering OFIRMEV and we have limited, if any, control over the amount or timing of resources that BMS or Pharmatop devote on our behalf, or the priority they place on maintaining and enforcing our patent rights, and prosecuting patent applications to our advantage. Pharmatop is under a contractual obligation to BMS to maintain the issued OFIRMEV patents in the U.S. and Canada. BMS has the opportunity to consult, review and comment on any patent office communications.

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

It is possible that Pharmatop or BMS could take some action or fail to take some action that could harm the patents related to OFIRMEV. For example, if Pharmatop decides it no longer wants to maintain the OFIRMEV patents or if Pharmatop or BMS decide not to defend the patents against third party challenges, we risk losing the benefit of all or some of those patent rights. Moreover, Pharmatop or BMS may experience serious difficulties related to their respective businesses or financial stability, and may be unwilling or unable to continue to expend the financial resources required to maintain and prosecute these patents and patent applications, or to defend the patents against third party challenges.

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

We began generating revenues from the commercialization of OFIRMEV in January 2011. Prior to that time, we focused primarily on in-licensing and developing OFIRMEV and our former product candidate, omiganan pentahydrochloride, with the goal of supporting regulatory approval for these product candidates. We have incurred losses in each year since our inception in May 2004, including net losses of $24.3 million, $81.0 million, and $93.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, we had an accumulated deficit of $472.0 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and our working capital. For example, while our development expenses have decreased since 2010 due to the completion of our clinical development program for OFIRMEV, our sales, marketing, manufacturing and legal expenses have increased significantly since that time in connection with the commercialization OFIRMEV. In addition, we are required to pay a royalty on net sales of OFIRMEV, which includes minimum obligations, and we may be required to make future milestone payments upon the achievement of certain net sales levels of OFIRMEV. We also have minimum purchase obligations under our supply agreement with our contract manufacturer for OFIRMEV. As a result, we expect to continue to incur operating losses until we are able to generate sufficient revenues to operate profitably. Because of the numerous risks and uncertainties associated with developing and marketing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Our net operating loss carryforwards and research and development tax credits may expire and not be used. As of December 31, 2013, we had generated federal and state net operating loss carryforwards of approximately $392.1 million and $387.6 million, respectively. We also had federal and state research and development tax credit carryforwards of approximately $4.1 million and $2.5 million, respectively.

Our net operating loss carryforwards will begin expiring in 2024 for federal purposes and 2014 for state purposes if we have not used them prior to that time. Our federal tax credits will begin expiring in 2025 unless previously used and our state tax credits carryforward indefinitely. Additionally, under Internal Revenue Code Sections 382 and 383, the annual use of our net operating loss carryforwards and research tax credits will be limited in the event a cumulative change in our ownership occurs within a three-year period. We have completed an analysis through December 31, 2012, and determined that we experienced an ownership change in March 2006. However, this ownership change did not result in the forfeiture of any net operating loss carryforwards or research tax credits. Therefore, we have reinstated the (1) deferred tax assets for net operating losses of approximately $149.1 million and (2) research and development credits of approximately $6.8 million generated through 2012 to our deferred tax asset schedule. Further, we have recorded a corresponding increase to our valuation allowance. The analysis did not have any impact on our unrecognized tax benefits. There is risk that additional changes in ownership have occurred since the completion of our analysis, which was through December 31, 2012. If a change in ownership were to have occurred, additional net operating loss and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

Our results of operations and liquidity needs could be materially negatively affected by market fluctuations and economic downturn.

Our results of operations could be materially negatively affected by economic conditions generally, both in the U.S. and elsewhere around the world. Continuing concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, and the U.S. mortgage market in the U.S. have contributed to increased volatility and shifting expectations for the economy and the markets going forward. These factors, combined with volatile commodity prices, fluctuating business and consumer confidence and continued unemployment concerns, have precipitated significant economic uncertainty. Domestic and international equity markets continue to experience heightened volatility and turmoil. These events and the continuing market changes may have an adverse effect on us. In the event of continuing market turbulence, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds, if necessary, and our stock price may decline.

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

The trading prices for our common stock during the 52 weeks ending December 31, 2013 ranged from a high of $10.09 to a low of $4.45. The market price of our common stock is likely to continue to be highly volatile and may fluctuate substantially due to many factors, including:

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

As of December 31, 2013, our executive officers and directors and their affiliates together controlled approximately 27% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets, and might affect the prevailing market price of our common stock.

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

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. Our amended and restated bylaws also provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders. These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors, including to delay or impede a merger, tender offer or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

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

Effective January 1, 2014, we expanded the space that we lease for our headquarters in San Diego, California, from 16,600 square feet to approximately 23,750 square feet. Our current lease term expires in May 2019, and we have the right to renew the lease for one additional five-year period. We have no laboratory, research, manufacturing or warehouse facilities. We currently do not plan to purchase or lease facilities for manufacturing, packaging or warehousing as such services are provided to us by third-party contractors. We believe that our current facilities are adequate for our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

Item 3.	Legal Proceedings

‘222 and ‘218 Patent Litigation: Exela Pharma Sciences, LLC and Paddock Laboratories, Inc. (Perrigo Company)

In August 2011, we and Pharmatop filed suit in the United States District Court for the District of Delaware against Paddock Laboratories, Inc., Perrigo Company and Paddock Laboratories, LLC, collectively referred to herein as Perrigo, and against Exela Pharma Sciences, LLC, Exela PharmaSci, Inc. and Exela Holdings, Inc., collectively referred to herein as Exela. The lawsuit followed the notices that we received in July 2011 from each of Perrigo and Exela concerning their filings of ANDAs containing a “Paragraph IV” patent certification with the FDA for a generic version of OFIRMEV. In the lawsuit, we alleged that Perrigo and Exela each infringed the ‘222 patent and the ‘218 patent by filing their respective ANDAs seeking approval from the FDA to market a generic version of OFIRMEV prior to the expiration of these patents. The ‘222 and the ‘218 patents are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange

Book. The patent infringement lawsuit was filed within 45 days of receipt of the pertinent notice letters, thereby triggering a stay of FDA approval of the Perrigo ANDA and the Exela ANDA until the earlier of the expiration of a 30-month period, the expiration of the ‘222 and ‘218 patents, the entry of a settlement order or consent decree stating that the ‘222 and ‘218 patents are invalid or not infringed, a decision in the case concerning infringement or validity that is favorable to Perrigo or Exela, or such shorter or longer period as the Court may order. Each of Perrigo and Exela filed an answer in the case that asserted, among other things, non-infringement and invalidity of the asserted patents, as well as certain counterclaims.

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

A bench trial for the lawsuit with Exela was held in May 2013, with one additional trial date held in early July 2013. In November 2013, the court ruled in favor of us and found that Exela’s ANDA for a generic version of OFIRMEV infringed the ‘222 and ‘218 patents. An appeal of the decision in favor of us was filed by Exela on December 20, 2013. It is not possible to predict the outcome of this appeal, and an adverse outcome could result in the launch of one or more generic versions of OFIRMEV before the expiration of the last of the listed patents in June 6, 2021 (or December 6, 2021 if pediatric exclusivity is granted), which could adversely affect our ability to successfully maximize the value of OFIRMEV, and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

‘222 and ‘218 Patent Litigation: Fresenius Kabi USA, LLC, Sandoz, Inc. and Wockhardt USA LLC

In January 2013, we filed suit in the United States District Court for the Southern District of California against Fresenius Kabi USA, LLC, or Fresenius, following receipt of a December 2012 notice from Fresenius concerning its submission of a New Drug Application, or NDA, containing a Paragraph IV patent certification with the FDA for a generic version of OFIRMEV. In February 2013, we filed suit in the United States District Court for the Southern District of California against Sandoz, Inc., or Sandoz, following receipt of a December 2012 notice from Sandoz concerning its submission of an ANDA containing a Paragraph IV patent certification with the FDA for a generic version of OFIRMEV. In October 2013, we filed a motion to amend our complaint against Sandoz to join Sandoz AG, Neogen International N.V., APC Pharmaceuticals, LLC, and DIACO S.p.A. (together with Sandoz, the Sandoz Parties) to the lawsuit against Sandoz due to the involvement of each of these companies with the preparation of the Sandoz ANDA and related matters.

In the lawsuits against Fresenius and the Sandoz Parties, which were coordinated for purposes of discovery and other pretrial proceedings in the Southern District of California, we alleged that Fresenius and the Sandoz Parties each infringed the ‘222 patent and the ‘218 patent by filing an NDA, in the case of Fresenius, or an ANDA, in the case of the Sandoz Parties, seeking approval from the FDA to market a generic version of OFIRMEV prior to the expiration of these patents. Both Fresenius and the Sandoz Parties filed answers in the Southern District of California asserting, among other things, non-infringement and invalidity of the asserted patents, as well as certain counterclaims. Both the Fresenius and Sandoz lawsuits were filed within 45 days of receipt of the respective notice letters, thereby triggering a stay of FDA approval of the Fresenius NDA and the Sandoz ANDA until the earlier of the expiration of a 30-month period, the expiration of the ‘222 and ‘218 patents, the entry of a settlement order or consent decree stating that the ‘222 and ‘218 patents are invalid or not infringed, a decision in the case concerning infringement or validity that is favorable to Fresenius and/or the Sandoz Parties, or such shorter or longer period as the court may order.

In January 2014, we entered into a settlement agreement and a binding term sheet for a license agreement with the Sandoz Parties. The settlement agreement includes a stipulation by the parties requesting dismissal with prejudice of the lawsuit filed by us relating to the ANDA filed by Sandoz. Under the terms of the license, we granted to the holder of the Sandoz ANDA and its affiliates the non-exclusive right to market a generic intravenous acetaminophen product in the United States under the Sandoz ANDA beginning December 6, 2020, or earlier under certain circumstances. We also agreed that in the event that we determine to launch an authorized generic version of OFIRMEV (i.e., a generic version marketed under our NDA) in the U.S. and Perrigo elects not to exercise its right of first refusal to become the distributor of the authorized generic version of the product, we will grant a similar right of first refusal to the holder of the Sandoz ANDA on substantially the same terms as those previously granted to Perrigo. In addition, the license agreement will contain provisions regarding indemnification, confidentiality and other customary provisions for agreements of these kinds. The settlement documents are subject to submission to the Federal Trade Commission and the U.S. Department of Justice. Litigation remains ongoing against Fresenius, and the bench trial for such lawsuit is tentatively scheduled to commence on July 14, 2014.

In December 2013, we received a notice from Wockhardt USA LLC, or Wockhardt, stating that Wockhardt filed an ANDA containing a Paragraph IV patent certification with the FDA for a generic version OFIRMEV. This notice stated that the Paragraph IV patent certification was made with respect to both the ‘222 patent and the ‘218 patent. We filed suit against Wockhardt Limited, Wockhardt BIO AG and Wockhardt on January 22, 2014 in the U.S. District Court of Delaware, and on January 23, 2014, in the U.S. District Court of New Jersey.

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

‘222 and ‘218 Patents: Ex Parte Reexamination

In September 2012, an unidentified third party (subsequently identified as Exela) filed with the United States Patent and Trademark Office, or USPTO, a Request for Ex Parte Reexamination of the ‘222 patent. In December 2012, we received notice that the USPTO had granted the Request for Reexamination. The reexamination process is provided for by law and requires the USPTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third party or the USPTO. In February 2013, we and Pharmatop filed with the USPTO a patent owner’s statement commenting on the reexamination request, and in April 2013, Exela filed comments in response to the patent owner’s statement. In a non-final, initial office action issued by the USPTO on August 14, 2013, the USPTO rejected certain claims of the ‘222 patent. A response to the first office action was filed in November 2013.

In addition, in January 2014, an unidentified third party filed with the USPTO a Request for Ex Parte Reexamination of the ‘218 patent. All of the claims of the ‘222 and ‘218 patents remain valid and in force during the reexamination proceedings. Because we and Pharmatop believe that the scope and validity of the patent claims in these patents are appropriate and that the USPTO’s prior issuances of the patents were correct, we, in conjunction with Pharmatop, will vigorously defend these patents. We cannot predict whether we and Pharmatop ultimately will succeed in maintaining the scope and validity of the claims of these patents during reexamination. If any of the patent claims in these patents ultimately are narrowed during prosecution before the USPTO, the extent of the patent coverage afforded to OFIRMEV could be impaired, which could potentially harm our business and operating results.

‘218 Patent Litigation: Exela Pharma Sciences, LLC

In April 2012, Exela filed suit against David J. Kappos and the USPTO in the United States District Court for the Eastern District of Virginia for declaratory judgment seeking a reversal of the USPTO’s decision not to act on a petition by Exela to vacate the USPTO’s April 2003 order reviving the international application for the ‘218 patent. The lawsuit followed the USPTO’s rejection of Exela’s petition to the USPTO filed in November 2011, which sought to vacate the April 23, 2003 order granting Pharmatop’s petition to revive the ‘218 patent. The USPTO determined that Exela lacked standing to seek such relief. Exela also seeks declaratory judgment that the USPTO’s rules and regulations that allow for revival of abandoned, international patent applications under the “unintentional” standard are invalid, and similar relief in connection with one or more counterclaims it has filed in the Delaware litigation. Our motion to intervene in this lawsuit was granted in October 2012. In December 2012, the district court dismissed the case with prejudice as barred by the applicable statute of limitations. In February 2013, Exela appealed the district court’s decision to the Court of Appeals for the Federal Circuit. The Court of Appeals heard oral argument on the appeal in February 2014. A decision by the Court of Appeals in favor of Exela could result in the invalidation of the ‘218 patent.

Stockholder Class-Action Litigation Regarding Our Pending Acquisition by Mallinckrodt plc

Following the February 11, 2014, announcement that we had entered into an agreement and plan of merger with Mallinckrodt and Merger Sub, six putative class-action lawsuits were filed in the Court of Chancery of the State of Delaware: Wolfson v. Cadence Pharmaceuticals, Inc., et al., No. 9341-VCP (filed February 12, 2014); Goode v. Garner, et al., No. 9361-VCP (filed February 18, 2014); Bushansky v. Cadence Pharmaceuticals Inc., et al., No. 9365-VCP (filed February 19, 2014); Bokol v. Cadence Pharmaceuticals Inc., et al., No. 9367 (filed February 19, 2014); Elvir v. Cadence Pharmaceuticals Inc., et al., No. 9370-VCP (filed February 19, 2014); and Nguyen v. Cadence Pharmaceuticals, Inc., et al., No. 9376-VCP (filed February 21, 2014). Two substantially identical putative class-action lawsuits were filed in the Superior Court of California, County of San Diego: Denny v. Cadence Pharmaceuticals, Inc., et al., No. 37-2014-00002579-CU-BT-CTL (filed February 13, 2014) and Militello v. Cadence Pharmaceuticals, Inc., et al., No. 37-00003634-CU-BT-CTL (filed February 20, 2014). The complaints allege that members of our board of directors breached their fiduciary duties to our stockholders in connection with the proposed transaction and that the merger agreement involves an unfair price, an inadequate sales process, and unreasonable deal protection devices that purportedly preclude competing offers. The complaints other than Bushansky further allege that we, Mallinckrodt, and/or Merger Sub aided and abetted the alleged breaches of fiduciary duties. The lawsuits seek an injunction against the consummation of the merger and rescission of the merger agreement to the extent the merger may already be consummated prior to the entry of the court’s final judgment, and an award of costs and expenses, including attorneys’ and experts’ fees.

We intend to vigorously defend against these claims. The outcome of this litigation cannot be predicted at this time and any outcome in favor of the plaintiffs could have an adverse effect on the proposed transaction, our financial condition, and our results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “CADX.” As of February 21, 2014, there were 89,183,960 shares of common stock outstanding held by approximately 25 stockholders of record. Many stockholders hold their shares in street name and we believe that there are more than 5,500 beneficial owners of our common stock. The closing price of our common stock on the NASDAQ Global Market on December 31, 2013, the last trading day in 2013, was $9.05 per share. The following table sets forth the high and low sales prices for our common stock as reported on the NASDAQ Global Market for the periods indicated:

	Year Ended December 31,
	2013		2012
	High	Low	High	Low
Period:
First Quarter	$6.85	$4.45	$4.37	$3.44
Second Quarter	$8.26	$6.24	$3.70	$2.56
Third Quarter	$8.07	$4.96	$4.87	$3.49
Fourth Quarter	$10.09	$4.74	$5.00	$2.88

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2013, about our common stock that may be issued upon the exercise of stock options and the vesting of restricted stock units granted to employees and members of our board of directors under all existing equity compensation plans, including our 2006 Equity Incentive Award Plan and our 2004 Equity Incentive Award Plan. The 2006 Equity Incentive Award Plan was adopted at the time of our initial public offering in October 2006, which coincided with the discontinuance of the 2004 Equity Incentive Award Plan. We amended and restated this plan in April 2010, which became effective in June 2010 upon the approval of our stockholders. See Note 11 to the Notes to Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion of our equity plans.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, restricted stock units, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Plan Category:
Equity compensation plans approved by security holders	10,686,905	(1)	$6.72	(2)	3,125,966	(3)
Equity compensation plans not approved by security holders.	—		—		—

Total	10,686,905		$6.72	(2)	3,125,966	(3)

(1)

Of these shares of common stock, 9,941,220 shares were subject to outstanding options under the 2006 Equity Incentive Award Plan and 742,685 shares were subject to outstanding options under the 2004 Equity Incentive Award Plan. In addition, 3,000 of the shares were subject to outstanding restricted stock units under the 2006 Equity Incentive Award Plan.

(2)

As restricted stock units do not have an exercise price, the weighted average exercise price does not take into account the 3,000 restricted stock units outstanding under the 2006 Equity Incentive Award Plan.

(3)

The 2006 Equity Incentive Award Plan contains an “evergreen” provision which allows for annual increases in the number of shares available for future issuance on January 1 of each year through January 1, 2016. The annual increase in the number of shares shall be equal to the lesser of (1) 4% of our outstanding common stock on the applicable January 1 or (2) such lesser amount determined by our board of directors. At January 1, 2013, 2012, 2011, 2010, and 2009, the board of directors approved the amount of shares authorized for future issuance under the 2006 Plan to be increased by 2,570,060 shares, 3,334,952 shares, 1,893,220 shares, 1,766,960 shares and 1,269,576 shares, respectively, under this provision. Effective January 1, 2014, the board of directors authorized an additional 3,295,349 shares for future issuance under the 2006 Plan pursuant to the provision.

Performance Graph

The following stock performance graph illustrates a comparison of the total cumulative stockholder return on our common stock to two indices; the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 at the close of business on December 31, 2008, and that all dividends, if any, were reinvested. No cash dividends have been declared or paid on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

The selected financial data set forth below is derived from our audited financial statements and may not be indicative of future operating results. Audited balance sheets at December 31, 2013 and 2012 and the related audited statements of operations and of cash flows for each of the three years in the period ended December 31, 2013 and notes thereto appear elsewhere in this Annual Report on Form 10-K. Audited balance sheets at December 31, 2011, 2010 and 2009 and the related audited statements of operations and of cash flows for 2010 and 2009 are not included elsewhere in this Annual Report on Form 10-K.

The following selected financial data should be read in conjunction with the financial statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(in thousands, except share and per share data)	2013	2012	2011	2010	2009
Statement of Operations Data:
Product revenue, net	$110,529	$50,066	$11,486	$—	$—
License revenue	2,027	118	5,210	—	—

Total net revenue	112,556	50,184	16,696	—	—
Cost of product sales	37,973	23,256	12,406	—	—
Amortization of patent license	1,343	1,343	1,567	—	—
Research and development	6,743	6,519	8,885	13,757	19,464
Selling, general and administrative	94,482	86,843	81,504	39,347	24,620
Impairment of long-lived assets	—	7,723	—	1,522	—
Other	(441)	1,174	1,076	291	413

Loss from operations	(27,544)	(76,674)	(88,742)	(54,917)	(44,497)
Interest income	69	123	136	106	182
Interest expense	(4,467)	(4,449)	(4,424)	(2,144)	(1,137)
Other income (expense)	7,648	27	9	312	(39)

Net loss	$(24,294)	$(80,973)	$(93,021)	$(56,643)	$(45,491)

Basic and diluted net loss per share(1)	$(0.28)	$(0.95)	$(1.41)	$(1.09)	$(0.93)

(1)

There is a lack of comparability in the per share amounts between the periods presented as a result of the issuance of 21,800,000 shares of common stock pursuant to a public offering in the fourth quarter of 2011, 12,500,000 shares of common stock pursuant to a public offering in the fourth quarter of 2010 and 12,040,000 shares of common stock pursuant to a private placement in the first quarter of 2009.

	As of December 31,
(in thousands)	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$57,401	$62,072	$127,227	$134,141	$82,006
Accounts receivable, net	$9,300	$6,152	$2,208	$—	$—
Inventory	$8,646	$6,498	$1,388	$485	$—
Working capital	$41,345	$55,517	$116,892	$121,319	$67,193
Total assets	$90,803	$97,679	$163,665	$163,786	$92,563
Long-term debt, less current portion and discount	$18,538	$28,818	$28,696	$24,654	$—
Accumulated deficit	$(471,950)	$(447,656)	$(366,683)	$(273,662)	$(217,019)
Total stockholders’ equity	$34,878	$47,811	$119,310	$123,960	$75,063

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In 2006, we in-licensed the exclusive U.S. and Canadian rights to OFIRMEV an intravenous formulation of acetaminophen, from BMS, which currently markets the product in Europe and several other markets under the brand name Perfalgan®. In November 2010, OFIRMEV was approved by the FDA, and we commercially launched OFIRMEV in the U.S. in January 2011. Our initial focus during the launch of OFIRMEV was to ensure formulary adoption, which we believe was an important first step to broad market acceptance, and by the end of 2013, OFIRMEV had been successfully placed on formulary at approximately 2,400 institutions. Our current focus is educating doctors, pharmacists and other healthcare professionals on the appropriate use of OFIRMEV and effective approaches to utilizing multimodal analgesia. We believe we are beginning to see the dividends of this strategy as our revenue has consistently grown each quarter since launch. For example, during the year ended December 31, 2013, we recorded net product revenue of $110.5 million, an increase of $60.4 million, or 121%, from the $50.1 million reported for 2012.

In executing our business strategy, we have incurred significant net losses since our inception and have financed our operations primarily through the sale of equity securities in both public and private offerings. Most recently, we sold 21.8 million shares in a public offering in the fourth quarter of 2011 and received aggregate net proceeds of approximately $77.3 million (after underwriting discounts and offering costs). From inception through December 31, 2013, we have received total net proceeds of approximately $448.4 million from the sale of our preferred stock, common stock and warrants to purchase common stock. Additionally, we have entered into multiple loan and security agreements with Oxford Finance LLC, Silicon Valley Bank and General Electric Capital Corporation to provide us with growth capital. As of December 31, 2013, the principal balance outstanding on our current facility with this loan syndicate was $30.0 million.

Recent Development

On February 10, 2014, we entered into the Merger Agreement with Mallinckrodt and Merger Sub pursuant to which, and on the terms and subject to the conditions in the Merger Agreement, among other things, Merger Sub commenced a tender offer on February 19, 2014 to acquire all of the outstanding shares of our common stock at a purchase price of $14.00 per share in cash, without interest. The Merger Agreement includes a remedy of specific performance and is not subject to a financing condition.

The obligation of Merger Sub to purchase the shares of our common stock validly tendered pursuant to the tender offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including (1) that there shall have been validly tendered and not validly withdrawn a number of shares of our common stock that, when added to the shares then owned by Mallinckrodt and its subsidiaries, represents one more than 50% of the total number of shares of our common stock outstanding at the time of the expiration of the tender offer, (2) the expiration or termination of applicable waiting periods under the HSR Act, (3) the accuracy of the representations and warranties and compliance with covenants contained in the Merger Agreement, (4) the absence of any law, order, injunction or decree by any government, court or governmental entity that would make illegal or otherwise prohibit the tender offer or the merger, (5) there not having been a material adverse effect with respect to our company, (6) the delivery of certain audited and unaudited financial statements, and (7) other customary conditions.

The Merger Agreement contains certain termination rights in favor of each our company and Mallinckrodt, including under certain circumstances, the requirement for us to pay to Mallinckrodt a termination fee of approximately $20.2 million, or approximately 1.5% of the purchase price. We also agreed (1) to cease any existing, and agreed not to solicit or initiate any additional, discussions with third parties regarding other proposals to acquire us and (2) to certain restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our board of directors.

Following the completion of the tender offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into us, with our company surviving as an indirect wholly owned subsidiary of Mallinckrodt, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law without any stockholder approvals. At the Effective Time, by virtue of the merger and without any action on the part of the holders of any shares of our common stock, each outstanding share of our common stock, other than any shares owned by Mallinckrodt, Merger Sub or any wholly owned subsidiary of Mallinckrodt or held in our treasury, or any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be canceled and converted into the right to receive an amount in cash equal to the Offer Price. In addition, (1) effective as of immediately prior to the Effective Time, each of our outstanding stock options will fully vest and automatically be canceled and terminated as of the Effective Time and the holder thereof will be entitled to receive an amount in cash, without interest and less the amount of any tax withholding, equal to the product of (a) the number of shares of our common stock underlying such option multiplied by (b) the excess, if any, of the Offer Price over the exercise price per share of such option, (2) effective as of immediately prior to the Effective Time, each of our outstanding restricted stock units, other than the Specified Restricted Stock Units, will fully vest and the restrictions thereon will lapse, and each such restricted stock unit will be canceled and converted into the right to receive an amount in cash, without interest and less the amount of any tax withholding, equal to the product of (a) the Offer Price multiplied by (b) the number of shares of our common stock underlying such restricted stock unit, and (3) at the Effective Time, each outstanding Specified Restricted Stock Unit will be canceled and converted into an award, or a Converted Award, representing the right to receive an amount in cash equal to the product of (a) the Offer Price multiplied by (b) the number of shares of our common stock underlying such Specified Restricted Stock Unit. Each Converted Award shall continue to vest and be settled in cash in accordance with the terms of the applicable Specified Restricted Stock Unit award agreement, subject to accelerated vesting under certain circumstances, including in the event of the holder’s death or disability or an involuntary termination of employment that would otherwise qualify the holder to severance under any employment or severance plan or agreement to which the holder is a party or in which the holder is eligible to participate as of the date of grant. The foregoing treatment of the Specified Restricted Stock Unit Awards will supersede any more favorable vesting provisions in our equity plan or any employment or severance plan or agreement to which the holder is a party or in which the holder is eligible to participate (including employment agreements with our executive officers).

The Merger Agreement contains customary representations, warranties and covenants, including covenants obligating us to continue to conduct our business in the ordinary course and to cooperate in seeking regulatory approvals.

Our board of directors has unanimously (1) determined that the Merger Agreement and the transactions contemplated thereby are advisable and fair to, and in the best interests of, our stockholders, (2) approved and declared advisable the Merger Agreement and the transactions contemplated thereby and (3) resolved to recommend acceptance of the tender offer by our stockholders. The board of directors of Mallinckrodt has also unanimously approved the transaction. We expect to complete the Merger in mid to late March 2014, subject to the satisfaction of the closing conditions.

Operations

Revenue

Our primary source of revenue is from the sale of OFIRMEV to hospitals and other end-user customers. Additionally, we have licensed certain data to Terumo Corporation, or Terumo, for their use in seeking and obtaining regulatory approval and commercializing the same intravenous formulation of acetaminophen in Japan.

Product Revenue

In January 2011, we launched commercial sales of OFIRMEV and began shipping product to independent wholesalers, which sell OFIRMEV to hospitals and other end-user customers. Our initial focus for revenue growth was to promote rapid hospital formulary adoption of the product. During the second half of 2011, our sales force placed additional emphasis on generating pull-through hospital sales of OFIRMEV, and we have continued this focus by actively promoting the product through a variety of marketing programs to inform end-user customers about OFIRMEV. Our goal is that these programs will lead to an increasing number of patients being treated with OFIRMEV, which, in turn, will lead to increased utilization of OFIRMEV. We believe these efforts have had a positive impact on our growth as unique accounts that had ordered OFIRMEV as of December 31, 2013, grew 30% to more than 4,900, from over 3,750 at December 31, 2012. Further, the average order frequency of our end-user customers increased by approximately 16% during the year ended December 31, 2013, compared to 2012, and the average order size of our end-user customers increased by 23% during the same period.

The impact of the continued growth in these metrics is evident in our net product revenue trends. Specifically, our net product revenue for the year ended December 31, 2013, was $110.5 million, 121% higher than the $50.1 million reported for the year ended December 31, 2012, and more than nine times the $11.5 million reported for the year ended December 31, 2011. Included in net revenue for the year ended December 31, 2013, was $2.6 million of net revenue recognized during the period on shipments of product that had previously been deferred as a result of a change in our accounting estimate for revenue recognition.

We intend to continue our marketing strategies to promote OFIRMEV for the foreseeable future and believe there are substantial growth opportunities available through continued promotion of the product.

License Revenue

In November 2010, we entered into a data license agreement with Terumo and Pharmatop. As part of the data license agreement, we provided to Terumo certain data and information resulting from our clinical development program for OFIRMEV for Terumo’s use in obtaining regulatory approval for and commercializing the same intravenous formulation of acetaminophen in Japan. Further, under the agreement we were to provide to Terumo, without charge, up to 500 hours of technical assistance and consulting services through November 2012 in relation to the licensed technical information, data and know-how in order to assist Terumo in obtaining regulatory approval and manufacturing capacity for the product candidate. In April 2011, we received an upfront payment of $5.3 million under the terms of the data license agreement and during the year ended December 31, 2011, we recognized $5.2 million of licensing revenue under the data license agreement with Terumo for the data provided and consulting hours incurred. The remaining payment balance of $0.1 million was recognized during the year ended December 31, 2012, upon the expiration of our obligation to provide up to 500 hours of technical assistance and consulting services.

In June 2013, Terumo received regulatory approval from the Japanese Ministry of Health, Labour & Welfare for the IV acetaminophen formulation licensed from us and Pharmatop, and in November 2013,

Terumo commenced commercial sales of its product. Pursuant to the terms of the data license agreement, we received from Terumo a non-refundable payment of $2.0 million which we recorded as licensing revenue during the year ended December 31, 2013. In addition, we are entitled to royalty payments on the product’s commercial sales in Japan, which we will recognize as royalty revenue in the quarter in which we receive the sales information from Terumo. We did not recognize any royalty revenue during the years ended December 31, 2013, 2012 and 2011, and we do not expect this royalty revenue to contribute materially to our financial results in the foreseeable future.

Cost of Sales

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

The finished product, OFIRMEV, is currently supplied to us by BMS Anagni. Previously, Baxter Healthcare Corporation, or Baxter, also manufactured OFIRMEV for us. However, in February 2012, we temporarily suspended production of OFIRMEV by Baxter and in March 2013, we and Baxter, mutually agreed to terminate our supply agreement for OFIRMEV. We continued to incur certain manufacturing costs related to Baxter during the suspension, which are included in cost of sales for the year ended December 31, 2012. In February 2012, we placed certain inventory produced by Baxter on indefinite hold as a result of our February 2012 voluntary recall of product manufactured by Baxter and recorded the write-off of this inventory in costs of sales. In addition, at December 31, 2012, we accrued for the estimated destruction costs related to this product. Moreover, due to the termination of the supply agreement with Baxter, we reduced the carrying value of our manufacturing assets and manufacturing equipment and facility construction assets in process to their current estimated fair value as of December 31, 2012. Further, as of December 31, 2012, we fully impaired our estimated asset retirement obligation associated with the supply agreement because of our obligation to remove our equipment. See Critical Accounting Policies and Estimates — Long-Lived Assets for further discussion of this impairment.

During the 2012 suspension of production by Baxter, we transitioned our supply of OFIRMEV to BMS Anagni, which is presently acting as our sole supplier for the product. As a result of this transition, and in an effort to minimize any potential short-term supply disruption, we incurred expedited freight costs on certain shipments of OFIRMEV during the first half of 2012. These expedited freight costs were recognized through the sale of the related inventory in 2012 and there was no impact from these shipments on our costs of sales in 2013. No further supply shortages are anticipated as a result of the termination of the Baxter agreement, as we continue to distribute product manufactured by BMS Anagni.

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

Interest and Other Income and Expense

Our interest income consists primarily of interest earned on our cash, cash equivalents and short-term investments. Interest expense consists of the interest we incur under our loan and security agreements and the amortization of the related debt issuance costs. Other income and expense includes gains or losses recognized on transactions denominated in foreign currencies and other transactions not related to our operations, including the waiver and termination of our option to purchase Incline Therapeutics, Inc., or Incline, and the sale of our Incline stock in January 2013.

Our current loan and security agreement had a principal balance of $30.0 million throughout 2013 as we made interest-only payments under the agreement. However, in January 2014, we began making equal monthly principal and interest payments to fully amortize the balance over a 30-month term. This facility has a fixed interest rate of 10.9545% and, as we make principal payments, we anticipate that our interest expense will decline.

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

As of December 31, 2013, we had federal and state net operating loss carryforwards of approximately $392.1 million and $387.6 million, respectively. If not utilized, the net operating loss carryforwards will begin expiring in 2024 for federal purposes and 2014 for state purposes. Additionally, we had both federal and state research and development tax credit carryforwards of approximately $4.1 million and $2.5 million, respectively. The federal tax credits will begin expiring in 2025 unless previously utilized and the state tax credits carryforward indefinitely.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards and development tax credit carryforwards that could be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the utilization of the net operating losses and tax credits before they expire. We recently completed an analysis that examined our ownership changes through December 31, 2012, pursuant to Sections 382 and 383 and determined that we experienced an ownership change in March 2006. However, this ownership change did not result in the forfeiture of any net operating losses or research and development credits. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recognized any federal or state income tax benefit in our statement of operations and, due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate. There is risk that additional changes in ownership have occurred since the completion of our analysis, which was through December 31, 2012. If a change in ownership were to have occurred, additional net operating loss and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

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

Revenue Recognition

We sell OFIRMEV predominantly to wholesalers. Our primary distribution channel for OFIRMEV involves our third party logistics distributor, which distributes the product to independent wholesalers, which in turn distribute the product directly to hospitals and other end-user customers. We also sell the product directly to end-user customers, and we have contracted with group purchasing organizations whose members consist of hospitals and other-end user customers.

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

We record certain fees, sales reserves and allowances as a reduction to gross revenue, as applicable. These reserves and allowances include distribution service fees, a prompt payment reserve, a group purchasing discount and administrative service fee, discounts to certain end-user hospitals and governmental programs, and a reserve for estimated product returns, as applicable. Distribution service fees arise from contractual agreements between us and certain wholesalers for distribution services they provide with respect to OFIRMEV. These fees are generally a fixed percentage of the price of the product purchased by these wholesalers. The prompt payment reserve is based upon cash discounts we offer certain wholesalers as an incentive to meet certain payment terms. We account for these cash discounts at the time the sale is made to the wholesalers. The group purchasing discount and administrative service fee is based upon contracted discounts we provide to members of certain purchasing groups. We estimate the sales through our wholesalers to the group purchasing organization members and accrue for the chargebacks we anticipate from such sales based on the difference between the current retail price and the reduced price paid by the group purchasing organization members. A group purchasing organization administrative fee that we incur in exchange for administrative services provided by the group purchasing organizations for these transactions is also accrued at the time of sale. We also provide predetermined discounts under certain government programs, which are recorded at the time of sale. Our product return estimate is based on historical return rates of our product.

Revenue from the data and services elements of our data license agreement with Terumo was recognized upon delivery of the goods and services provided, based upon the consideration allocated to each deliverable. We allocated the consideration to each deliverable based upon our review of the agreement pursuant to multiple-element arrangement guidance. We determined both the data license and consulting service deliverables were separate units of accounting, each having value on a standalone basis, and estimated the fair value of each item. The value of the data license was based upon similar proposals from third parties and internal costs we incurred in developing the data and obtaining similar rights. The value of the consulting services was based on contracts we had engaged with third parties for similar services. These values were consolidated and adjusted based upon the relative fair value of the consideration received pursuant to the agreement and there is no right of return or similar refund provisions in the data license agreement. Consideration allocated to the data license was recognized as revenue upon delivery of the data in 2011. Consideration allocated to the consulting services was recognized as revenue as such services were rendered, through termination of the required service period in November 2012.

In addition to the data and services revenue previously recognized, the data license agreement with Terumo also entitled us to receive a one-time, non-refundable license fee upon Terumo’s first commercial sale of its IV acetaminophen product in Japan, which occurred in November 2013, and royalty payments on any commercial sale of the product in Japan. We have determined these payments to be contingent fees in accordance with multiple-element arrangement guidance and we recognize the related revenue as it is earned in accordance with the terms of the agreement. Accordingly, we recognized $2.0 million of license revenue in November 2013 for the one-time license fee paid by Terumo following the first commercial sale of its IV acetaminophen product. We recognize royalty revenue on Terumo’s sales at the time we can reliably estimate such amount. We did not recognize any royalty revenue during the year ended December 31, 2013, as we could not accurately estimate the total sales by Terumo during the period. We anticipate we will record these quarterly royalties one quarter in arrears as Terumo submits its sales and related data to us, the amount of which is not expected to be material.

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

In February 2012, we placed certain inventory produced by Baxter on indefinite hold and temporarily suspended production of OFIRMEV by Baxter pending the outcome of an investigation into unidentified particulate matter observed during routine product stability testing. In March 2013, we and Baxter mutually agreed to terminate our supply agreement for OFIRMEV. We recorded charges of $5.6 million for the fourth quarter of 2011 and $0.2 million for the first quarter of 2012 in cost of sales to fully write-down the value of this inventory. Further, we accrued for the destruction costs related to this product as of December 31, 2012. During the suspension, we transitioned the supply of OFIRMEV to BMS Anagni, which is presently acting as our sole supplier for the product. No supply shortages are anticipated as a result of the termination of our supply agreement with Baxter as we continue to distribute product manufactured by BMS Anagni.

Stock-Based Compensation

We account for stock-based compensation by calculating the fair value of equity awards on the date of grant. We calculate the fair value of stock options using the Black-Scholes pricing model, which requires a number of estimates, including the expected lives of awards, interest rates, stock volatility and other assumptions. Restricted stock units, or RSUs, are measured based on the fair market value of the underlying stock on the date of grant. We apply a forfeiture rate to estimate the number of grants that will ultimately vest. If the awards are performance based, we also assess the likelihood of the vesting conditions occurring and apply an appropriate factor in recognizing the expense.

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

A substantial portion of our capital assets are associated with our previous supply agreement with Baxter. As part of the agreement, which was terminated in March 2013, we agreed to fund specified improvements to the facilities and the construction of the manufacturing equipment to be used for the production of OFIRMEV. In February 2012, we suspended production of OFIRMEV by Baxter, and in March 2013, we and Baxter mutually terminated our supply agreement for OFIRMEV. As a result of the termination, we reduced the carrying value of our manufacturing assets, manufacturing equipment and facility construction assets in process to their current estimated fair value, resulting in an impairment charge of $7.0 million for the year ended December 31, 2012. Moreover, we estimated the value of the retirement obligation associated with the supply agreement and fully impaired the asset, resulting in a charge of $0.7 million as of December 31, 2012. In June 2013, we removed our equipment from Baxter’s facility and transferred it to alternative locations as we seek appropriate buyers, alternative uses or other disposal methods for the equipment. We completed our asset retirement obligation associated with the supply agreement in 2013 and released the balance of the accrued obligation, which resulted in a gain of $0.1 million that was recorded in other operating expenses.

The carrying value on our balance sheet of the manufacturing equipment at December 31, 2013 and 2012 was $0.9 million and $1.0 million, respectively. The carrying value of the construction-in process assets related to the agreement at December 31, 2013 and 2012 was $0.3 million and $0.4 million, respectively. The balance of the accrued asset retirement obligation, included in accrued liabilities, at December 31, 2012, was $0.7 million. There was no similar liability for the asset retirement obligation at December 31, 2013.

Results of Operations

Years ended December 31, 2013 and 2012

Revenue

Net product revenue from the sale of OFIRMEV was $110.5 million during the year ended December 31, 2013, an increase of $60.4 million, or 121%, from the $50.1 million reported for the year ended December 31, 2012. Additionally, we recognized $2.0 million of license revenue during 2013 under our data license agreement with Terumo and Pharmatop following Terumo’s first commercial sale of its IV acetaminophen product in Japan. In 2012, we recognized $0.1 million for services we provided to Terumo under the data license agreement.

The increase in product revenue during 2013 as compared to 2012 was primarily due to the increased utilization of OFIRMEV in a variety of surgical settings and price increases we implemented during 2012 and 2013. The increase in utilization is demonstrated by increases in the average order size and frequency of orders by end-user customers. For example, the average order size for our product by end-user customers increased by 23% in 2013 as compared to 2012. Further, the average reorder rate by our end-user customers increased by approximately 16% in 2013 as compared to 2012.

The price increases implemented with respect to OFIRMEV resulted in a higher average selling price during 2013 as compared to 2012. The impact of these price increases resulted in additional net revenue of approximately $13.2 million in 2013 as compared to 2012.

Costs and Expenses

Cost of Product Sales. Our cost of product sales for the year ended December 31, 2013, was $38.0 million, or 34% of net product revenue, compared to $23.3 million, or 47% of net product revenue, for the comparable period in 2012. The improvement in our costs of product sales as a percentage of net product revenue in 2013 was primarily due to costs incurred during 2012 related to our suspension of production at the Baxter facility that were not incurred during 2013. More specifically, we incurred expedited freight costs on certain shipments of OFIRMEV from BMS Anagni in order to meet demand for OFIRMEV following the suspension of manufacturing at Baxter’s facility in February 2012. Additionally, during 2012, we sustained unabsorbed manufacturing costs during the suspension of production by Baxter, which were recognized as period expenses during the year. Similar expedited freight and unabsorbed manufacturing costs were not incurred during 2013. Also contributing to the improvement in our cost of sales as a percentage of net product revenue was the increase in our average selling price combined with a lower average supply price for product sold in 2013 compared to 2012, a lower overhead cost allocation driven by increased production volumes and lower in-bound freight costs from more favorable terms.

Patent Amortization. Patent amortization for each of the years ended December 31, 2013 and 2012 was $1.3 million, as we continue to amortize the $15.0 million license payment made to BMS in November 2010 following the approval of our NDA for OFIRMEV over the estimated life of the patent. As of December 31, 2013, the unamortized balance of our license payment was $10.7 million.

Research and Development Expenses. Research and development expenses increased $0.2 million for the year ended December 31, 2013, to $6.7 million, compared to $6.5 million for 2012. This increase was primarily due to additional costs incurred in 2013 associated with our ongoing pediatric clinical trial, mostly offset by lower personnel costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $7.7 million, or 9%, for the year ended December 31, 2013, to $94.5 million, compared to $86.8 million for 2012. This increase was mostly attributable to higher legal expenses incurred during 2013 related to our intellectual property litigation. We also incurred higher costs in 2013 related to corporate development activities as compared to 2012.

Impairment of Long-Lived Assets. During the year ended December 31, 2012, we recorded impairment charges totaling $7.0 million to reduce the value of our manufacturing assets at Baxter to their estimated net realizable value. The production of OFIRMEV at Baxter had been suspended since February 2012, and in March 2013, we and Baxter mutually agreed to terminate our supply agreement. In addition, we impaired the estimated asset retirement obligation associated with the terminated supply agreement as of December 31, 2012, resulting in a charge of $0.7 million for the year ended December 31, 2012. No similar impairment charges were recorded during the year ended December 31, 2013. However, during 2013, we completed our asset retirement obligations associated with the supply agreement and released the balance of the accrued obligation, resulting in a gain of $0.1 million, which was recorded in other operating expenses.

Other Expenses. During the year ended December 31, 2013, we recognized a gain of $0.6 million from an insurance claim on damaged product. Additionally, we completed our asset retirement obligations associated with the Baxter supply agreement and released the balance of the accrued obligation related to these assets, resulting in a gain of $0.1 million. Partially offsetting these gains in 2013 was a loss on disposal of an asset of $0.2 million.

During 2012, we recorded a loss of $0.9 million upon the disposal of a manufacturing asset being constructed and accrued for the anticipated destruction costs related to recalled inventory which had been written-off during 2012, resulting in a charge of $0.3 million.

Other Income and Expenses, Net

Other income for the year ended December 31, 2013, was $3.3 million, representing an increase of $7.6 million from the net expense of $4.3 million incurred for 2012. This increase was primarily related to the waiver and termination of our option to purchase Incline and the sale of our Incline stock in January 2013. We recorded these assets using the cost method with a combined value of $7.0 million, and as a result of the transaction whereby we received $14.7 million, recorded a gain of $7.7 million during 2013. No similar gain was recorded during the year ended December 31, 2012.

Our interest expense for the year ended December 31, 2013, was $4.5 million, which was consistent with 2012 as the outstanding principal balance under our credit facility remained constant throughout 2012 and 2013. However, in January 2014, we began making equal monthly principal and interest payments to fully amortize the balance over a 30-month term. This facility has a fixed, stated interest rate of 10.9545% and, as we make principal payments, we anticipate that our interest expense will decline.

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

Research and Development Expenses. Research and development expenses decreased $2.4 million for the year ended December 31, 2012, to $6.5 million, compared to $8.9 million for 2011. This decrease was primarily due to our transition to a commercially-focused organization whereby we implemented a restructuring of our workforce in November 2011, resulting in the reduction of twelve employees in our research and development organization. As a result, our personnel-related costs and the corporate overhead cost allocations which are based on headcount, decreased significantly in 2012 as compared to 2011. However, in 2012 we began establishing sites and enrolling patients in our FDA-required post-approval clinical trial for OFIRMEV in pediatric patients under two years of age and began to incur costs for this trial in 2012.

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

Other Income and Expenses, Net

Net other expense for the year ended December 31, 2012, was $4.3 million, which was consistent with 2011. Moreover, our interest expense of $4.4 million for 2012 was consistent with our interest expense for 2011 as the outstanding principal balance on our debt remained at $30.0 million throughout 2012. In December 2012, we amended and restated our existing loan facility whereby we delayed the commencement of principal payments by one year, from January 1, 2013 to January 1, 2014. The 2012 amendment did not provide for additional capital, but the stated interest rate was reduced from 10.99% to 10.9545%. As part of the 2012 amendment, we issued warrants to purchase an aggregate of 154,638 shares of our common stock at an exercise price of $3.88 per share and made a term loan final payment in December 2012 in accordance with the terms of the prior facility, which we had been accruing during the term of the facility. We are obligated to pay a similar final payment in accordance with the terms of the 2012 amendment. Our effective interest rate under the 2012 amendment is 15.30%.

Liquidity and Capital Resources

As a biopharmaceutical company focused on acquiring, in-licensing, developing and commercializing proprietary products principally for use in the hospital setting, we enter into agreements to acquire commercial products and the right to develop and commercialize product candidates, which requires a significant amount of resources. Further, these agreements and related development programs may not result in commercially successful products that generate significant revenue and, for product candidates, even if a commercial product is developed, it could take a substantial amount of time to recover the investment in the program, if at all. For example, we obtained the exclusive patent rights and know-how for OFIRMEV, which is currently our only product, for the U.S. and Canada pursuant to our license agreement with BMS. Under this agreement, we have paid a total of $40.0 million in up-front fees and milestone payments, and we may be required to make two future milestone payments totaling up to $25.0 million upon the achievement of certain levels of net sales of the product in addition to royalties on the net sales of OFIRMEV. Further, in developing OFIRMEV, we have incurred over $49.1 million in research and development costs through December 31, 2013, specific to the product. However, our total investment in the OFIRMEV program is significantly more as these costs exclude a substantial portion of our internal costs, such as salaries and related personnel costs, which are not tracked on a project basis. In January 2011, we commenced sales of OFIRMEV, however, we have yet to recover our investment in the drug product and development program. For example, as of December 31, 2013, we had realized approximately $98.4 million in gross profit on sales of OFIRMEV and we continued to operate at a loss.

OFIRMEV is currently our only product and we have no ongoing development programs for other product candidates and if we acquire, in-license or develop other drug products or drug candidates, it will likely require substantial capital resources. We previously entered into an option agreement with Incline whereby we had the option to acquire Incline. However, in December 2012, we entered into a waiver agreement with Incline pursuant to which we agreed to the buy-out and termination of that option. In January 2013, under the terms of the waiver agreement, we relinquished our option for consideration of $13.1 million in cash. Additionally, we received $1.5 million for the shares of Incline stock we sold as part of the transaction.

Since inception, our operations have been financed primarily through the sale of equity securities, in both public and private offerings. From our inception through December 31, 2013, we have received net proceeds of approximately $448.4 million from the sale of our preferred stock, common stock and warrants to purchase common stock. Through December 31, 2013, the sales of shares of our preferred stock, common stock and warrants were as follows:

•

from July 2004 to December 2013 (excluding our initial public offering, our February 2008 registered direct offering, our February 2009 private placement and our 2010 and 2011 public offerings), we issued and sold a total of 4,140,836 shares of common stock to our founders, employees, directors and consultants for aggregate net proceeds of $7.4 million;

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

•

in February 2009, we raised aggregate net proceeds of approximately $86.2 million through a private placement transaction in which we issued 12,039,794 shares of common stock and warrants to purchase up to 6,019,897 additional shares of common stock at a price of $7.84, of which 5,429,004 remain outstanding at December 31, 2013;

•	in November and December 2010, we completed a public offering in which we issued and sold a total of 12,500,000 shares of our common stock for aggregate net proceeds of $93.6 million; and

•	in November 2011, we completed a public offering in which we issued and sold a total of 21,800,000 shares of our common stock for aggregate net proceeds of $77.3 million.

Additionally, we have obtained growth capital through loans with Oxford Finance LLC, Silicon Valley Bank and General Electric Capital Corporation. As of December 31, 2013, the current secured credit facility with this syndicate had an outstanding principal balance of $30.0 million and we had no further available credit. Through December 31, 2013, we were making interest-only payments on the outstanding balance of this facility. In January 2014, we began making equal monthly principal and interest payments to fully amortize the balance over a 30-month term. In connection with the establishment of our loan agreements, we have issued warrants to the lenders to purchase shares of our stock. As of December 31, 2013, 63,079 shares of common stock had been issued from the exercise of such warrants. Warrants to purchase an additional 50,331 common shares at $12.67 per share, 254,793 common shares at $7.0645 per share, 158,311 common shares at $3.79 per share and 154,638 common shares at $3.88 per share, remained outstanding from our loan agreements as of December 31, 2013.

Liquidity

As of December 31, 2013, we had $55.1 million in cash and cash equivalents, compared to $58.3 million at December 31, 2012. This $3.2 million decrease in our cash and cash equivalent balance during 2013 was primarily due to the $23.2 million of cash used in operations, partially offset by the $14.7 million we received for the waiver and termination of our option to acquire Incline and the sale of our Incline stock. We also received a $2.0 million license fee from Terumo following the first commercial sale of its IV acetaminophen product in Japan, $4.3 million from the exercise of stock options and $1.4 million from the maturity of marketable securities.

Our use of cash in operations of $23.2 million during 2013 was $41.1 million less than the $64.3 million we used during 2012. This reduction was mostly due to the increase in our revenue and improved gross margin during 2013. For example, we realized gross profit of $72.6 million in 2013 on the sale of OFIRMEV, an increase of $45.8 million from our gross profit of $26.8 million on the sale of OFIRMEV in 2012. However, the impact of our increased profit in 2013 was partially offset by an increase in our operating expenses, primarily related to our intellectual property litigation, and an increase in our working capital requirements. More specifically, our accounts receivable balance increased $3.1 million during 2013 to $9.3 million, from $6.2 million at December 31, 2012, as a result of our increased sales. However, our accounts receivable collection period at December 31, 2013, remained relatively constant at approximately 30 days, based on our calculation of days sales outstanding.

Our net property and equipment balance at December 31, 2013, increased $0.1 million to $2.1 million from $2.0 million as of December 31, 2012. This increase was mostly due to the purchase of new computer equipment and software, partially offset by depreciation and the sale of certain manufacturing equipment that had previously been located at Baxter’s manufacturing facilities.

We made no principal payments under our credit facility during 2013 and our outstanding principal balance remained at $30.0 million as of December 31, 2013. We began making equal monthly principal and interest payments in January 2014 to fully amortize the balance over the remaining 30-month term. Under the credit facility, we are required to maintain minimum quarterly product revenue of $12.5 million and we are subject to various other financial and non-financial covenants. We believe we were in compliance with all such covenants as of December 31, 2013.

Capital Resources

Our cash, cash equivalents and short-term investment balances are our primary source of liquidity and currently the only sources available to us. However, in January 2013, we consummated our waiver agreement with Incline whereby we received aggregate proceeds of $14.7 million as consideration for relinquishing our option to acquire Incline and sale of the 500,000 shares of Incline Series A preferred stock we held. In addition, during the fourth quarter of 2013, we received a one-time license fee of $2.0 million related to Terumo’s initial commercial sale of its IV acetaminophen product in Japan.

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

Other Significant Cash and Contractual Obligations

In operating our business, we enter into contracts and agreements that require capital resources to be consumed in future periods. The following table summarizes our scheduled contractual obligations and commitments that will affect our future liquidity as of December 31, 2013 (in thousands):

		Payments By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations, including interest	$36,230	$13,772	$22,458	$—	$—
Third-party manufacturing obligations(1)	79,050	16,050	31,500	31,500	—
Operating leases(2)	5,214	600	2,036	2,117	461
Other purchase obligations(3)	2,314	1,362	878	74	—
License obligations(4)	—	—	—	—	—

Total(5)	$122,808	$31,784	$56,872	$33,691	$461

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2013.

Recent Accounting Pronouncements

See Note 2 to the Notes to Financial Statements in Item 8 below for further discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Cash Equivalents and Investments

As of December 31, 2013, our cash equivalents and short-term investment holdings consisted of investments in money market funds, debt obligations of municipalities, and certificates of deposit. These investments were made in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.

We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe our cash, cash equivalents and investment securities have significant risk of default or illiquidity. We made this determination based on discussions with our investment advisors and a review of our holdings. While we believe our cash, cash equivalents and investment securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. All of our cash, cash equivalents and investment securities are held at fair value. The following table shows the fair value of our cash equivalents and investment securities as of December 31, 2013 (in thousands):

	Amortized Cost Basis	Fair Value
Cash equivalents	$48,975	$48,975
Available-for-sale marketable securities	$2,326	$2,326

Debt

Our current loan and security agreement has a fixed interest rate. Consequently, we do not have significant interest rate cash flow exposure on our debt. The outstanding principal balance of the loan and security agreement at December 31, 2013, was $30.0 million, and is collateralized by substantially all of our assets (excluding intellectual property). Under the terms of our current agreement, we must maintain minimum quarterly product revenue of at least $12.5 million, are precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and are subject to prepayment penalties and various non-financial covenants. We believe we were in compliance with all such covenants under the agreement as of December 31, 2013.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of Cadence Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Cadence Pharmaceuticals, Inc. as of December 31, 2013 and 2012, and the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cadence Pharmaceuticals, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cadence Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 28, 2014

CADENCE PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$55,075	$58,327
Investments in marketable securities	2,326	3,745
Restricted cash	548	640
Accounts receivable, net	9,300	6,152
Inventory	8,646	6,498
Prepaid expenses	1,902	1,064
Other current assets	91	90

Total current assets	77,888	76,516
Property and equipment, net	2,060	1,967
Intangible assets, net	10,747	12,090
Restricted cash	92	—
Other assets	16	7,106

Total assets	$90,803	$97,679

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,724	$5,796
Accrued liabilities	18,042	12,969
Deferred revenue	—	2,234
Current portion of long-term debt, less discount of $252 and $—, respectively	10,777	—

Total current liabilities	36,543	20,999
Long-term debt, less discount of $433 and $1,182, respectively	18,538	28,818
Other long-term liabilities	844	51

Total liabilities	55,925	49,868
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2013 and 2012, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized, 86,719,716 shares and 85,668,668 shares issued and outstanding at December 31, 2013 and 2012, respectively	9	9
Additional paid-in capital	506,819	495,458
Accumulated other comprehensive income	—	—
Accumulated deficit	(471,950)	(447,656)

Total stockholders’ equity	34,878	47,811

Total liabilities and stockholders’ equity	$90,803	$97,679

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Product revenue, net	$110,529	$50,066	$11,486
License revenue	2,027	118	5,210

Total net revenues	112,556	50,184	16,696

Costs and expenses:
Cost of product sales	37,973	23,256	12,406
Amortization of patent license	1,343	1,343	1,567
Research and development	6,743	6,519	8,885
Selling, general and administrative	94,482	86,843	81,504
Impairment of long-lived assets	—	7,723	—
Other	(441)	1,174	1,076

Total costs and expenses	140,100	126,858	105,438

Loss from operations	(27,544)	(76,674)	(88,742)
Other (expense) income:
Interest income	69	123	136
Interest expense	(4,467)	(4,449)	(4,424)
Other income	7,648	27	9

Total other income (expense), net	3,250	(4,299)	(4,279)

Loss before income tax	(24,294)	(80,973)	(93,021)

Net loss	$(24,294)	$(80,973)	$(93,021)

Basic and diluted net loss per share(1)	$(0.28)	$(0.95)	$(1.41)

Shares used to compute basic and diluted net loss per share(1)	85,969	85,556	66,075

(1)

As a result of the issuance of common stock pursuant to public offerings in the fourth quarter of 2011, there is a lack of comparability in the per share amounts between the periods presented. Please see Note 2 of the Notes to Financial Statements for further discussion.

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(24,294)	$(80,973)	$(93,021)
Other comprehensive income (loss) gain:
Net unrealized (loss) gain on securities available for sale	—	(2)	2

Other comprehensive income (loss) gain	—	(2)	2

Comprehensive loss	$(24,294)	$(80,975)	$(93,019)

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2010	63,107	$6	$397,616	$—	$(273,662)	$123,960
Public offering of common stock, net of $4,448 offering costs, in November at $3.75 per share	21,800	2	77,300	—	—	77,302
Issuance of warrants in December to purchase 158 shares of common stock at $3.79 per share	—	—	390	—	—	390
Issuance of common stock from option exercises and lapse of restricted stock units under equity compensation plans	605	1	1,443	—	—	1,444
Stock-based compensation	—	—	9,233	—	—	9,233
Unrealized gain on marketable securities, net	—	—	—	2	—	2
Net Loss	—	—	—	—	(93,021)	(93,021)

Balance at December 31, 2011	85,512	9	485,982	2	(366,683)	119,310
Issuance of warrants in December to purchase 155 shares of common stock at $3.88 per share	—	—	416	—	—	416
Issuance of common stock from option exercises and lapse of restricted stock units under equity compensation plans	157	—	451	—	—	451
Stock-based compensation	—	—	8,609	—	—	8,609
Unrealized loss on marketable securities, net	—	—	—	(2)	—	(2)
Net Loss	—	—	—	—	(80,973)	(80,973)

Balance at December 31, 2012	85,669	9	495,458	—	(447,656)	47,811
Cashless warrant exercise in December at $7.84 per share	128	—	—	—	—	—
Issuance of common stock from option exercises and lapse of restricted stock units under equity compensation plans	923	—	4,292	—	—	4,292
Stock-based compensation	—	—	7,069	—	—	7,069
Net Loss	—	—	—	—	(24,294)	(24,294)

Balance at December 31, 2013	86,720	$9	$506,819	$—	$(471,950)	$34,878

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net loss	$(24,294)	$(80,973)	$(93,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	213	1,560	1,670
Loss (gain) on disposal of assets	—	873	(66)
Gain on sale of investment	(7,654)	—	—
Impairment of long-lived assets	—	7,723	—
Inventory write-down	—	163	5,574
Stock-based compensation	7,069	8,609	9,233
Non-cash interest expense	17	27	49
Amortization of intangible assets	1,343	1,343	1,567
Amortization of discount on note payable	497	122	409
Accretion of discounts on available-for-sale securities, net of accretion of premiums	(1)	(16)	5
Changes in operating assets and liabilities:
Accounts receivable	(3,148)	(3,944)	(2,208)
Prepaid expenses and other assets	(830)	(78)	104
Inventory	(2,148)	(5,273)	(6,477)
Accounts payable	1,928	2,140	360
Deferred revenue	(2,234)	943	1,291
Accrued liabilities and other liabilities	6,049	2,482	3,358

Net cash used in operating activities	(23,193)	(64,299)	(78,152)

Investing activities
Purchases of marketable securities	—	(1,397)	(82,681)
Maturities and sales of marketable securities	1,420	42,275	60,006
Payment for option purchase right	—	—	(3,500)
Proceeds from the sale of Incline options and preferred shares	14,654	—	—
Restricted cash	—	—	(300)
Purchases of property and equipment	(505)	(1,705)	(2,733)
Proceeds from the sale of property and equipment	80	393	66

Net cash provided by (used in) investing activities	15,649	39,566	(29,142)

Financing activities
Proceeds from issuance of common stock	4,292	451	78,746
Borrowings under debt agreements, net of fees	—	—	3,434
Principal payments under debt agreements	—	—	(4,452)

Net cash provided by financing activities	4,292	451	77,728

Net decrease in cash and cash equivalents	(3,252)	(24,282)	(29,566)
Cash and cash equivalents at beginning of period	58,327	82,609	112,175

Cash and cash equivalents at end of period	$55,075	$58,327	$82,609

Supplemental disclosures
Issuance of warrants in connection with loan and security agreement	$—	$416	$390
Property and equipment purchases in accounts payable and accrued expenses	$232	$338	$891
Cash paid for interest and fees	$3,250	$3,865	$4,311

The accompanying notes are an integral part of these financial statements.

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	The Company

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

2.	Summary of Significant Accounting Policies

Management Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Examples of such estimates include, but are not limited to, the fair value of property and equipment, inventory obsolescence and valuation, restructuring liabilities, stock-based compensation, reserve for sales returns, and commitments and contingencies. On a regular basis, the Company reviews its estimates to ensure the estimates appropriately reflect changes in its business or as new information becomes available. Management believes that these estimates are reasonable, however, actual results could materially differ from these estimates.

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

OFIRMEV, which was launched in January 2011, is the Company’s first and only commercially available product. Because the Company initially had limited product return data, it deferred the recognition of revenue on sales to wholesalers and, instead, recognized revenue at the time that product was sold by a wholesaler to an end-user customer. Shipments of product that were not recognized as revenue were treated as deferred revenue. However, as of January 1, 2013, the Company determined that it had obtained sufficient product return history to reasonably estimate future wholesaler returns. Since that time, the Company has recognized revenue at the time product is sold to a wholesaler. As a result of this change, the Company recorded a one-time adjustment to recognize revenue that had previously been deferred, resulting in additional net revenue of $2,616,000 and cost of sales of $919,000 for the year ended December 31, 2013. The corresponding impact of this one-time adjustment was a reduction of $1,697,000 in both the Company’s loss from continuing operations and net loss for the year ended December 31, 2013, and the per share net impact of the adjustment was a reduction in net loss of

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

$0.02 per share for the year. There was no similar impact on the reported revenue, cost of sales or loss per share for the years ended December 31, 2012 and 2011.

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

Revenue from the Company’s data license agreement with Terumo Corporation (“Terumo”) is recognized separately for each element of the arrangement. Revenue from the data and services element that was provided to Terumo by the Company in 2011 and 2012 has been recognized upon delivery of the goods and services provided, based upon the consideration allocated to each deliverable, or the termination of the service period. The Company allocated the consideration from the data and services element to each deliverable based upon its review of the agreement pursuant to multiple-element arrangement guidance. Revenue from the first commercial sales milestone payment was recognized in November 2013 as the Company was able to confirm that the initial sale of Terumo’s IV acetaminophen product had occurred in Japan. Royalties on subsequent sales will be recorded at the time the royalties can be reliably measured and collectability is reasonably assured. See Note 9 for further discussion.

Accounts Receivable

The Company extends credit to its customers in the normal course of business based upon an evaluation of the customer’s credit history, financial condition and other factors. Trade accounts receivable are recorded on gross sales to wholesalers, net of allowances for prompt payment and other discounts, wholesaler fees, chargebacks and doubtful accounts. Estimates of allowances for doubtful accounts are determined by evaluating individual customer circumstances, historical payment patterns, length of time past due and economic and other factors. At December 31, 2013 and 2012, the Company’s allowance for uncollectible receivables was $19,000 and $56,000, respectively. During the years ended December 31, 2013, 2012 and 2011 charges of $3,000, $56,000 and $0, respectively, were taken to reserve for past due accounts. During the year ended December 31, 2013, past due accounts totaling $40,000 that were previously reserved were written off. No past due accounts were written off during the years ended December 31, 2012 and 2011.

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

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

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

The following tables present further detail of the financial instruments carried at fair value on the Company’s balance sheet as of December 31, 2013 and 2012. The tables do not include assets and liabilities that are measured at historical cost or on any basis other than fair value (in thousands):

	Balance at December 31, 2013	Fair Value Measurements as of December 31, 2013
Description		Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$48,975	$48,975	$—	$—
Investments in marketable securities—short-term:
Debt instruments—Municipal debt obligations	1,326	—	1,326	—
Certificates of deposit	1,000	—	1,000	—

Assets at fair value	$51,301	$48,975	$2,326	$—

Description	Balance at December 31, 2012	Fair Value Measurements as of December 31, 2012
		Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$55,736	$55,736	$—	$—
Investments in marketable securities—short-term:
Debt instruments—Corporate debt obligations	1,398	—	1,398	—
Debt instruments—Municipal debt obligations	1,347	—	1,347	—
Certificates of deposit	1,000	—	1,000	—

Assets at fair value	$59,481	$55,736	$3,745	$—

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

Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less from the date of purchase to be cash equivalents. These investments may include money market funds, U.S. Government agencies, corporate debt securities and commercial paper. As of December 31, 2013 and 2012, the Company’s cash equivalents were $48,975,000 and $55,736,000, respectively.

Marketable Securities

The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. The Company has classified its investment holdings as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. The Company’s investment policy set minimum credit quality criteria and maximum maturity limits on its investments to provide for safety of principle, liquidity and a reasonable rate of return. Available-for-sale securities are recorded at fair value, based on current market valuations. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income (loss) until realized. Realized gains and losses are included in non-operating other income (expense) on the statement of operations and are derived using the specific identification method for determining the cost of the securities sold. During the years ended December 31, 2013, 2012 and 2011, no realized gains or losses were recorded on the sale or maturity of the Company’s marketable securities. Further, no impairments to reduce the value of an available-for-sale equity security were taken during the years ended December 31, 2013, 2012 and 2011. See Note 3 for further discussion.

Concentration Risk

Credit Risk. Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash, cash equivalents, restricted cash, marketable securities and accounts receivable. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Additionally, the Company has established guidelines regarding diversification of its investments and their maturities, which are designed to maintain safety and liquidity. To date, the Company has not experienced any material realized losses on its cash, cash equivalents, restricted cash and marketable securities. Further, the Company specifies credit quality standards for its customers that are designed to limit the Company’s credit exposure to any single party.

Manufacturing. The Company depends on an outsourced manufacturing strategy for its products. It has contracts in place with one third-party manufacturer that is approved for the production of OFIRMEV and one third-party manufacturer which is pending FDA approval.

Customers. The Company has entered into distribution agreements with major pharmaceutical wholesalers to supply OFIRMEV across the U.S. through their distribution centers, and a majority of the Company’s sales are to these customers. The Company’s three primary wholesaler customers represented approximately 94% of the Company’s product revenue for the year ended December 31, 2013, and 95% of the Company’s accounts receivable balance at December 31, 2013. See Note 12 for further detail of the Company’s significant customers.

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

Inventories

The Company states its inventories at the lower of cost or market. The Company uses a combination of standard and actual costing methodologies to determine its cost basis for its inventories. These methodologies approximate actual costs on a first-in, first-out basis. In addition to stating inventory at the lower of cost or market, the Company also evaluates inventory each period for excess quantities and obsolescence. This evaluation includes identifying those items specifically identified as obsolete and reserving them, analyzing forecasted demand versus quantities on hand and reserving for the excess, and identifying other specific reserves. During the years ended December 31, 2012 and 2011, the Company recorded charges for inventory losses of $163,000 and $5,574,000, respectively, in cost of sales to write-down certain inventory manufactured to its estimated net realizable value. No charges for inventory losses were incurred for the year ended December 31, 2013. See “Supply Agreements” in Note 8 below for further information.

Royalty and License Payments

Pursuant to the terms of its license agreement with BMS, the Company is required to make royalty payments based upon net sales of OFIRMEV, subject to annual minimums, that range from the mid-teens to the mid-twenties, depending on the aggregate amount of net sales. The Company accrues for these payments as the product is sold, or otherwise deemed obligated. Additionally, the Company paid $15,000,000 under the license agreement upon the NDA approval of OFIRMEV in November 2010 and may be required to make future milestone payments of up to $25,000,000 based on the achievement of certain levels of annual net sales. The Company has capitalized the $15,000,000 payment as an intangible asset on its balance sheet and is amortizing this balance over the estimated useful life of the licensed patents. As of December 31, 2013, the Company had amortized an aggregate $4,253,000 of the payment and the estimated aggregate amortization expense of the payment for each of the five succeeding fiscal years is approximately $1,343,000. With respect to future milestone payments, at December 31, 2013, the Company had not yet achieved the levels of annual net sales necessary to require it to make payments under these milestone obligations, and therefore had not accrued for such potential payments in its financial statements. The Company will accrue for future milestone payments as they are anticipated and recognize the related expense in the period in which the milestone is achieved. See Note 9 for further discussion.

Advertising Expense

The Company records the cost of its advertising efforts when services are performed or goods are delivered. The Company incurred advertising costs of approximately $1,290,000, $1,594,000 and $2,181,000, respectively, for the years ended December 31, 2013, 2012 and 2011.

Shipping and Handling Costs

The costs incurred by the Company for shipping and handling are classified as cost of product sales. The Company does not charge its customers shipping and handling costs.

Property and Equipment

Property and equipment, including leasehold improvements, are stated at cost or, if the assets are impaired, at fair value. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which are generally as follows: seven years for manufacturing equipment; five years for furniture and fixtures; and three years for computer equipment and software. Leasehold improvements are amortized over the shorter of their useful lives or the terms of the related leases. Asset lives are reviewed periodically to determine if appropriate and adjustments are made as necessary. Depreciation begins at the time the asset is placed in service. Maintenance and repairs are expensed as incurred.

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

For the years ended December 31, 2013, 2012 and 2011, the Company recorded depreciation expense of $213,000, $1,560,000 and $1,670,000, respectively.

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

During the year ended December 31, 2012, the Company recorded a charge of $6,973,000 to impair the value of its manufacturing assets and certain construction-in-process to their estimated fair value. The charge was due to the termination of a supply agreement with one of its third-party manufacturers. Additionally, the Company fully impaired its estimated asset retirement obligation related to the removal of the equipment located at that manufacturer’s facility, resulting in an additional charge of $750,000. During 2013, the Company removed its assets from the facility and fulfilled its asset retirement obligation for less than the estimated cost. As a result, the Company recorded a credit of $136,000 during the year ended December 31, 2013, to relieve the accrued balance. No similar charges or credits were recorded during the year ended December 31, 2011. See Note 6 and Note 8 for further discussion.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. A valuation allowance is recorded when it is more likely than not that some, or all, of the deferred tax assets will not be realized. In determining the need for valuation allowances the Company considers projected future taxable income and the availability of tax planning strategies.

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

Stock-Based Compensation

The Company has stock-based compensation plans, which are described in Note 11. As of December 31, 2013, the Company had issued both stock option awards and restricted stock units under its stock-based compensation plans. As of December 31, 2013 and 2012, all stock-based compensation awards were classified as equity awards.

Stock option awards. Stock options are valued using the Black-Scholes option pricing model. The Company values option awards on the date of grant or, if the awards are classified as liability awards, it revalues the awards each reporting period using this model until the awards are subsequently classified as equity awards, or otherwise vest. The Black-Scholes option pricing model involves a number of estimates, including the expected lives of stock options, the Company’s anticipated stock volatility and interest rates. The following table summarizes the average estimates the Company used in the Black-Scholes option pricing model for the years ended December 31, 2013, 2012 and 2011, to determine the fair value of stock options granted during each period:

	Year Ended December 31,
	2013	2012	2011
Risk free interest rates	1.2%	0.9%	2.2%
Expected life in years	6.0 years	5.7 years	6.2 years
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	65.4%	72.0%	73.9%

The Company determines its risk-free interest rate assumption based on the U.S. Treasury yield for obligations with contractual lives similar to the expected lives of the Company’s share-based payment awards being valued. The weighted-average expected life of options has historically been calculated using the simplified method, as prescribed by the Securities and Exchange Commission (“SEC”), due to the lack of relevant historical exercise data. The expected volatility is determined by incorporating the Company’s historical stock price volatility and the implied volatility of its exchanged traded options. The assumed dividend yield is based on the Company’s expectation of not paying dividends in the foreseeable future. Forfeitures are estimated based upon the historical and anticipated future experience.

Based upon these assumptions, the Company has estimated the per share weighted-average grant date fair value of its options granted for the years ended December 31, 2013, 2012 and 2011 at $3.45, $1.86 and $5.67, respectively.

Restricted stock unit awards. Restricted stock units (“RSUs”) are valued based on the fair market value of the Company’s stock on the date of grant. The weighted-average grant date fair value of the RSUs granted in 2013 was $8.31. There were no RSUs granted in 2012 or 2011.

Compensation expense for its service-based equity awards is recognized using the straight-line method. Stock-based compensation expense recognized during the period is based on the value of the portion of awards that is ultimately expected to vest. Hence, the gross expense is reduced for estimated forfeitures and adjusted for

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

the probability of achieving performance criteria. If awards are forfeited prior to vesting, all previous expense recognized is recovered during the period in which the forfeiture occurs.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of product sales	$277	$343	$297
Research and development	742	1,651	2,308
Selling, general and administrative	6,050	6,615	6,628

Total stock-based compensation expense included in loss from operations	$7,069	$8,609	$9,233

The compensation expense related to unvested stock options and RSUs not yet recognized was approximately $11,308,000 at December 31, 2013. This expense is expected to be recognized over a weighted-average period of approximately 32 months. The total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was $6,647,000, $9,212,000 and $9,852,000, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Components of comprehensive income (loss) includes, among other items, unrealized gains and losses on the changes in fair value of investments. These components are added, net of their related tax effect, to the reported net income (loss) to arrive at comprehensive income (loss). The balance of accumulated other comprehensive income at December 31, 2011 was comprised of the net unrealized net holding gains on the Company’s investments in marketable securities. There was no similar accumulated other comprehensive income or loss at December 31, 2013 and 2012. See Note 3 for further detail of the unrealized holdings gains and losses on the Company’s investments in marketable securities.

Net Loss Per Share

Net loss per share is presented as basic and diluted net loss per share. Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options, restricted stock units and warrants are considered to be common stock equivalents and are not included in the calculations of diluted net loss per share as their effect is anti-dilutive. Additionally, the restricted stock units outstanding during 2013, 2012 and 2011 were excluded from the basic net loss calculation as these units do not include dividend rights and therefore are not considered to be participating securities.

The actual net loss per share amounts for the years ended December 31, 2013, 2012 and 2011 were computed based on the weighted average shares of common stock outstanding during the respective periods. The net loss per share for the years presented include the effect of the 21,800,000 common shares issued pursuant to a public offering in the fourth quarter of 2011. As a result of the issuance of these common shares, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented.

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at December 31, 2013, 2012 and 2011, options, restricted stock units and warrants totaling approximately 16,734,000 shares, 16,677,000 shares and 14,457,000 shares, respectively, were excluded from the calculation as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. The Company’s adoption of this guidance during the fourth quarter of 2013 did not have an impact on the Company’s financial statements for the period ended December 31, 2013.

3.	Investments in Marketable Securities

In accordance with the Company’s investment policy, it has invested funds in marketable securities. The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of these investments by types and classes of security at December 31, 2013 and December 31, 2012 consisted of the following (in thousands):

At December 31, 2013	Amortized Cost Basis	Other-than- temporary Impairments	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
Debt instruments—Municipal debt obligations	1,326	—	—	—	1,326
Certificates of deposit	1,000	—	—	—	1,000

	$2,326	$—	$—	$—	$2,326

At December 31, 2012	Amortized Cost Basis	Other-than- temporary Impairments	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
Debt instruments—Corporate debt obligations	$1,398	$—	$—	$—	$1,398
Debt instruments—Municipal debt obligations	1,347	—	—	—	1,347
Certificates of deposit	1,000	—	—	—	1,000

	$3,745	$—	$—	$—	$3,745

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

Investments by contractual maturity are as follows (in thousands):

	December 31, 2013		December 31, 2012
	Cost	Fair Value	Cost	Fair Value
Due or callable in one year or less	$2,326	$2,326	$3,745	$3,745
Due after one year	$—	$—	$—	$—

As of December 31, 2013 and 2012, there were no investments in unrealized loss positions.

4.	Selected Financial Statement Data

	As of December 31,
	2013	2012
Accounts receivable (in thousands):
Trade accounts receivable	$9,319	$6,208
Allowance for doubtful accounts	(19)	(56)

	$9,300	$6,152

Inventory (in thousands):
Raw materials	$83	$83
Finished goods	8,563	6,415

	$8,646	$6,498

Property and equipment (in thousands):
Manufacturing equipment	$2,801	$2,999
Leasehold improvements	1,639	1,639
Computer equipment and software	1,613	1,489
Furniture and fixtures	478	478
Construction-in-process	961	724

	7,492	7,329
Less accumulated depreciation	(5,432)	(5,362)

Total	$2,060	$1,967

Accrued liabilities (in thousands):
Accrued personnel costs	$9,510	$6,560
Accrued royalties payable	4,992	2,652
Accrued clinical trial costs	703	20
Accrued sales returns	369	—
Accrued asset retirement obligation	—	750
Other accrued liabilities	2,468	2,987

Total	$18,042	$12,969

5.	Investment in Incline

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

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

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

At the time the Option Agreement was entered, the Company determined that Incline was a variable interest entity (“VIE”). However, because it would not absorb a disproportionate amount of Incline’s expected losses or receive a disproportionate amount of Incline’s expected residual returns, the Company was not the primary beneficiary of this entity. Further, the Company did not have oversight of the day-to-day operations of Incline, nor did it have sufficient rights or voting representation to influence the operating or financial decisions of Incline, and the Company was not a founder of Incline and had no additional equity or funding requirements in future financings or otherwise. As such, the Company did not consolidate Incline into its financial statements. Alternatively, it valued its investment in the option, and the shares received from the due diligence, using the cost method and classified these investments as Level 3 in the fair value hierarchy with a carrying value of $7,000,000. No adjustments were made to the carrying value of these assets prior to the closing of the Incline Acquisition in January 2013, and, as a result, the Company recorded a gain of $7,654,000 in other income during the year ended December 31, 2013. No similar gains were recorded during the years ended December 31, 2012 and 2011.

The $7,000,000 carrying value of the Company’s Incline investment was recorded as other long-term assets on the Company’s balance sheet at December 31, 2012.

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

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

In November 2011, the Company restructured its workforce to focus its resources on the commercialization of OFIRMEV and reduce program costs not directly associated with such efforts. As a result of the 2011 restructuring, the Company recorded one-time employee termination charges of $1,142,000 in connection with the termination of 17 employees. During 2012, the Company disbursed the remaining severance benefits and as of December 31, 2012, no restructuring liability remained on the balance sheet.

7.	Loan and Security Agreement

In December 2012, the Company entered into a First Amendment to Second Amended and Restated Loan and Security Agreement (the “2012 Amendment”) with Oxford Finance LLC, Silicon Valley Bank and General Electric Capital Corporation (collectively, the “Lenders”), which amended and restated the Company’s previous Second Amended and Restated Loan and Security Agreement entered into in December 2011 (the “2011 Amendment”). Pursuant to the terms of the 2012 Amendment, the Company made interest-only payments through December 2013, and in January 2014, began to make equal monthly principal and interest payments to fully amortize the balance over the remaining 30-month term. The stated interest rate under the 2012 Amendment is 10.9545% and the Company will be required to make a final payment of 6% of the total advance at the termination of the loan.

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

The credit facility contains customary default and acceleration provisions and is secured by the Company’s assets, excluding intellectual property. Further, the Company was required to make a negative pledge of its intellectual property, which generally prohibits the Company from granting liens on its intellectual property. Under the terms of the 2012 Amendment, the Company may be precluded from entering into certain financing and other transactions, including disposing of certain assets and paying dividends, and is subject to prepayment penalties and certain financial and non-financial covenants, including the maintenance of minimum quarterly product revenue of at least $12,500,000. Upon the occurrence of an event of default, including a Material Adverse Change (as defined in the 2011 Amendment), the lenders may declare all outstanding amounts due and payable under the 2012 Amendment. As of December 31, 2013, the Company was in compliance with all covenants under the 2012 Amendment.

The Company determined that the terms of the 2012 Amendment were not substantially different than the 2011 Amendment and accounted for the transaction as a loan modification. As such, the fair value of the warrants issued in connection with the 2012 Amendment and the carrying value of the issuance costs and discount related to the 2011 Amendment were aggregated and are being amortized to interest expense throughout the life of the 2012 Amendment using an effective interest rate of 15.30%. Similarly, in connection with the 2011 Amendment, the Company determined that the terms were not substantially different than the 2010 Amendment and therefore accounted for the transaction as a loan modification of the 2010 Amendment. The 2011 Amendment provided the Company with $3,434,000 of additional net capital after deducting a $954,000 term loan final payment paid under the 2010 Amendment and customary closing fees and expenses of $63,000 paid in connection with the closing of the 2011 Amendment. As part of the 2011 Amendment, the Company issued

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

warrants to purchase an aggregate of 158,311 shares of the Company’s common stock to the Lenders, as detailed below, and classified the warrants as equity, recognizing the fair value as a discount on the loan issuance. The fair value of the warrants was aggregated with the carrying value of the issuance costs and discount related to the 2010 Amendment, and was being amortized over the term of the 2011 Amendment using an effective interest rate of 15.31% prior to the 2012 Amendment.

As of December 31, 2013 and 2012, the aggregate outstanding principal balance of the loans included on the Company’s balance sheets for each period was $30,000,000. Future maturities and interest payments under the Company’s 2012 Amendment as of December 31, 2013 were as follows (in thousands):

2014	$13,772
2015	13,772
2016	8,686

Total future payments	36,230
Less amount representing interest and fees	(6,230)

Gross balance of long-term debt	30,000
Less unamortized discount	(685)

Total carrying value of long-term debt	29,315
Less current portion	(10,777)

Long-term portion	$18,538

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

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

As of December 31, 2013, the aforementioned warrants to purchase 618,073 shares of the Company’s common stock were outstanding.

8.	Commitments and Contingencies

Leases

In May 2006, the Company entered into an operating lease for corporate office space. In December 2011, the Company amended the lease to reduce the monthly rent charge, extend the lease term and terminate a portion of the lease, returning space to the lessor. Pursuant to the terms of the amended agreement, the basic monthly per square foot fee was reduced commencing in April 2012 and the Company returned a portion of the leased space in September 2012. In September 2013, the Company entered into a third amendment to the lease agreement (the “Third Amendment”), pursuant to which the Company expanded its rented space for a term from January 1, 2014, through May 31, 2019. The Company also has the right to renew the lease for one additional five-year term. The terms of the lease include a one-time tenant improvement allowance of up to $475,000, which the Company will record as the improvements are completed, and which will be amortized ratably over the shorter of the useful life or the remaining life of the lease. As of December 31, 2013, no such improvements had been completed.

As security for the initial lease, the landlord required a letter of credit, which is collateralized by a certificate of deposit in the same amount, and which the Company has classified as restricted cash on its balance sheet. As of December 31, 2013 and 2012, the amount of each of the letter of credit and the corresponding certificate of deposit was $190,000. The security deposit required by the landlord will be reduced pursuant to the Third Amendment to $92,000, effective January 1, 2014.

The Company also leases certain office equipment under capital and operating leases. Its current capital lease has a term of four years and expires in 2016. As of December 31, 2013 and 2012, the assets under its current capital lease had a gross value of $56,000. During the years ended December 31, 2013 and 2012, the Company recorded amortization expense of $14,000 and $1,000, respectively, related to these assets. The remaining obligation under its capital lease at December 31, 2013 is recorded on the Company’s balance sheet in accrued expenses and other long-term liabilities at $12,000 and $29,000, respectively. No assets were recorded under capital leases as of December 31, 2011.

As of December 31, 2013, the total future minimum payments under its operating and capital leases, including rent and office equipment, were as follows (in thousands):

2014	$600
2015	1,006
2016	1,030
2017	1,043
2018	1,074
Thereafter	461

Total	$5,214

Rent expense for operating leases is recorded on a straight-line basis over the life of the lease term. If a lease has a fixed and determinable escalation clause, the difference between the rent expense and rent paid is recorded as deferred rent. Rent expense under the Company’s facility and equipment leases for the years ended December 31, 2013, 2012 and 2011 was $709,000, $927,000 and $928,000, respectively.

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

Corporate Credit Card

In 2009, the Company entered into a pledge agreement pursuant to the establishment of a corporate credit card program whereby the Company pledged $150,000 in a certificate of deposit as collateral. During 2011, the Company increased its pledged amount by $300,000 related to an increase in its credit limit. At December 31, 2013, the Company maintained the pledge agreement and the funds under the agreement are classified as restricted cash on the Company’s balance sheet at December 31, 2013 and 2012, respectively.

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

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

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

Purchases under the current agreement were $17,600,000 during the year ended December 31, 2013, which was sufficient to meet the minimum purchase commitment. Future minimum purchase requirements under this agreement at December 31, 2013 are as follows (in thousands):

2014	$16,050
2015	15,750
2016	15,750
2017	15,750
2018	15,750
Thereafter	—

Total	$79,050

Grifols

In March 2013, the Company entered into an agreement with Laboratorios Grifols, S.A. (“Grifols”), a division of Grifols, S.A., a global healthcare company headquartered in Barcelona, Spain, for the development, manufacture and supply of commercial quantities of OFIRMEV in flexible IV bags. Grifols has supplied IV acetaminophen in flexible plastic bags to BMS for distribution in certain markets outside of the U.S. and Canada since 2010. The Company submitted a supplemental NDA to the FDA in the fourth quarter of 2013 seeking approval of the product to be manufactured by Grifols.

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

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

In February 2012, the Company announced a voluntary recall of a single lot of OFIRMEV that was manufactured at Baxter’s facility due to the presence of an unidentified, visible particle in that lot during routine stability testing. The Company also placed certain finished product inventory of OFIRMEV manufactured by Baxter on indefinite hold and decided to suspend further production by Baxter. In July 2012, the Company announced a second voluntary recall of the remaining 41 unexpired lots of OFIRMEV manufactured at Baxter’s facility due to the presence of unidentified, visible particles in a limited number of vials from one lot of the product, which were detected during routine stability testing. Although the Company received no adverse event reports associated with the particulate matter, and no product complaints involving similar particulate matter have been received, the Company decided to recall the remaining lots of OFIRMEV manufactured by Baxter as a precautionary measure. All of the 41 recalled lots, which were manufactured between January and March 2011, had expired by December 31, 2012. In March 2013, the Company and Baxter mutually agreed to terminate the Amended Supply Agreement for OFIRMEV. As part of the settlement and termination with Baxter, the Company agreed that it would be responsible for the removal of the equipment, which the Company estimated would cost approximately $750,000. Accordingly, it recorded this retirement obligation on its balance sheet at December 31, 2012 as the conditions existed under the terms of the Amended Supply Agreement at that time. Further, as of December 31, 2012, the Company fully impaired this retirement obligation asset and recognized a charge of $750,000 in its statement of operations for the year ended December 31, 2012. The Company subsequently completed the removal of the equipment and released the remaining balance of the accrued obligation, resulting in a gain of $136,000 during the third quarter of 2013, which was recorded in other operating expenses. No similar gains were recorded during the years ended December 31, 2012 and 2011. Also pursuant to the settlement, a previously accrued liability of $317,000 related to an outstanding product order was canceled, which was recorded in cost of sales during the first quarter of 2013.

As a result of the initial recall, the Company recorded charges of $5,574,000 for the fourth quarter of 2011 and $163,000 for the first quarter of 2012 to fully write-down the value of the inventory placed on hold. As a result of the second recall, the Company decided to destroy the product that was previously placed on hold and accrued for estimated destruction charges, recording $290,000 and $50,000 in other operating expenses for the years ended December 31, 2012 and 2013, respectively. In addition, the Company incurred costs associated with these recalls, including administration costs, of approximately $300,000 through December 31, 2013. As of December 31, 2013, the recall had been substantially completed and further returns are expected to be minimal, if any. The costs related to the recalls are being recognized as selling, general and administrative expenses on the Company’s statement of operations as they are incurred. The charge to reduce the value of the inventory was recorded as a cost of product sales on the Company’s statement of operations during the period in which the impairment was taken. As of December 31, 2013, no accrued destruction charges remained on the Company’s balance sheet.

Due to the termination of the Amended Supply Agreement with Baxter, the Company reduced the carrying value of its manufacturing assets and its manufacturing equipment and facility construction assets in process to their current estimated fair value, resulting in an impairment charge of $6,973,000 for the year ended December 31, 2012. The fair value of these assets was determined through a third-party valuation assessment and market prices for similar assets. Further, in December 2012, the Company sold a construction-in-process asset resulting in a loss on the disposal of $858,000. These assets were classified as held and used at December 31, 2012, as a formal plan to sell the assets, or otherwise dispose of them, had not been implemented at that time. The Company continues to assess the classification of these assets and has determined that, based upon relevant guidance, the assets continue to be considered held and used at December 31, 2013.

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

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

In accordance with multiple-element arrangement guidance, the Company determined both the data license and consulting service deliverables were separate units of accounting, each having value on a standalone basis. The Company estimated the fair value of the data license based upon similar proposals from third parties and internal costs incurred in developing the data and obtaining similar rights. The value of the consulting services was based on contracts the Company had engaged with third parties for similar services. The Company allocated the value of the payment received on a relative fair value basis and recognized the consideration allocated to the data license upon delivery and recognized the consideration allocated to the consulting services as such services were rendered. There is no right of return or similar refund provisions in the data license agreement. During 2011, the Company transferred the data and related information to Terumo and provided a portion of the consulting hours and in April 2011, the Company recognized $5,210,000 of license revenue pursuant to the agreement for the data transfer and consulting hours provided. During 2012, the Company recognized the remaining balance of $118,000 as license revenue.

In June 2013, the Company was notified that Terumo received regulatory approval for its IV acetaminophen product from the Japanese Ministry of Health, Labour & Welfare. In November 2013, Terumo commenced commercial sales of its product and pursuant to the terms of the data license agreement, the Company received from Terumo a non-refundable payment of $2,027,000 which was recorded as licensing revenue during the year ended December 31, 2013. In addition, the Company is entitled to royalty payments on the product’s commercial sales in

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

Japan, which will be recognized as royalty revenue in the quarter in which Terumo provides the necessary sales information. No royalty revenue was recognized for the years ended December 31, 2013, 2012 and 2011.

10.	Legal Matters

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

A bench trial for the lawsuit with Exela was held in May 2013, with one additional trial date held in early July 2013. In November 2013, the court ruled in favor of us and found that Exela’s ANDA for a generic version of OFIRMEV infringed the ‘222 and ‘218 patents. An appeal of the decision in favor of us was filed by Exela on December 20, 2013. It is not possible to predict the outcome of this appeal, and an adverse outcome could result in the launch of one or more generic versions of OFIRMEV before the expiration of the last of the listed patents on June 6, 2021 (or December 6, 2021 if pediatric exclusivity is granted), which could adversely affect the Company’s ability to successfully maximize the value of OFIRMEV, and would negatively impact the Company’s financial condition and results of operations, including causing a significant decrease in the Company’s revenues and cash flows.

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

‘222 and ‘218 Patent Litigation: Fresenius Kabi USA, LLC, Sandoz, Inc. and Wockhardt USA LLC

In January 2013, the Company filed suit in the United States District Court for the Southern District of California against Fresenius Kabi USA, LLC, or Fresenius, following receipt of a December 2012 notice from Fresenius concerning its submission of an NDA containing a Paragraph IV patent certification with the FDA for a generic version of OFIRMEV. In February 2013, the Company filed suit in the United States District Court for the Southern District of California against Sandoz, Inc., or Sandoz, following receipt of a December 2012 notice from Sandoz concerning its submission of an ANDA containing a Paragraph IV patent certification with the FDA for a generic version of OFIRMEV. In October 2013, the Company filed a motion to amend the complaint against Sandoz to join Sandoz AG, Neogen International N.V., APC Pharmaceuticals, LLC, and DIACO, S.p.A. (together with Sandoz, the Sandoz Parties) to the lawsuit against Sandoz due to the involvement of each of these companies in the preparation of the Sandoz ANDA and related matters.

In the lawsuits against Fresenius and the Sandoz Parties, which were coordinated for purposes of discovery and other pretrial proceedings in the Southern District of California, the Company alleged that Fresenius and the Sandoz Parties each infringed the ‘222 patent and the ‘218 patent by filing an NDA, in the case of Fresenius, or an ANDA, in the case of the Sandoz Parties, seeking approval from the FDA to market a generic version of OFIRMEV prior to the expiration of these patents. Both Fresenius and the Sandoz Parties filed answers in the Southern District of California asserting, among other things, non-infringement and invalidity of the asserted patents, as well as certain counterclaims. Both the Fresenius and Sandoz lawsuits were filed within 45 days of receipt of the respective notice letters, thereby triggering a stay of FDA approval of the Fresenius NDA and the Sandoz ANDA until the earlier of the expiration of a 30-month period, the expiration of the ‘222 and ‘218 patents, the entry of a settlement order or consent decree stating that the ‘222 and ‘218 patents are invalid or not infringed, a decision in the case concerning infringement or validity that is favorable to Fresenius and/or the Sandoz Parties, or such shorter or longer period as the court may order.

In January 2014, the Company entered into a settlement agreement and a binding term sheet for a license agreement with the Sandoz Parties. The settlement agreement includes a stipulation by the parties requesting dismissal with prejudice of the lawsuit filed by the Company relating to the ANDA filed by Sandoz. Under the terms of the license, the Company granted to the holder of the Sandoz ANDA and its affiliates the non-exclusive right to market a generic intravenous acetaminophen product in the United States under the Sandoz ANDA beginning December 6, 2020, or earlier under certain circumstances. The Company also agreed that in the event that it determines to launch an authorized generic version of OFIRMEV (i.e., a generic version marketed under its NDA) in the U.S. and Perrigo elects not to exercise its right of first refusal to become the distributor of the authorized generic version of the product, the Company will grant a similar right of first refusal to the holder of the Sandoz ANDA on substantially the same terms as those previously granted to Perrigo. In addition, the license agreement will contain provisions regarding indemnification, confidentiality and other customary provisions for agreements of these kinds. The settlement documents are subject to submission to the Federal Trade Commission and the U.S. Department of Justice. Litigation remains ongoing against Fresenius, and the bench trial for such lawsuit is tentatively scheduled to commence on July 14, 2014.

In December 2013, the Company received a notice from Wockhardt USA LLC, or Wockhardt, stating that Wockhardt filed an ANDA containing a Paragraph IV patent certification with the FDA for a generic version OFIRMEV. This notice stated that the Paragraph IV patent certification was made with respect to both the ‘222 patent and the ‘218 patent. The Company filed suit against Wockhardt Limited, Wockhardt BIO AG and Wockhardt on January 22, 2014 in the U.S. District Court of Delaware, and on January 23, 2014, in the U.S. District Court of New Jersey.

The Company intends to vigorously enforce its intellectual property rights relating to OFIRMEV to prevent the marketing of infringing generic products prior to the expiration of its patents. The ‘222 patent expires

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

August 5, 2017 (or February 5, 2018 if pediatric exclusivity is granted) and the ‘218 patent expires June 6, 2021 (or December 6, 2021 if pediatric exclusivity is granted). However, given the unpredictability inherent in litigation, the Company cannot predict the outcome of these matters or any other litigation.

‘222 and ‘218 Patents: Ex Parte Reexamination

In September 2012, an unidentified third party (subsequently identified as Exela) filed with the United States Patent and Trademark Office, or USPTO, a Request for Ex Parte Reexamination of the ‘222 patent. In December 2012, the Company received notice that the USPTO had granted the Request for Reexamination. The reexamination process is provided for by law and requires the USPTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third party or the USPTO. In February 2013, Cadence and Pharmatop filed with the USPTO a patent owner’s statement commenting on the reexamination request, and in April 2013, Exela filed comments in response to the patent owner’s statement. In a non-final, initial office action issued by the USPTO on August 13, 2013, the USPTO rejected certain claims of the ‘222 patent. A response to the first office action was filed in November 2013.

In addition, in January 2014, an unidentified third party filed with the USPTO a Request for Ex Parte Reexamination of the ‘218 patent. All of the claims of the ‘222 and ‘218 patents remain valid and in force during the reexamination proceedings. Because the Company and Pharmatop believe that the scope and validity of the patent claims in these patents are appropriate and that the USPTO’s prior issuances of the patents were correct, the Company, in conjunction with Pharmatop, will vigorously defend these patents. The Company cannot predict whether it and Pharmatop ultimately will succeed in maintaining the scope and validity of the claims of these patents during reexamination. If any of the patent claims in these patents ultimately are narrowed during prosecution before the USPTO, the extent of the patent coverage afforded to OFIRMEV could be impaired, which could potentially harm the Company’s business and operating results.

‘218 Patent Litigation: Exela Pharma Sciences, LLC

In April 2012, Exela filed suit against David J. Kappos and the USPTO in the United States District Court for the Eastern District of Virginia for declaratory judgment seeking a reversal of the USPTO’s decision not to act on a petition by Exela to vacate the USPTO’s April 2003 order reviving the international application for the ‘218 patent. The lawsuit followed the USPTO’s rejection of Exela’s petition to the USPTO filed in November 2011, which sought to vacate the April 23, 2003 order granting Pharmatop’s petition to revive the ‘218 patent. The USPTO determined that Exela lacked standing to seek such relief. Exela also seeks declaratory judgment that the USPTO’s rules and regulations that allow for revival of abandoned, international patent applications under the “unintentional” standard are invalid, and similar relief in connection with one or more counterclaims it has filed in the Delaware litigation. The Company’s motion to intervene in this lawsuit was granted in October 2012. In December 2012, the district court dismissed the case with prejudice as barred by the applicable statute of limitations. In February 2013, Exela appealed the district court’s decision to the Court of Appeals for the Federal Circuit. The Court of Appeals heard oral argument on the appeal in February 2014. A decision by the Court of Appeals in favor of Exela could result in the invalidation of the ‘218 patent.

Stockholder Class-Action Litigation Regarding the Company’s Pending Acquisition by Mallinckrodt plc

Following the February 11, 2014, announcement that the Company had entered into an agreement and plan of merger with Mallinckrodt plc and a subsidiary of Mallinckrodt, six putative class-action lawsuits were filed in the Court of Chancery of the State of Delaware: Wolfson v. Cadence Pharmaceuticals, Inc., et al., No. 9341-VCP (filed February 12, 2014); Goode v. Garner, et al., No. 9361-VCP (filed February 18, 2014); Bushansky v.

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

Cadence Pharmaceuticals Inc., et al., No. 9365-VCP (filed February 19, 2014); Bokol v. Cadence Pharmaceuticals Inc., et al., No. 9367 (filed February 19, 2014); Elvir v. Cadence Pharmaceuticals Inc., et al., No. 9370-VCP (filed February 19, 2014); and Nguyen v. Cadence Pharmaceuticals, Inc., et al., No. 9376-VCP (filed February 21, 2014). Two substantially identical putative class-action lawsuits were filed in the Superior Court of California, County of San Diego: Denny v. Cadence Pharmaceuticals, Inc., et al., No. 37-2014-00002579-CU-BT-CTL (filed February 13, 2014) and Militello v. Cadence Pharmaceuticals, Inc., et al., No. 37-00003634-CU-BT-CTL (filed February 20, 2014). The complaints allege that members of the Company’s board of directors breached their fiduciary duties to the Company’s stockholders in connection with the proposed transaction and that the merger agreement involves an unfair price, an inadequate sales process, and unreasonable deal protection devices that purportedly preclude competing offers. The complaints other than Bushansky further allege that the Company, Mallinckrodt, and/or its subsidiary aided and abetted the alleged breaches of fiduciary duties. The lawsuits seek an injunction against the consummation of the merger and rescission of the merger agreement to the extent the merger may already be consummated prior to the entry of the court’s final judgment, and an award of costs and expenses, including attorneys’ and experts’ fees.

The Company intends to vigorously defend against these claims. The outcome of this litigation cannot be predicted at this time and any outcome in favor of the plaintiffs could have an adverse effect on the proposed transaction, the Company’s financial condition, and the Company’s results of operations.

At this time, the Company is unable to estimate possible losses or ranges of losses for any of its current litigation, and it has not accrued any amounts for current litigation other than ongoing attorney’s fees.

11.	Stockholders’ Equity

Authorized Shares

In June 2012, following approval by the Company’s stockholders, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, which increased the number of authorized shares of common stock of the Company from 100,000,000 to 200,000,000.

Public Offerings

In November 2011, the Company issued an aggregate of 21,800,000 shares of its common stock at a purchase price of $3.75 per share pursuant to a public offering. The 2011 offering raised proceeds, net of offering costs and underwriting discounts and commissions, of $77,302,000.

Private Placement

In February 2009, the Company issued 12,039,794 shares of its common stock at a purchase price of $7.13 per share pursuant to a private placement. In addition to the shares of the Company’s common stock, warrants to purchase up to 6,019,897 additional shares of the Company’s common stock were also issued as part of the transaction at a price of $0.125 per warrant. Each warrant is immediately exercisable and has a five-year term. The warrants may be exercised through either cash or net exercise for one share of common stock at a price of $7.84 and have been accounted for as permanent equity. During December 2013, warrants to purchase an aggregate of 590,893 shares of the Company’s common stock were exercised at a price of $10.01, resulting in a total of 128,095 shares issued on a net exercise basis. As of December 31, 2013, warrants related to the private placement to purchase up to 5,429,004 additional shares of the Company’s common stock remained outstanding.

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

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

The 2006 Plan initially reserved 2,100,000 shares of common stock for future issuance and allowed for the initial number of reserved shares to be increased by (1) the 90,772 shares of common stock that remained available for issuance under the 2004 Plan as of the effective date of the 2006 Plan and (2) the number of shares under the 2004 Plan that are repurchased, forfeited, expired or cancelled on or after the effective date of the 2006 Plan. As of December 31, 2013, options to purchase 75,816 shares issued under the 2004 Plan have been repurchased, forfeited and/or cancelled since the effective date of the 2006 Plan, increasing the number of shares reserved for issuance under the 2006 Plan accordingly.

Beginning on January 1, 2008, the 2006 Plan allows for an annual increase in the number of shares available for issuance under the 2006 Plan by the lesser of (1) 4% of the outstanding common stock on January 1 and (2) a lesser amount determined by the board of directors, subject to an aggregate of 20,000,000 shares of common stock that may be issued through January 1, 2016. Through December 31, 2013, the board of directors approved the amount of shares authorized for future issuance under the 2006 Plan to be increased by an aggregate 11,853,707 shares under this provision.

As of December 31, 2013, the Company had issued both stock options and restricted stock units (“RSUs”) under the 2006 Plan and only stock options under the 2004 Plan. The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans at December 31, 2013:

	Authorized	Available	Outstanding
2004 Equity Incentive Plan	2,708,412	—	742,685
2006 Equity Incentive Plan	14,120,295	3,125,966	9,944,220

	16,828,707	3,125,966	10,686,905

The Company issues new shares of common stock upon the exercise of stock options and vesting of RSUs. RSUs that are tendered or withheld to satisfy the tax withholding obligation pursuant to the award are returned to the pool of available shares for future grant.

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

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

The following table summarizes the Company’s stock option activity as of December 31, 2013, and changes for the year then ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life - Years	Aggregate Intrinsic Value
Options outstanding at beginning of period	10,037,984	$6.81
Granted	2,208,750	$5.84
Exercised	(922,141)	$4.65
Cancelled	(640,688)	$8.13

Options outstanding at end of period	10,683,905	$6.72	6.83	$28,675,000

Options exercisable at end of period	6,729,953	$7.39	5.81	$14,926,000

The aggregate intrinsic value of options exercised during 2013, 2012 and 2011 was $2,921,000, $175,000 and $2,774,000, respectively. During 2013, the Company received $4,292,000 upon the exercise of stock options in satisfaction of the exercise price.

Restricted Stock Units

The Company has granted a limited number of RSUs with vesting schedules based upon performance criteria, service conditions or a combination of both performance criteria and service conditions. During 2013, the Company granted 3,000 RSUs, all of which remained outstanding as of December 31, 2013.

The following table summarizes the Company’s RSU activity as of December 31, 2013, and changes for the year then ended:

	Shares	Weighted-Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Restricted stock units outstanding at beginning of period	938	$10.38
Granted	3,000	$8.31
Vested	(938)	$10.38
Cancelled	—	—

Restricted stock units outstanding at end of period	3,000	$8.31	$27,000

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

The aggregate intrinsic value of RSUs vested during 2013, 2012 and 2011 was $5,000, $6,000 and $716,000, respectively. During 2013, a total of 126 vested shares were withheld from distribution in satisfaction of statutory minimum tax obligations and the Company used less than $1,000 to satisfy such tax obligations.

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

The Company had three major customers, each representing 10% or more of total gross product revenue for the periods presented as follows:

	Year Ended December 31,
	2013	2012	2011
AmerisourceBergen Corporation.	35%	33%	33%
Cardinal Health, Inc.	32%	33%	37%
McKesson Corporation	27%	27%	23%

Receivables from these customers at December 31, 2013 and 2012 amounted to the following percentages of total gross accounts receivable:

	As of December 31,
	2013	2012
AmerisourceBergen Corporation	36%	32%
Cardinal Health, Inc.	32%	31%
McKesson Corporation	27%	31%

13.	Income Taxes

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 2004 and forward are subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest and/or penalties related to income tax matters in the Company’s balance sheets at December 31, 2013 and 2012, and has recognized no interest and/or penalties in the Company’s statement of operations for the years ended December 31, 2013, 2012 and 2011.

Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. During the second quarter of 2013, the Company completed an analysis under IRC Sections 382 and 383 through December 31, 2012, and determined that it experienced an ownership change in March 2006. However, this ownership change did not result in the forfeiture of any net operating losses or research and development credits. Therefore, the Company has reinstated

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

the (1) deferred tax assets for net operating losses of approximately $149,071,000 and (2) research and development credits of approximately $6,809,000 generated through 2012 to its deferred tax asset schedule. Further, the Company has recorded a corresponding increase to its valuation allowance. The analysis did not have any impact on the Company’s unrecognized tax benefits. There is risk that additional changes in ownership have occurred since the completion of the Company’s analysis, which was through December 31, 2012. If a change in ownership were to have occurred, additional net operating loss and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

A valuation allowance has been established as realization of such deferred tax assets has not met the more likely than not threshold requirement. Other significant components of the Company’s net deferred tax assets for federal and state income taxes at December 31, 2013 and 2012 are shown below (in thousands):

	As of December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$157,484	$—
Tax credit carryforwards	5,781	—
Stock-based compensation	13,983	12,876
Capitalized research and development	4,535	5,348
Other, net	4,208	5,954

	185,991	24,178
Valuation allowance for deferred tax assets	(185,987)	(23,272)

Net deferred tax assets	$4	$906

Deferred tax liabilities:
Deferred tax liabilities	(4)	(906)

Net deferred tax liabilities	$(4)	$(906)

Net deferred tax assets	$—	$—

A reconciliation of the Company’s effective tax rate and federal statutory tax rate is as follows:

	As of December 31,
	2013	2012	2011
Federal income taxes	35.0%	35.0%	35.0%
State income taxes	3.3%	4.7%	4.3%
Research and development credits	(4.3)%	0.3%	0.9%
Stock-based compensation	(1.8)%	(1.0)%	(0.7)%
Change in valuation allowance	(28.1)%	(5.6)%	0.0%
State rate change	(2.1)%	0.6%	(0.0)%
Removal of net operating loss and research and development tax credits	0.0%	(32.4)%	(37.8)%
Other, net	(2.0)%	(1.6)%	(1.7)%

	0.0%	0.0%	0.0%

At December 31, 2013, the Company had federal and state net operating loss carryforwards of approximately $392,129,000 and $387,589,000, respectively. The federal and state tax loss carryforwards will

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

begin to expire in 2024 and 2014, respectively, unless previously utilized. The Company also had federal research and development tax credit carryforwards of approximately $4,140,000 which will begin expiring in 2025 unless previously utilized, and state research and development tax credit carryforwards of approximately $2,524,000 which carryforward indefinitely.

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

We recognize the impact of an uncertain income tax position on our income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

Following is a tabular reconciliation of the unrecognized tax benefit activity for the two years ended December 31, 2013 (excluding interest and penalties, in thousands):

Beginning balance, January 1, 2012	$—
Additions based on tax positions related to the current year	—
Reductions due to tax positions that reversed in the current year and completion of research and development study	$—

Ending balance December 31, 2012	—
Additions based on tax positions related to the current year	3,756
Reductions due to tax positions that reversed in the current year and completion of research and development study	—

Ending balance December 31, 2013	$3,756

14.	Employee Benefit Plan

The Company has a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code covering substantially all employees. Employees may contribute up to 100% of their annual compensation up to the maximum annual amount prescribed by the Internal Revenue Service. The Company may elect to make a discretionary contribution or match a discretionary percentage of employee contributions. During 2013, 2012 and 2011, the Company elected not to make any contributions to the plan.

15.	Summarized Quarterly Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 31, 2013 and 2012 are as follows (in thousands, except per share data):

	Fiscal Year 2013 Quarters
	1st(3)	2nd	3rd	4th(4)	Total
Revenues	$23,612	$24,674	$28,957	$35,313	$112,556
Gross profit(1)	$15,445	$16,380	$18,993	$23,765	$74,583
Net loss	$(1,363)	$(11,875)	$(6,938)	$(4,118)	$(24,294)
Basic and diluted net loss per share(2)	$(0.02)	$(0.14)	$(0.08)	$(0.05)	$(0.28)

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

	Fiscal Year 2012 Quarters
	1st(5)	2nd	3rd	4th(6)	Total
Revenues	$8,004	$11,108	$13,898	$17,174	$50,184
Gross profit(1)	$3,758	$5,352	$7,822	$9,996	$26,928
Net loss	$(22,673)	$(20,989)	$(15,890)	$(21,421)	$(80,973)
Basic and diluted net loss per share(2)	$(0.27)	$(0.25)	$(0.19)	$(0.25)	$(0.95)

(1)	Determined by subtracting cost of sales from net revenue.
(2)	Loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share may not necessarily equal the total for the year.
(3)

During the first quarter of 2013, the Company recognized $2,616 of previously deferred revenue and related cost of sales of $919. Further, it recorded a gain of $7,654 on the sale of its Incline option and preferred shares.

(4)

During the fourth quarter of 2013, the Company recognized $2,027 of license revenue under its data license agreement with Terumo Corporation, related to their first commercial sale of its IV acetaminophen product in Japan.

(5)	During the first quarter of 2012, the Company recorded a charge of $163 to write-down the value of certain inventory.
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

16.	Subsequent Events

Agreement and Plan of Merger with Mallinckrodt plc

On February 10, 2014, the Company entered into an agreement and plan of merger (“Merger Agreement”) with Mallinckrodt plc (“Parent”) and Madison Merger Sub, Inc., a wholly owned indirect subsidiary of Parent (“Merger Sub”), pursuant to which, and on the terms and subject to the conditions thereof, among other things, Merger Sub commenced a tender offer (“Offer”) on February 19, 2014 to acquire all of the outstanding shares of common stock of the Company at a purchase price of $14.00 per share in cash, without interest (the “Offer Price”). The Merger Agreement includes a remedy of specific performance and is not subject to a financing condition.

The obligation of Merger Sub to purchase the shares of common stock of the Company validly tendered pursuant to the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including (1) that there shall have been validly tendered and not validly withdrawn a number of shares of common stock of the Company that, when added to the shares then owned by Parent and its subsidiaries, represents one more than 50% of the total number of shares of common stock of the Company outstanding at the time of the expiration of the Offer, (2) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (3) the accuracy of the representations and warranties and compliance with covenants contained in the Merger Agreement, (4) the absence of any law, order, injunction or decree by any government, court or governmental entity that would make illegal or otherwise prohibit the Offer or the Merger, (5) there not having been a material adverse effect with respect to the Company, (6) the delivery of certain audited and unaudited financial statements, and (7) other customary conditions.

CADENCE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—Continued

The Merger Agreement contains certain termination rights in favor of each the Company and Parent, including under certain circumstances, the requirement for the Company to pay to Parent a termination fee of approximately $20,200,000, or approximately 1.5% of the Offer Price. The Company has also agreed (1) to cease any existing, and agreed not to solicit or initiate any additional, discussions with third parties regarding other proposals to acquire the Company and (2) to certain restrictions on its ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of the board of directors of the Company.

Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving as an indirect wholly owned subsidiary of Parent, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law without any stockholder approvals (the “Merger”). At the effective time of the Merger (the “Effective Time”), by virtue of the Merger and without any action on the part of the holders of any shares of common stock of the Company, each outstanding share of common stock of the Company, other than any shares owned by Parent, Merger Sub or any wholly owned subsidiary of Parent or held in the treasury of the Company, or any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be canceled and converted into the right to receive an amount in cash equal to the Offer Price. In addition, (1) effective as of immediately prior to the Effective Time, each outstanding Company stock option will fully vest and automatically be canceled and terminated as of the Effective Time and the holder thereof will be entitled to receive an amount in cash, without interest and less the amount of any tax withholding, equal to the product of (a) the number of shares of common stock of the Company underlying such option multiplied by (b) the excess, if any, of the Offer Price over the exercise price per share of such option, (2) effective as of immediately prior to the Effective Time, each outstanding Company restricted stock unit, other than any Company restricted stock unit issued or awarded on or after January 1, 2014 (collectively, the “Specified Restricted Stock Units”), will fully vest and the restrictions thereon will lapse, and each such restricted stock unit will be canceled and converted into the right to receive an amount in cash, without interest and less the amount of any tax withholding, equal to the product of (a) the Offer Price multiplied by (b) the number of shares of common stock of the Company underlying such restricted stock unit, and (3) at the Effective Time, each outstanding Specified Restricted Stock Unit will be canceled and converted into an award (a “Converted Award”) representing the right to receive an amount in cash equal to the product of (a) the Offer Price multiplied by (b) the number of shares of Common Stock of the Company underlying such Specified Restricted Stock Unit. Each Converted Award shall continue to vest and be settled in cash in accordance with the terms of the applicable Specified Restricted Stock Unit award agreement, subject to accelerated vesting under certain circumstances, including in the event of the holder’s death or disability or an involuntary termination of employment that would otherwise qualify the holder to severance under any employment or severance plan or agreement to which the holder is a party or in which the holder is eligible to participate as of the date of grant. The foregoing treatment of the Specified Restricted Stock Unit Awards will supersede any more favorable vesting provisions in the Company’s equity plan or any employment or severance plan or agreement to which the holder is a party or in which the holder is eligible to participate (including the executive employment agreements).

The Merger Agreement contains customary representations, warranties and covenants, including covenants obligating the Company to continue to conduct its business in the ordinary course and to cooperate in seeking regulatory approvals.

The board of directors of the Company has unanimously (1) determined that the Merger Agreement and the transactions contemplated thereby are advisable and fair to, and in the best interests of, the Company’s stockholders, (2) approved and declared advisable the Merger Agreement and the transactions contemplated thereby and (3) resolved to recommend acceptance of the Offer by the Company’s stockholders. The board of directors of Parent has also unanimously approved the transaction. The Company expects to complete the Merger in mid to late March 2014, subject to the satisfaction of the closing conditions.

Exercise of Warrants

In January and February 2014, warrants to purchase an aggregate of 5,909,457 shares of the Company’s common stock were exercised on a net exercise basis, which resulted in the issuance of a total of 2,454,472 shares of the Company’s common stock. As of February 28, 2014, warrants to purchase an aggregate of 137,620 shares of the Company’s common stock remained outstanding with an average exercise price of $7.08 per share.

Schedule II

CADENCE PHARMACEUTICALS, INC.

Valuation and Qualifying Accounts

For the Years ended December 31, 2013, 2012 and 2011

(in thousands)

	Allowance for doubtful accounts	Allowance for cash discounts, chargebacks, and wholesaler fees
Balance at December 31, 2010	$—	$—
Additions	—	451
Deductions	—	(372)

Balance at December 31, 2011	—	79
Additions	56	1,912
Deductions	—	(1,766)

Balance at December 31, 2012	56	225
Additions	3	4,489
Deductions	(40)	(4,279)

Balance at December 31, 2013	$19	$435

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management has determined that, with the exception of the change discussed below, there were no other significant changes to our internal control over financial reporting during the year or quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in internal control over financial reporting. As of January 1, 2013, we began to recognize revenue and estimate returns on sales of our product to wholesale customers. Prior to this time, we deferred the recognition of revenue until the time that the product had been sold by the wholesaler to a hospital or other end-user customer because the lack of historical product return data did not allow us to reasonably estimate returns on sales to the wholesalers. However, based upon product return history gathered since the commercial launch of our product in January 2011, we determined that we had sufficient data to reasonably estimate a return rate as of January 1, 2013. As a result, we changed our product return estimate and are now recognizing revenue on sales to wholesalers. The implementation of this change in our product return estimate resulted in the implementation of new controls, as well as changes to existing controls, systems and procedures that affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and as implemented in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. All internal control systems, no matter how well designed, have inherent limitations. Internal control over financial reporting includes those policies and procedures that:

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

Management has adopted the Committee of Sponsoring Organizations of the Treadway Commission framework (1992) to evaluate the effectiveness of our internal control over financial reporting. Management’s evaluation of the results of testing included consideration of susceptibility to loss or fraud, subjectivity, complexity, the extent of judgment, the amount and volume of the transactions exposed to the deficiency, the existence of mitigating controls, the cause of detected exceptions, how the exception was detected, the pervasiveness of the exception, the significance of the deviation from policy and the frequency of exceptions relative to the frequency of operation.

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

As of December 31, 2013, management assessed the effectiveness of our internal control over financial reporting, and concluded that such control over financial reporting was effective and there were no material weaknesses in our internal control over financial reporting that have been identified by management. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2013 and is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and

Stockholders of Cadence Pharmaceuticals, Inc.

We have audited Cadence Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Cadence Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cadence Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Cadence Pharmaceuticals, Inc. as of December 31, 2013 and 2012, and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of Cadence Pharmaceuticals, Inc. and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 28, 2014

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item will be included under the captions Election of Directors, Information Regarding the Board of Directors and Corporate Governance, Executive Compensation and Other Information, and Section 16(a) Beneficial Ownership Reporting Compliance contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our year ended December 31, 2013, pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 11.	Executive Compensation

We maintain employee compensation programs and benefit plans in which our executive officers are participants. Copies of these plans and programs are set forth or incorporated by reference as Exhibits to this report. The information required by this item will be included in our definitive Proxy Statement under the caption Executive Compensation and Other Information to be filed with the Commission within 120 days after the conclusion of our year ended December 31, 2013, pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included under the caption Security Ownership of Certain Beneficial Owners and Management contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our year ended December 31, 2013, pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference. The information required by this item regarding our equity compensation plan is included in the section above entitled “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included under the captions Certain Relationships and Related Transactions and Information Regarding the Board of Directors and Corporate Governance contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our year ended December 31, 2013, pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item will be included under the caption Ratification of Selection of Independent Registered Public Accounting Firm contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our year ended December 31, 2013, pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Financial Statements. The following financial statements of Cadence Pharmaceuticals, Inc., together with the report thereon of Ernst & Young LLP, required to be filed pursuant to Part II, Item 8 of this Annual Report on Form 10-K, are included as follows:

(2) Financial Statements Schedules. The following financial statement schedule of Cadence Pharmaceuticals, Inc., required to be filed pursuant to Part IV, Item 15 of this Annual Report on Form 10-K, is included as follows:

Page
Schedule II –Valuation and Qualifying Accounts	113

(3) List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits.

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of February 10, 2014, by and among Mallinckrodt plc, Madison Merger Sub, Inc. and the Company, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on February 11, 2014

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33103) for the period ended September 30, 2006 as filed with the SEC on November 30, 2006

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on June 15, 2012

3.3±	Amended and Restated Bylaws of the Company, as amended on December 14, 2007, and February 10, 2014

4.1	Form of the Company’s Common Stock Certificate, incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33103) for the period ended September 30, 2006 as filed with the SEC on November 30, 2006

4.2	Amended and Restated Investor Rights Agreement dated February 21, 2006, incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-135821) as filed with the SEC on July 17, 2006

Exhibit Number	Description of Exhibit

4.3	Registration Rights Waiver and Amendment dated November 29, 2007, incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 3, 2007

4.4	Form of Warrant to Purchase Stock issued to Silicon Valley Bank on November 30, 2007, incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 3, 2007

4.5	Form of Warrant to Purchase Stock issued to Oxford Finance Corporation on November 30, 2007, incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 3, 2007

4.6	Form of Warrant to Purchase Stock issued to GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services Inc.), on November 30, 2007, incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 3, 2007

4.7	Form of Warrant to Purchase Stock issued on February 18, 2009, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on February 20, 2009

4.8	Form of Warrant to Purchase Stock issued on June 18, 2010, incorporated herein by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on June 21, 2010

4.9	Form of Warrant to Purchase Stock issued on December 22, 2011, incorporated herein by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 27, 2011

4.10	Form of Warrant to Purchase Stock issued on December 5, 2012, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 6, 2012

10.1#	Form of Director and Executive Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 of the Company’s Registration Statement on Form S-1 (File No. 333-135821) as filed with the SEC on August 30, 2006

10.2#	Amended and Restated Cadence Pharmaceuticals, Inc. Director Compensation Policy, effective November 21, 2013, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on November 26, 2013

10.3#	Form of Second Amended and Restated Employment Agreement, incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K (File No. 001-33103) for the year ended December 31, 2008 as filed with the SEC on March 16, 2009

10.4#	Employment Agreement between the Company and Scott A. Byrd, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on June 22, 2009

10.5#	2004 Equity Incentive Award Plan and forms of Option Agreements thereunder, incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-138226) as filed with the SEC on October 26, 2006

10.6#	2010 Amendment and Restatement of the 2006 Equity Incentive Award Plan, incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8 (File No. 333-171396) as filed with the SEC on December 23, 2010

Exhibit Number	Description of Exhibit

10.7	Forms of Option and Restricted Stock Agreements under the 2006 Equity Incentive Award Plan, incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8 (File No. 333-138226) as filed with the SEC on October 26, 2006

10.8#	Form of Deferral Restricted Stock Unit Agreement under the 2006 Equity Incentive Award Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on September 2, 2009

10.9#	Form of Non-Deferral Restricted Stock Unit Agreement under the 2006 Equity Incentive Award Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on September 2, 2009

10.10#	2013 Corporate Bonus Plan, incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 001-33103) for the year ended December 31, 2012 as filed with the SEC on March 8, 2013

10.11#	2014 Corporate Bonus Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on November 26, 2013

10.12#	Executive Severance Plan, incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K (File No. 001-33103) for the year ended December 31, 2012 as filed with the SEC on March 8, 2013

10.13	Form of Amended and Restated Restricted Common Stock Purchase Agreement, incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 of the Company’s Registration Statement on Form S-1 (File No. 333-135821) as filed with the SEC on August 30, 2006

10.14	Form of Common Stock Purchase Agreement dated February 14, 2008, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on February 15, 2008

10.15	Securities Purchase Agreement, dated February 13, 2009, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on February 20, 2009

10.16	Lease dated May 12, 2006 by and between the Company and Prentiss/Collins Del Mar Heights LLC, incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135821) as filed with the SEC on July 17, 2006

10.17	First Amendment to Lease dated September 29, 2006 by and between the Company and Prentiss/Collins Del Mar Heights LLC, incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K (File No. 001-33103) for the year ended December 31, 2011 as filed with the SEC on March 13, 2012

10.18	Second Amendment to Lease dated December 8, 2011 by and among the Company and PRII High Bluffs LLC and Collins Corporate Center Partners, LLC, incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 001-33103) for the year ended December 31, 2011 as filed with the SEC on March 13, 2012

10.19	Third Amendment to Lease dated September 24, 2013 by and among the Company and PRII High Bluffs LLC and Collins Corporate Center Partners, LLC, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on September 27, 2013

Exhibit Number	Description of Exhibit

10.20†	IV APAP Agreement (U.S. and Canada) dated February 21, 2006 by and between the Company and Bristol-Myers Squibb Company, incorporated herein by reference to Exhibit 10.11 to Amendment No. 2 of the Company’s Registration Statement on Form S-1 (File No. 333-135821) as filed with the SEC on September 25, 2006

10.21†	License Agreement dated December 23, 2002 by and among SCR Pharmatop and Bristol-Myers Squibb Company, incorporated herein by reference to Exhibit 10.12 to Amendment No. 2 of the Company’s Registration Statement on Form S-1 (File No. 333-135821) as filed with the SEC on September 25, 2006

10.22†	Supply Agreement dated December 1, 2010 by and between the Company and Lawrence Laboratories, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 2, 2010

10.23†	Amended and Restated Supply Agreement dated February 22, 2013 by and between the Company and Lawrence Laboratories, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on February 28, 2013

10.24†	Amended and Restated Development and Supply Agreement dated January 28, 2011 by and between the Company and Baxter Healthcare Corporation, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on February 2, 2011

10.25†	Amended and Restated Loan and Security Agreement dated June 18, 2010 by and among the Company and Oxford Finance Corporation, Silicon Valley Bank and GE Business Financial Services, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on June 21, 2010

10.26	First Amendment to Amended and Restated Loan and Security Agreement dated November 22, 2010 by and among the Company and Oxford Finance Corporation, Silicon Valley Bank and GE Business Financial Services, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on November 26, 2010

10.27	Second Amended and Restated Loan and Security Agreement dated December 22, 2011 by and among the Company and Oxford Finance LLC, Silicon Valley Bank and General Electric Capital Corporation, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 27, 2011

10.28	First Amendment to Second Amended and Restated Loan and Security Agreement, dated December 5, 2012, by and among the Company and Oxford Finance LLC, Silicon Valley Bank and General Electric Capital Corporation, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33103) as filed with the SEC on December 6, 2012

10.29†	Option Agreement dated June 21, 2010 by and among the Company and Incline Therapeutics, Inc., incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33103) for the period ended June 30, 2010 as filed with the SEC on August 6, 2010

10.30	Waiver, Consent and Option Termination Agreement dated December 11, 2012 by and between the Company and Incline Therapeutics, Inc., incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K (File No. 001-33103) for the year ended December 31, 2012 as filed with the SEC on March 8, 2013

Exhibit Number	Description of Exhibit

10.31†	Settlement Agreement dated November 27, 2012 by and between the Company and SCR Pharmatop and Paddock Laboratories, LLC and Perrigo Company, incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K (File No. 001-33103) for the year ended December 31, 2012 as filed with the SEC on March 8, 2013

10.32†	License Agreement dated November 27, 2012 by and between the Company and SCR Pharmatop and Paddock Laboratories, LLC and Perrigo Company, incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K (File No. 001-33103) for the year ended December 31, 2012 as filed with the SEC on March 8, 2013

10.33±†	Settlement Agreement dated January 28, 2014 by and between the Company and SCR Pharmatop and Sandoz Inc., Sandoz AG, Neogen International N.V. and APC Pharmaceuticals, LLC, including the Binding Term Sheet dated January 28, 2014

23.1±	Consent of Independent Registered Public Accounting Firm

31.1±	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2±	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1±	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

99.1	Tender and Support Agreement, dated February 10, 2014, by and among Mallinckrodt plc, Madison Merger Sub, Inc. and certain stockholders of the Company, incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 333-138226) as filed with the SEC on February 11, 2014

101.INS±	XBRL Instance Document

101.SCH±	XBRL Taxonomy Extension Schema Document

101.CAL±	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF±	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB±	XBRL Taxonomy Extension Label Linkbase Document

101.PRE±	XBRL Taxonomy Extension Presentation Linkbase Document

±	Included in this Report.
#	Indicates management contract or compensatory plan.
†	Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

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

Dated: February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THEODORE R. SCHROEDER Theodore R. Schroeder	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2014

/s/ WILLIAM R. LARUE William R. LaRue	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)	February 28, 2014

/s/ CAM L. GARNER Cam L. Garner	Chairman of the Board of Directors	February 28, 2014

/s/ BRIAN G. ATWOOD Brian G. Atwood	Director	February 28, 2014

/s/ SAMUEL L. BARKER, PH.D. Samuel L. Barker, Ph.D.	Director	February 28, 2014

/s/ JAMES C. BLAIR, PH.D. James C. Blair, Ph.D.	Director	February 28, 2014

/s/ LAUREEN DEBUONO Laureen DeBuono	Director	February 28, 2014

/s/ MICHAEL L. EAGLE Michael L. Eagle	Director	February 28, 2014

/s/ ALAN D. FRAZIER Alan D. Frazier	Director	February 28, 2014

/s/ STEPHEN L. NEWMAN Stephen L. Newman	Director	February 28, 2014

/s/ TODD W. RICH Todd W. Rich	Director	February 28, 2014

/s/ CHRISTOPHER J. TWOMEY Christopher J. Twomey	Director	February 28, 2014